Form 10-Q
period 2016-04-29
SecureWorks Corp
filed 2016-06-01
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-37748

SecureWorks Corp.
(Exact name of registrant as specified in its charter)

Delaware	56-2015395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Concourse Parkway NE Suite 500
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(404) 327-6339
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on May 27, 2016, 10,671,149 shares of Class A common stock, par value $0.01 per share, were outstanding and 70,000,000 shares of Class B common stock, par value of $0.01 per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	April 29, 2016	January 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$123,711	$33,422
Accounts receivable, net	108,858	116,357
Inventories, net	4,219	3,549
Other current assets	26,871	26,211
Total current assets	263,659	179,539
Property and equipment, net	23,548	22,766
Goodwill	416,487	416,487
Purchased intangible assets, net	282,723	289,657
Other non-current assets	25,806	9,336
Total assets	$1,012,223	$917,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,121	$22,126
Accrued and other	39,486	60,407
Short-term deferred revenue	115,082	109,467
Short-term debt	—	27,993
Total current liabilities	177,689	219,993
Long-term deferred revenue	17,693	18,352
Other non-current liabilities	104,340	90,984
Total liabilities	299,722	329,329
Commitments and Contingencies (Footnote 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 10,671 issued and outstanding	107	—
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	846,994	711,923
Accumulated deficit	(134,273)	(122,646)
Accumulated other comprehensive loss	(1,027)	(1,521)
Total stockholders' equity	712,501	588,456
Total liabilities and stockholders' equity	$1,012,223	$917,785
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 29, 2016	May 1, 2015

Net revenue	$99,793	$77,399
Cost of revenue	49,849	43,996
Gross margin	49,944	33,403
Research and development	13,596	11,830
Sales and marketing	27,496	22,119
General and administrative	27,852	25,784
Total operating expenses	68,944	59,733
Operating loss	(19,000)	(26,330)
Interest and other, net	365	(818)
Loss before income taxes	(18,635)	(27,148)
Income tax benefit	(7,008)	(9,318)
Net loss	$(11,627)	$(17,830)

Net loss per common share (basic and diluted)	$(0.17)	$(0.25)
Weighted-average common shares outstanding (basic and diluted)	70,330	70,000
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	April 29, 2016	May 1, 2015
Net loss	$(11,627)	$(17,830)
Foreign currency translation adjustments, net of zero tax	494	127
Comprehensive loss	$(11,133)	$(17,703)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	April 29, 2016	May 1, 2015
Cash flows from operating activities:
Net loss	$(11,627)	$(17,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,626	10,577
Change in fair value of convertible notes	132	—
Stock-based compensation expense	360	200
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(459)	339
Income tax benefit	(7,008)	(9,318)
Other non cash impacts	—	2,922
Provision for doubtful accounts	590	939
Changes in assets and liabilities:
Accounts receivable	7,369	(11,109)
Net transaction with parent	(10,864)	—
Inventories	(670)	462
Other assets	(2,037)	(3,889)
Accounts payable	995	1,115
Deferred revenue	4,955	9,603
Accrued and other liabilities	(7,570)	7,810
Net cash used in operating activities	(16,208)	(8,179)
Cash used in investing activities:
Capital expenditures	(3,474)	(3,087)
Net cash used in investing activities	(3,474)	(3,087)
Cash flows from financing activities:
Net proceeds from initial public offering	99,971	—
Capital contribution from parent	10,000	—
Net transfers from parent	—	16,534
Net cash provided by financing activities	109,971	16,534

Net increase in cash and cash equivalents	90,289	5,268
Cash and cash equivalents at beginning of the period	33,422	6,669
Cash and cash equivalents at end of the period	$123,711	$11,937

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$28,125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at January 29, 2016	—	—	70,000	700	$711,923	$(122,646)	$(1,521)	$588,456
Net loss	—	—	—	—		(11,627)	—	(11,627)
Other comprehensive loss	—	—	—	—	—	—	494	494
Issuance of common stock in connection with initial public offering, net of offering costs	8,000	80	—	—	96,613	—	—	96,693
Conversion of convertible notes to common stock in connection with initial public offering	2,009	20	—	—	28,105	—	—	28,125
Restricted stock awards	662	7	—	—	(7)	—	—	—
Net transfers from parent					10,000			10,000
Stock-based compensation	—	—	—	—	360	—	—	360
Balance at April 29, 2016	10,671	$107	70,000	$700	$846,994	$(134,273)	$(1,027)	$712,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “SecureWorks” or the “Company”) is a leading global provider of intelligence-driven information security solutions exclusively focused on protecting the Company's clients from cyber attacks. The Company's solutions enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in real time, prioritize and respond rapidly to security breaches and predict emerging threats.

The Company has one primary business activity, which is to provide clients with intelligence-driven information security solutions. The Company’s chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. Accordingly, SecureWorks operates its business as a single reportable segment.

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, “Dell” or “Parent”). On October 29, 2013, Dell was acquired by Denali Holding Inc. (“Denali”), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for this transaction. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the Company's IPO, Denali owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of April 29, 2016 represented approximately 86.8% of the Company's total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of the Company's outstanding common stock.

As of April 29, 2016, the beneficial owners of Denali’s outstanding voting securities were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, the Susan Lieberman Dell Separate Property Trust, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, a global private equity firm, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC, which are managed by MSD Partners, L.P., an investment firm that was formed by the principals of MSD Capital, L.P., the investment firm that exclusively manages the capital of Mr. Dell and his family, and members of Dell’s management and other investors.

The predecessor company of SecureWorks was originally formed as a limited liability company in Georgia in March 1999, and SecureWorks was incorporated in Georgia in May 2009. On November 24, 2015, the Company reincorporated from Georgia to Delaware and, in connection with the reincorporation, changed its name from SecureWorks Holding Corporation to SecureWorks Corp. and its authorized capital from 1,000 shares of common stock, par value $0.01 per share, to 1,000 shares of Class A common stock and 1,000 shares of Class B common stock, each with a par value of $0.01 per share. There are no differences in dividend and liquidation rights between the Class A common stock and the Class B common stock. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Upon the reincorporation, the 1,000 issued and outstanding shares of common stock of the Georgia corporation were reclassified into and became 1,000 issued and outstanding shares of Class B common stock of SecureWorks Corp., the Delaware corporation.

In January 2016, the Company’s board of directors and stockholder approved a 70,000-for-1 stock split of the Company’s Class B common stock. The Company filed an amendment to its certificate of incorporation effecting the stock split on April 8, 2016. The amendment to the certificate of incorporation also increased the number of shares of Class A common stock authorized for issuance from 1,000 to 2,500,000,000 shares and increased the number of shares of Class B common stock authorized for issuance from 1,000 to 500,000,000 shares. All share and per share amounts presented in these financial statements have been retroactively adjusted to reflect the impact of the stock split.

In April 2016, the Company’s board of directors and stockholder approved a restated certificate of incorporation further amending and restating the provisions of the certificate of incorporation. The restated certificate of incorporation, which was filed on April 22, 2016, authorized for issuance 200,000,000 shares of preferred stock, par value $0.01 per share.

In connection with the Company’s IPO, during the six months ended January 29, 2016, the Company created certain new foreign legal entities that became consolidated subsidiaries of SecureWorks Corp. After their formation, the new subsidiaries of SecureWorks Corp. received transfers of net assets from other Dell legal entities of businesses that have been included in the historical combined financial statements of the Company. The net assets were transferred by Dell for no consideration, at their

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

carrying values, which represented Dell’s historical costs and which constitute the basis reflected in these historical combined financial statements. Because these businesses already have been included in the historical combined financial statements for all periods, the sole impact of the transfers was the completion of the legal reorganization of entities under common control and the presentation of the resulting change in the reporting entity under Accounting Standards Codification (“ASC”) 805 – Business Combinations. Because SecureWorks Corp. legally owned all of the businesses reflected in the previously presented combined financial statements as of January 29, 2016, the presentation as of such date is of a consolidated business, with the only effect being the reclassification of the previously reported balances in net parent investment as common stock, additional paid in capital and accumulated deficit of SecureWorks Corp.

Initial Public Offering

On April 27, 2016, the Company completed its IPO in which it issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. The Company received net proceeds of $100.0 million from the sale of shares of Class A common stock, net of underwriting discounts and commissions and unpaid offering expenses payable by the Company of $12.0 million.

Upon the closing of the IPO, all of the Company's convertible notes automatically converted into 2,008,924 shares of the Class A common stock. For more information regarding the convertible notes see "Note 4—Debt."

Basis of Presentation

The Company’s historical financial statements have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, for periods prior to the third quarter of fiscal 2016, were derived from the accounting records of Dell and the Company, whereby certain transactions are outside SecureWorks Corp. Beginning in the third quarter of fiscal 2016, the costs of these services were charged in accordance with a shared services agreement between the Company and Dell that went into effect on August 1, 2015. The Company’s results of operations are not necessarily indicative of its future performance and do not reflect what the Company’s financial performance would have been had it been a stand-alone public company during the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements.

Assets and liabilities that are specifically identifiable or otherwise attributable to the Company, such as intangible assets, are included in the Condensed Consolidated Statements of Financial Position, presented above. Debt, and related interest expense, held by Dell, has not been allocated to SecureWorks for any of the periods presented as these borrowings were not directly attributable to the Company’s operations. Cash transfers between the Company and Dell prior to August 1, 2015 have been included in these financial statements as a component of permanent equity, as such amounts do not require repayment. The total net effect of these transfers is reflected in the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Stockholders' Equity as transfers from Parent and in the Condensed Consolidated Statements of Cash Flows as a financing activity.

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. Dell also has provided the Company with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. As discussed above, beginning in the third quarter of fiscal 2016, the costs of these services were charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Note 8-Related Party Transactions.”

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. See “Note 7—Income and Other Taxes” for more information.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended January 29, 2016 included in the Company's Prospectus constituting part of the Company's Registration Statement on Form S-1 (Registration No. 333-208596) and filed with the SEC on April 22, 2016.

Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the Company's consolidated financial position or results of operations. The Condensed Consolidated Statements of Operations previously combined sales, general and administrative expenses. These statements now present sales and marketing separate from general and administrative expenses. These reclassifications did not affect total operating expenses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 3, 2017 and the fiscal year ended January 29, 2016 as fiscal 2017 and fiscal 2016, respectively. Fiscal 2017 includes 53 weeks and fiscal 2016 included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining cost of revenue, allocating cost in the form of depreciation and amortization and estimating the impact of contingencies. In the Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates.

Out-of-Period Adjustments

The financial statements presented for the three months ended May 1, 2015 include adjustments to correct errors related to the period ended January 30, 2015. For the three months ended May 1, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $1.8 million and $1.2 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from the previous year not recorded. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2016 period is not material to the financial statements presented, the Company recorded the correction of these errors in its fiscal 2016 financial statements. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.
Stock-Based Compensation Policy
In connection with the Company's IPO, its board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan"). The 2016 Plan became effective on April 18, 2016. The Company’s compensation programs also include grants under Dell’s share-based payment plans for two of the Company's named executive officers. Compensation expense related to these stock-based transactions was measured and recognized in the financial statements based on fair value. In general, the fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model. This model requires that at the date of grant the Company determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the stock price, risk-free interest rates, and the expected dividend yield. For more information regarding the Company's stock-based compensation programs see "Note 6—Stock-based Compensation."

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers.” The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The update clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross versus Net).” The update clarifies the principal-versus-agent implementation guidance in ASU 2014-09, which will impact whether an entity reports revenue on a gross or net basis. These updates are effective for the Company beginning in the first quarter of the fiscal year ending February 1, 2019. The Company is currently evaluating the impact of these updates on its consolidated financial statements.

Compensation - Stock Compensation—In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.” The update simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. The update is effective for the Company for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for the Company for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Balance Sheet Classifications of Deferred Taxes — In November 2015, the FASB issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes in ASU 2015-17, “Income Taxes (Topic 740).” The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. The Company elected to early adopt this standard in the fourth quarter of fiscal 2016 on a prospective basis. Other than the reclassification of deferred tax amounts in the Condensed Consolidated Statements of Financial Position as of January 29, 2016, the amendment had no impact on the Company’s Condensed Consolidated Statements of Financial Position.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern — In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going concern (Subtopic 205-40).” The update requires companies to evaluate at each reporting period whether there are conditions or events that raise substantial doubt about the company’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures will be required if management concludes that substantial doubt exists. This guidance is effective for the Company beginning in the first quarter of the fiscal year ending February 2, 2018. The Company does not expect this new guidance to impact its consolidated financial statements.
NOTE 2 — NET LOSS PER SHARE

Net loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards as they would be anti-dilutive. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive. There were no potentially dilutive common shares outstanding during the three months ended May 1, 2015.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2016	May 1, 2015
Numerator:
Net loss	$(11,627)	$(17,830)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	70,330	70,000
Loss per common share:
Basic and Diluted	(0.17)	(0.25)
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to Denali’s acquisition of Dell and represents the excess of the purchase price attributable to SecureWorks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments, or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of April 29, 2016 and January 29, 2016.

Goodwill and indefinite lived intangible assets, if any, are tested for impairment on an annual basis during the third fiscal quarter, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test, the fair value of the SecureWorks reporting unit exceeded its carrying value and no impairment of goodwill or indefinite-lived intangible assets existed at the testing date. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of April 29, 2016.
Intangible Assets
The Company's intangible assets at April 29, 2016 and January 29, 2016, were as follows:

	April 29, 2016			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(38,392)	$151,126	$189,518	$(34,869)	$154,649
Technology	135,584	(34,105)	101,479	135,584	(30,694)	104,890
Finite-lived intangible assets	325,102	(72,497)	252,605	325,102	(65,563)	259,539
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(72,497)	$282,723	$355,220	$(65,563)	$289,657

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $7.5 million for the three months ended April 29, 2016 and May 1, 2015, respectively. There were no impairment charges related to intangible assets during the three months ended April 29, 2016 and January 29, 2016.
NOTE 4 — DEBT

Convertible Debt

On June 30, 2015, the Company entered into an agreement with investors to sell up to $25.0 million in aggregate principal amount of its convertible notes. These investors included members of the Company’s Board of Directors, who were director nominees prior to the date of the IPO. The initial sale of convertible notes was completed on August 3, 2015 in the aggregate principal amount of $22.0 million. On September 14, 2015, the Company sold an additional convertible note in the principal amount of $0.5 million, resulting in an aggregate principal amount of convertible notes outstanding of $22.5 million. These notes remained outstanding until the completion of the Company's IPO, on which date, according to their terms, the convertible notes automatically converted into 2,008,924 shares of the Class A common stock. The converted shares equaled the $22.5 million face

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of the convertible notes divided by the conversion price of $11.20 per share, which was equal to 80% of the IPO price of $14.00 per share.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility is available for one year beginning on April 21, 2016. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the revolving credit facility as of April 29, 2016.

Each loan made under the revolving credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.60%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate, upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The credit agreement contains customary representations, warranties and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.
NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. SecureWorks accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of legal cases at least quarterly and adjusts its liability as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of April 29, 2016, the Company does not believe there are any matters, individually or in the aggregate, that could have a material adverse effect on its results of operations, financial condition or liquidity. During the fiscal year ended January 29, 2016, there was one legal matter settled, which is summarized below:

SRI International v. Dell Inc. and SecureWorks, Inc. — On April 26, 2013, SRI International filed a complaint in the United States District Court for the District of Delaware against the Company and Dell Inc. captioned “SRI International, Inc. v. Dell Inc. and SecureWorks, Inc., Civ. No. 13-737-SLR.” The complaint alleged that the Company and Dell Inc. were infringing and inducing the infringement of SRI International patent U.S. 6,711,615 covering network intrusion detection technology and SRI International patent U.S. 6,484,203 covering hierarchical event monitoring analysis. SRI International sought damages (including enhanced damages for alleged willful infringement), a recovery of costs and attorneys’ fees, and other relief as the court deemed appropriate, and demanded a jury trial. The Company filed an answer to SRI International’s complaint which asserted affirmative defenses and counterclaims, including that the Company does not infringe or induce the infringement of the asserted patents and that the asserted patents are invalid and unenforceable.

In July 2015, the Company undertook settlement discussions with SRI International. In August 2015, SRI International and Dell Inc. entered into a settlement and license agreement under which SRI International granted to Dell Inc. and its affiliates a perpetual, fully paid-up, non-transferable, non-assignable or sublicensable worldwide license under the patents subject to the litigation. Dell Inc. paid to SRI International a one-time lump sum of $7.5 million and the parties agreed to stipulate to dismissal with prejudice of all claims asserted by SRI International and dismissal without prejudice of all claims asserted by Dell Inc. or the Company in the litigation. Under the settlement and license agreement, if any affiliate of Dell Inc. (including the Company) ceases to be an affiliate of Dell Inc., that entity will retain its license under the agreement with SRI International, subject to certain terms and conditions as set out in the agreement with SRI International. The United States District Court for the District of Delaware dismissed the action in September 2015. In connection with this matter, the Company expensed $3.0 million and $1.9 million in the first and second quarters, respectively, of fiscal

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2016. In addition, the Company recognized a $2.6 million prepaid patent license agreement during the second quarter of fiscal 2016.

Indemnifications — In the ordinary course of business, SecureWorks enters into contractual arrangements under which the Company agrees to indemnify its clients from certain losses incurred by the client as to third-party claims relating to the services performed on behalf of SecureWorks or for certain losses incurred by the client as to third-party claims arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.

The Company sells solutions to clients of all sizes primarily through direct sales organization, supplemented by sales through channel partners. The Company had a single client that represented approximately 8% and 10% of its revenue for the three months ended April 29, 2016 and May 1, 2015, respectively.
NOTE 6 — STOCK-BASED COMPENSATION

In connection with the Company's IPO, its board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan. The 2016 Plan became effective on April 18, 2016 and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 8,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.
Stock Options
Under the 2016 Plan, the exercise price of each option will be determined by the compensation committee, except that the exercise price may not be less than 100% (or, for incentive stock options to any 10% stockholder, 110%) of the fair market value of a share of Class A common stock on the date on which the option is granted. The term of an option may not exceed ten years (or, for incentive stock options to any 10% stockholder, five years ) from the date of grant. The compensation committee will determine the time or times at which each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee.
On April 21, 2016, in connection with the Company's IPO, 2,669,788 stock options were granted to employees and 240,715 stock options were granted to directors at an exercise price of $14.00 per share. The stock options will vest over an average service period of four years. During the three months ended April 29, 2016, the Company recognized $0.1 million in compensation expense related to these awards.
The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The expected term was estimated using the SEC simplified method. The risk-free interest rate is the continuously compounded, term-matching, zero-coupon rate from the valuation date. The volatility is the leverage-adjusted, term-matching, historical volatility of peer firms. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant.
The weighted assumptions utilized for valuation of options under this model as well as the weighted-average grant date fair value of stock options granted during the three months ended April 29, 2016 are summarized below.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended
April 29, 2016

Expected life	6.3 years
Risk-free interest rate	1.69%
Volatility	44.76%
Dividend yield	—%
Expected forfeiture rate	6.12%
Weighted-average grant-date fair value	$6.15
The following table summarizes stock option activity and options outstanding and exercisable for the three months ended, and as of, April 29, 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value

Balance, January 29, 2016	—	$—	—	$—	—
Granted	2,910,503	$14.00	9.98	$6.15	$—
Exercised	—	—	—		—
Canceled, expired or forfeited	—	—	—		—
Balance, April 29, 2016	2,910,503	$14.00	9.98	$6.15	$—

Options expected to vest, April 29, 2016	2,628,303	$14.00	9.98	$6.15	$—

Options exercisable, April 29, 2016	—	$—	—	$—	$—

At April 29, 2016, unrecognized stock-based compensation expense related to stock options was $16.0 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 4.25 years.
In connection with Denali’s acquisition of Dell in 2013, the Company’s compensation programs included grants under the Denali Holding 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of Denali’s Series C common stock were awarded to two of the Company's named executive officers. Upon the closing of the Company's IPO, 165,820 unvested time-based awards were forfeited. As of April 29, 2016, 510,545 performance-based awards remained outstanding. During the three months ended April 29, 2016 and May 1, 2015, the Company recognized $0.1 million and $0.2 million, respectively, in compensation expense related to these awards.
Restricted Stock and Restricted Stock Units
Under the 2016 Plan, a restricted stock award is an award of shares of Class A common stock that may be subject to restrictions on transferability and other restrictions as the compensation committee determines in its sole discretion on the date of grant. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments, or otherwise as the compensation committee may determine. Unless otherwise provided in an award agreement, a grantee who receives restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares of Class A common stock, except that the compensation

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

committee may require any dividends to be withheld and accumulated contingent on vesting of the underlying shares or reinvested in shares of restricted stock.
Under the 2016 Plan, a restricted stock unit represents the grantee’s right to receive a compensation amount, based on the value of the shares of Class A common stock, if vesting criteria or other terms and conditions established by the compensation committee are met. If the vesting criteria or other terms and conditions are met, the Company may settle restricted stock units in cash, shares of Class A common stock or a combination of the two.
In connection with the Company's IPO, 662,225 shares of restricted stock and 1,378,436 restricted stock units were granted to employees. In addition, 66,965 restricted stock units were granted to directors. The fair value of the restricted stock and restricted stock units was $14.00 per share. During the three months ended April 29, 2016, the Company recognized $0.1 million in compensation expense related to these awards. At April 29, 2016, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $25.4 million, which is expected to be recognized over the weighted-average remaining requisite period of 4.10 years.
The following table summarizes non-vested restricted stock and restricted stock units activity for the three months ended, and as of, April 29, 2016.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 29, 2016	—	$—	—	$—
Granted	2,107,626	$13.67	2.53	$28,095
Vested	—	—	—	—
Forfeited	—	—	—	—
Converted	—	—	—	—
Balance, April 29, 2016	2,107,626	$13.67	2.53	$28,095

Restricted Stock and Restricted Stock Units expected to vest, April 29, 2016	1,870,846	$13.64	2.53	$24,938

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense related to stock options and non-vested restricted stock and restricted stock units for the three months ended April 29, 2016 and May 1, 2016:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in thousands)
Cost of revenue	$19	$—
Research and development	82	66
Sales and marketing	43	—
General and administrative	216	134
Total stock-based compensation expense	$360	$200

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME AND OTHER TAXES

For the three months ended April 29, 2016 and May 1, 2015, the Company’s effective income tax rate was 37.6% and 34.3%, respectively, on pretax losses of $18.6 million and $27.1 million, respectively. The change in SecureWorks’ effective income tax rate was primarily attributable to a change in the mix of geographic losses as well as an additional tax benefit from domestic tax credits. The income tax rate for future quarters of fiscal 2017 will be impacted by the actual mix of jurisdictions in which results are generated.

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by SecureWorks when those attributes are utilized by other members of the Dell consolidated group.

As of April 29, 2016 and January 29, 2016, SecureWorks had $1.6 million and $2.4 million of deferred tax assets, respectively, related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards begin expiring in fiscal 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of April 29, 2016 and January 29, 2016. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended April 29, 2016 would have been $18.6 million, $7.4 million and $11.2 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

The cumulative undistributed earnings in the Company’s non-U.S jurisdictions are currently negative. The Company, therefore, has no unrecognized deferred tax liability on these earnings. The Company had $0.2 million of unrecognized tax benefits as of April 29, 2016 and no unrecognized tax benefits as of January 29, 2016. The Company is no longer subject to tax examinations for years prior to fiscal 2012.
NOTE 8 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to SecureWorks in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided SecureWorks with the services of a number of its executives and employees. For the first two quarters of fiscal 2016, the costs of such services were allocated to the Company based on the allocation method most relevant to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount or specific identification. Beginning in the third quarter of fiscal 2016, the costs of services provided to SecureWorks by Dell were governed by a shared services agreement between SecureWorks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell and allocations from Dell were $1.4 million and $2.9 million for the three months ended April 29, 2016 and May 1, 2015, respectively. The amount for the three months ended May 1, 2015 includes $1.2 million of fees for professional services directly related to a legal proceeding discussed in "Note 5—Commitments and Contingencies" that was settled during fiscal year 2016. These cost allocations are reflected primarily within general and administrative expenses in the Condensed Consolidated Statements of Operations. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

The Company’s historical financial statements do not purport to reflect what the Company's results of operations, financial position, equity, or cash flows would have been if the Company had operated as a stand-alone public company during the periods presented.

Related Party Arrangements

For the periods presented, related party transactions and activities involving Dell and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.

The Company purchases certain enterprise hardware systems from Dell and Dell’s wholly-owned subsidiaries in order to provide security solutions to the Company’s clients. For the first two quarters of fiscal 2016, the expenses associated with these

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transactions reflect Dell’s costs and are included in cost of revenue in the Condensed Consolidated Statements of Operations. Beginning in the third quarter of fiscal 2016, expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. Purchases of systems from Dell totaled $2.8 million and $3.2 million for the three months ended April 29, 2016 and May 1, 2015, respectively.

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. For the first two quarters of fiscal 2016, these purchases were made at Dell’s cost. Beginning in the third quarter of fiscal 2016, these purchases were made at pricing that is intended to approximate arm’s-length pricing. Purchases of computer equipment from Dell totaled $0.5 million and $1.7 million for the three months ended April 29, 2016 and May 1, 2015, respectively.

The Company recognized revenue related to solutions provided to Michael S. Dell, Chairman and Chief Executive Officer of Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell’s wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital totaled $23 thousand and $52 thousand for the three months ended April 29, 2016 and May 1, 2015, respectively.

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than SecureWorks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred, the Company recognized revenues of approximately $9.4 million for the three months ended April 29, 2016.

As the Company’s client and on behalf of certain of its own clients, Dell also purchases solutions from the Company. Beginning in the third quarter of fiscal 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $4.9 million for the three months ended April 29, 2016.

As a result of the foregoing related party arrangements, the Company recorded the following related party balances in the Condensed Consolidated Statement of Financial Position as of April 29, 2016 and January 29, 2016.

	April 29, 2016	January 29, 2016
	(in thousands)
Intercompany receivable	$34,077	$19,496
Intercompany payable	$(44,904)	$(41,187)
Net intercompany payable (in accrued and other)	$(10,827)	$(21,691)

Accounts receivable from clients under reseller agreement with Dell (in accounts receivable, net)	$16,586	$15,552

Net operating loss tax sharing receivable under agreement with Dell (in other non-current assets at April 29, 2016 and other non-current liabilities at January 29, 2016)	$21,160	$18,509

Cash Management

Dell utilizes a centralized approach to cash management and financing of its operations. For the period presented prior to August 1, 2015, Dell funded the Company’s operating and investing activities as needed and transferred the Company’s excess cash at its discretion. This arrangement is not reflective of the manner in which the Company would have been able to finance the

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s operations had the Company been a stand-alone business separate from Dell during the three months ended May 1, 2015. Cash transfers to and from Dell’s cash management accounts for the three months ended May 1, 2015 are reflected within additional paid in capital in the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Cash Flows as a financing activity.

Guarantees

Upon the completion of Denali’s acquisition of Dell, the Company guaranteed repayment of certain indebtedness incurred by Dell to finance the transaction and pledged substantially all of the Company’s assets to secure repayment of the indebtedness. Effective on August 1, 2015, the Company’s guarantees of Dell’s indebtedness and the pledge of the Company’s assets were terminated and the Company ceased to be subject to the restrictions of the agreements governing the indebtedness. Following the Company’s IPO, all of the Company’s shares of common stock held by Dell Marketing L.P., an indirect wholly-owned subsidiary of Dell Inc. and Denali, or by any other subsidiary of Denali that is a party to the debt agreements, is pledged to secure repayment of the foregoing indebtedness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes included in our Prospectus constituting part of our Registration Statement on Form S-1 (Registration No. 333-208596) and filed with the SEC on April 22, 2016. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” elsewhere in this report.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending February 3, 2017 and the fiscal year ended January 29, 2016 as fiscal 2017 and fiscal 2016. Fiscal 2017 includes 53 weeks and fiscal 2016 included 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

Except where the context otherwise requires or where otherwise indicated, (1) all references to “SecureWorks” “we,” “us,” “our” and “our company” in this management’s discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to “Denali” refer to Denali Holding Inc., the ultimate parent company of Dell Inc.

Overview

We are a leading global provider of intelligence-driven information security solutions exclusively focused on protecting our clients from cyber attacks. We have pioneered an integrated approach that delivers a broad portfolio of information security solutions to organizations of varying sizes and complexities. Our solutions enable organizations to fortify their cyber defenses to prevent security breaches, detect malicious activity in real-time, prioritize and respond rapidly to security breaches and predict emerging threats. The solutions leverage our proprietary technologies, processes and extensive expertise in the information security industry, which we have developed over the past 16 years.

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. We were founded in 1999, when we opened our first counter threat operations center in Atlanta, Georgia to support our managed security business. We began providing security and risk consulting offerings to our clients in 2005. In 2006, we acquired LURHQ Corporation, a leading provider of security information and event monitoring solutions to enterprises. In addition, we launched our information security offerings. Shortly thereafter, we focused our growth strategy on expanding into new market segments and geographic regions. In 2008, we launched our log management solution, among other new solutions. We began offering our managed web application firewall solutions in 2009, shortly before we acquired Verisign, Inc.’s managed security business. In the same year, we also expanded internationally through the acquisition of dns Limited, a managed security and consulting organization, which operated in London, England and in Edinburgh, Scotland. From 2009 to 2012, we capitalized on all of our investments, both organic and acquired, and integrated these technologies into the Counter Threat Platform. This platform provides our clients with a comprehensive view of their network environments and security threats, while adapting to a constantly evolving threat landscape. From April 2009 to April 29, 2016, the number of events processed by our technology platform increased from five billion to as many as 180 billion events per day. Over the last several years, we have continued to expand our offerings, including through the recent launch of our advanced endpoint threat detection solution and our advanced malware protection and detection solution. Further, our client base has grown approximately 34% from approximately 3,200 managed security clients as of February 1, 2013 to over 4,300 managed security clients as of April 29, 2016.

We sell our solutions to clients of all sizes primarily through our direct sales organization, supplemented by sales through our channel partners. Over our past three fiscal years, approximately 94% of our revenue was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners. As we focus on further developing our strategic and distribution relationships, we expect that sales from channel partners will account for an increasing percentage of our future revenue.

Sales to prospective clients involve educating organizations about our technical capabilities and the use and benefits of our solutions. Large clients considering deployments typically undertake a substantial evaluation and approval process before subscribing to our solutions. As a result, although our typical sales cycles are three to nine months, they can exceed 12 months for larger clients.

Our intelligence-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security offerings, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our clients to detect and effectively remediate threats quickly. Threat intelligence, which is typically deployed as part of our managed security offerings, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact. In addition to these solutions, we also offer a variety of professional services, which include security and risk consulting and incident response. Through security and risk consulting, we advise clients on a broad range of security and risk-related matters. Incident response, which is typically deployed along with security and risk consulting, minimizes the impact and duration of security breaches through proactive client preparation, rapid containment and thorough event analysis followed by effective remediation. We continuously evaluate potential investments and acquisitions of businesses, services and technologies that could complement our existing offerings. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our client’s evolving needs.

Our subscription contracts typically range from one to three years in duration, and as of April 29, 2016, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the term of the contract. Our professional services engagements generally are sold pursuant to contracts that are shorter in duration, and revenue from these contracts is recognized as services are performed. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Over all of the periods presented, approximately 80% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% was derived from professional services engagements. As we respond to the evolving needs of our clients, the mix of subscription-based solutions to professional services we provide our clients may fluctuate.

We have experienced and continue to experience significant growth since our inception, which has required continual investment in our business. As we have continued to invest in our business, we have incurred net losses. We believe these investments are critical to our success, although they may impact our near-term profitability.

Revenue attributable to clients located outside the United States represented approximately 12% of total net revenue in each of fiscal 2016, fiscal 2015 and fiscal 2014. Our international clients are located primarily in Europe as of April 29, 2016, but include managed security services clients across 59 countries. We are focused on continuing to expand our international client base into other regions in the upcoming years.

Key Factors Affecting Our Performance

We believe that our future success will depend on many factors, including the adoption of our solutions by organizations, continued investment in our Counter Threat Platform and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing clients and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. See Part II Other Information, Item 1A. “Risk Factors” for additional information about these risks. We operate in a highly competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products, and managed security services. We must continue to efficiently manage our investments and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.

Adoption of Intelligence-Driven Solution Strategy. The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective cyber defense strategy requires the coordinated deployment of multiple products and services tailored to an organization’s specific security needs. Our integrated suite of solutions is designed to facilitate the successful implementation of such a strategy, but continual investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current clients recognize the mission-critical nature of our intelligence-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.

Investment in Our Platform and Threat Intelligence Research. Our Counter Threat Platform constitutes the core of our intelligence-driven information security solutions. It provides our clients with a powerful integrated perspective and intelligence regarding their network environments and security threats. The platform is augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our clients. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt our platform to new technologies as well as to changes in existing technologies. Our investments in this area have included an 8% increase in our research and development staff from May 1, 2015 to April 29, 2016 and an increase in research and development expenses of approximately 15% during this period. In addition, from February 1, 2013 to January 29, 2016, our investments in this area have included an 81% increase in our research and development staff and an increase in research and development expenses of approximately 118% during this period. We believe that investment in our platform will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

Introduction of New Information Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions that protect our clients from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We cannot be certain that we will realize increased revenue from our solutions development initiatives. We believe that our investment in solutions development will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

Investments in Expanding Our Client Base and Deepening Our Client Relationships. To support future sales, we will need to continue to devote significant resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our sales teams and distribution programs with our channel partners and increasing awareness of our brand. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. Therefore, it may be difficult for us to determine if we are efficiently allocating our resources in this area. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may adversely affect our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing clients. As our clients realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to sell additional solutions.

Investment in Our People. The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring and retaining qualified information security professionals. Our technology leadership, brand, exclusive focus on information security, client-first culture, and robust training and development program have enabled us to attract and retain highly talented professionals with a passion for building a career in the information security industry. These professionals are led by a highly experienced and tenured management team with extensive IT security expertise and a record of developing successful new technologies and solutions to help protect our clients. We will continue to invest in attracting and retaining top talent to support and enhance our information security offerings.

Key Operating Metrics

In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions. Our growth strategy focuses on retaining our client base while maximizing the lifetime value of our relationships, adding new clients and expanding the capabilities of`our solutions. We believe the key operating metrics described below provide insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics applicable to the periods presented in this report are presented below:

	April 29, 2016	January 29, 2016	May 1, 2015
Client base	4,300	4,200	3,900
Monthly recurring revenue (in millions)	$28.9	$28.6	$24.0
Retention rate	99%	102%	102%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions at a point in time. We believe that our ability to increase our client base is an indicator of our market penetration, the growth of our business and the value of our solutions. We also believe our existing client base represents significant future revenue and growth opportunities for us. The increase in our client base is primarily related to an increase in the volume and complexity of cyber attacks and the results of our sales and marketing efforts to increase the awareness of our solutions. Our client base provides us with a significant opportunity to expand our professional services revenue. As of April 29, 2016, approximately 51% of our professional services clients subscribed to our managed security solutions.
Monthly Recurring Revenue. We define monthly recurring revenue as the monthly value of our subscription contracts, including operational backlog, as of a particular date. We define operational backlog as the monthly recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our consistent increase in monthly recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing clients, as well as by growth in our client base. We generally experience some volatility in our operational backlog due to the timing of sales, the size and complexity of our installations, and client readiness. Overall, we expect monthly recurring revenue to continue to grow as we retain and expand our client base, and as our clients extend the use of our solutions over time.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our managed security clients. To calculate our revenue retention rate for any annual period, we compare the monthly recurring revenue of our managed security client base at the beginning of the period (one year prior to the measurement date), which we call our base recurring revenue, to the monthly recurring revenue from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling additional solutions to this cohort of clients and the negative revenue impacts of client attrition during the period. However, it does not include the positive impact on revenue from sales of solutions to any new clients we obtain during the period. Our revenue retention rates may decline or fluctuate in the future as a result of several factors, including client satisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and changing technologies, and consolidation within our client base.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating expenses, non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.

In particular, we have excluded the impact of certain purchase accounting adjustments related to a change in the basis of deferred revenue for Denali’s acquisition of Dell and for the acquisition of our company by Dell in fiscal 2012. We believe it is useful to exclude such purchase accounting adjustments related to the foregoing transactions as this deferred revenue generally results from multi-year service contracts under which deferred revenue is established upon sale and revenue is recognized over the term of the contract. Pursuant to the fair value provisions applicable to the accounting for business combinations, GAAP requires this deferred revenue to be recorded at its fair value, which is typically less than the book value. In presenting non-GAAP earnings, we add back the reduction in revenue that results from this revaluation on the expectation that a significant majority of these service contracts will be renewed in the future and therefore the revaluation is not helpful in predicting our ongoing revenue trends. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (1) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (2) compare past and future reports of financial results of our company as the revenue reduction related to acquired deferred revenue will not recur when related service contracts are renewed in future periods.

There are limitations to the use of the non-GAAP financial measures presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating expenses, non-GAAP operating loss, non-GAAP net loss and non-GAAP net loss per share, as defined by us, exclude the following items: the impact of purchase accounting adjustments; amortization of intangible assets; stock-based compensation; other expenses, which consist of professional fees incurred in connection with our initial public offering of our Class A common stock, which we refer to as our IPO, as well as amounts accrued for a legal matter; and for non-GAAP net loss and non-GAAP net loss per share, an aggregate adjustment for income taxes. In addition to interest and other expenses, taxes, depreciation and amortization, adjusted EBITDA excludes purchase accounting adjustments primarily related to deferred revenue, stock-based compensation expense and other expenses. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating expenses, operating loss or net loss prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliation of Non-GAAP Financial Measures
The table below presents a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP financial measure. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual.
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting. The impact of purchase accounting consists primarily of purchase accounting adjustments related to a change in the basis of deferred revenue related to Denali’s acquisition of Dell as well as the acquisition of our company by Dell in fiscal 2012.

•
Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with Denali’s acquisition of Dell and the acquisition of us by Dell in fiscal 2012, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, for the successor periods, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with this transaction. In comparison, for the predecessor periods, amortization of intangible assets consists of amortization associated with purchased intangible assets recognized in connection with the acquisition of us by Dell.

•
Stock-based Compensation. Non-cash stock-based compensation relates to both the Denali and SecureWorks equity plans. We exclude such expenses when assessing the effectiveness of our operating performance since it does not necessarily correlate with the underlying operating performance of the business.

•
Other Expenses. Other expenses include professional fees incurred by us in connection with our IPO and amounts expensed in the settlement of a legal matter. We are excluding these expenses for the purpose of calculating the non-GAAP financial measures presented below because we believe these items are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in thousands)
GAAP revenue	$99,793	$77,399
Impact of purchase accounting	221	692
Non-GAAP revenue	$100,014	$78,091

GAAP gross margin	$49,944	$33,403
Amortization of intangibles	3,410	3,410

Impact of purchase accounting	261	733
Stock-based compensation expense	19	—
Other	$—	$3,000
Non-GAAP gross margin	$53,634	$40,546

GAAP research and development expenses	$13,596	$11,830
Stock-based compensation expense	(82)	(66)
Non-GAAP research and development expenses	$13,514	$11,764

GAAP sales and marketing expenses	$27,496	$22,119
Stock-based compensation expense	(43)	—
Non-GAAP sales and marketing expenses	$27,453	$22,119

GAAP general and administrative expenses	$27,852	$25,784
Amortization of intangibles	(3,524)	(4,042)
Impact of purchase accounting	(229)	(229)
Stock-based compensation expense	(216)	(134)
Other	(1,164)	(3,089)
Non-GAAP general and administrative expenses	$22,719	$18,290

GAAP operating expenses	$68,944	$59,733
Amortization of intangibles	(3,524)	(4,042)
Impact of purchase accounting	(229)	(229)
Stock-based compensation expense	(341)	(200)
Other	(1,164)	(3,089)
Non-GAAP operating expenses	$63,686	$52,173

GAAP operating loss	$(19,000)	$(26,330)
Amortization of intangibles	6,934	7,452
Impact of purchase accounting	490	962
Stock-based compensation expense	360	200
Other	1,164	6,089
Non-GAAP operating loss	$(10,052)	$(11,627)

GAAP net loss	$(11,627)	$(17,830)
Amortization of intangibles	6,934	7,452
Impact of purchase accounting	490	962
Stock-based compensation expense	360	200
Other	1,164	6,089
Aggregate adjustment for income taxes	(3,422)	(5,622)
Non-GAAP net loss	$(6,101)	$(8,749)

GAAP net loss per share	$(0.17)	$(0.25)
Amortization of intangibles	0.10	0.11
Impact of purchase accounting	0.01	0.01
Stock-based compensation expense	0.01	—

Other	0.02	0.09
Aggregate adjustment for income taxes	(0.06)	(0.08)
Non-GAAP net loss per share	$(0.09)	$(0.12)

GAAP net loss	$(11,627)	$(17,830)
Interest and other, net	(365)	818
Income tax benefit	(7,008)	(9,318)
Depreciation and amortization	9,626	10,577
Stock-based compensation expense	360	200
Impact of purchase accounting	221	692
Other	1,164	6,089
Adjusted EBITDA	$(7,629)	$(8,772)

Our Relationship with Dell and Denali

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Denali Holding Inc., a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for this transaction. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Denali owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of April 29, 2016 represented approximately 86.8% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

As of April 29, 2016, the beneficial owners of Denali’s outstanding voting securities were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, the Susan Lieberman Dell Separate Property Trust, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, a global private equity firm, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC, which are managed by MSD Partners, L.P., an investment firm that was formed by the principals of MSD Capital, L.P., the investment firm that exclusively manages the capital of Mr. Dell and his family, and members of Dell’s management and other investors.

    Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. Dell also has provided us with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services have been allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. As discussed above, beginning in the third quarter of fiscal 2016, the costs of these services were charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements - Note 8—Related Party Transactions” in the notes to our condensed consolidated financial statements included elsewhere in this report.

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information see “Notes to Condensed Consolidated Financial Statements - Note 7—Income and Other Taxes” in the notes to our condensed consolidated financial statements included elsewhere in this report.

As a subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions” in the notes to our condensed consolidated financial statements included elsewhere in this report.

Following our IPO, we expect to institute compensation policies and programs as a public company, the expense for which may differ from compensation expensed in the historical financial statements. In addition, in connection with our IPO, we have become subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. We will incur additional costs relating to internal audit, investor relations and stock administration, as well as other regulatory compliance costs.

As a result of the matters discussed above, our historical financial statements and the related financial information presented in this management’s discussion and analysis do not purport to reflect what our results of operations, financial position or cash flows would have been if we had operated as a stand-alone public company during the periods presented. The accompanying Condensed Consolidated Statements of Financial Position and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report have been derived from the accounting records of Dell and us, and required the use of estimates and assumptions. Effective August 1, 2015, assets and liabilities supporting our business were contributed by Dell to us where necessary. As our historical statements of financial position reflect parent company equity, they are not comparable to the opening balance sheet of the stand-alone public company after our IPO. For a description of the basis of presentation and an understanding of the limitations of the financial statements, see “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in the notes to our condensed consolidated financial statements included elsewhere in this report.

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $100.0 million from the sale of shares of Class A common stock, net of $12.0 million of underwriting discounts and commissions and unpaid offering expenses payable by us.

Out-of-Period Adjustments

The financial statements presented for the thee months ended May 1, 2015 include adjustments to correct errors related to the period ended January 30, 2015. For the three months ended May 1, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $1.8 million and $1.2 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from the previous year not recorded. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2016 period is not material to the financial statements presented, we recorded the correction of these errors in our fiscal 2016 financial statements. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.

Components of Results of Operations

Revenue

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. To accomplish our mission objective, we offer managed security solutions and threat intelligence solutions, which are sold on a subscription basis, and various professional services, including security and risk consulting and incident response solutions. Our managed security clients purchase solutions pursuant to subscription contracts with initial terms that typically range from one to three years and, as of April 29, 2016, averaged two years in duration. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to these contracts is recognized as services are performed.

Over all of the periods presented, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. Because we operate in a competitive environment, however, we may adjust our pricing to support our strategic initiatives.

Gross Margin

We operate in a challenging business environment, where the complexity as well as the number of cyber attacks are constantly increasing. Accordingly, initiatives to drive the efficiency of our Counter Threat Platform and the continued training and development of our employees are critical to our long-term success. Gross margin has been and will continue to be affected by the above factors as well as others, including the mix of solutions sold, the mix between large and small clients, timing of revenue recognition and the extent to which we expand our counter threat operations centers.

Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide solutions to our clients, as well as perform other critical functions. Other expenses include depreciation of equipment and costs associated with hardware provided to clients as part of their subscription services, amortization of technology licensing fees, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may expand or fluctuate.

We operate in a high-growth industry, and we have experienced significant revenue growth since our inception. Accordingly, we expect our revenue to increase at a higher rate than cost of revenue, which will increase our gross margin in absolute dollars. As we balance revenue growth with initiatives to drive the efficiency of our business, however, gross margin as a percentage of total revenue may fluctuate from period to period.

Operating Costs and Expenses

Our operating costs and expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses.

▪
Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions, including a portion of expenses related to our threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis. R&D expenses also encompass expenses related to the development of prototypes of new solutions and allocated overhead. We operate in a competitive and highly technical industry. Therefore, to maintain and extend our technology leadership, we intend to continue to invest in our research and development efforts by hiring more research and development personnel to enhance our existing security solutions and to add complementary solutions.

•
Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include wages and benefits, sales commissions and related expenses for our sales and marketing personnel, travel and entertainment, marketing programs (including lead generation), client advocacy events, and other brand-building expenses, as well as allocated overhead.

▪
General and Administrative, or G&A, Expenses. General and administrative expense includes primarily the costs of human resources and recruiting, finance and accounting, legal support, management information systems and information security systems, facilities management, corporate development and other administrative functions.

As we continue to grow our business, both domestically and internationally, we will invest in our sales capability, which will increase our sales and marketing expenses in absolute dollars. In addition, we expect to incur additional costs as we increase our general and administrative functions to support stand-alone public company requirements.

Interest and Other, Net

Interest and other, net consists primarily of the effect of exchange rates on our foreign currency denominated asset and liability balances and interest income earned on our cash and cash equivalents. All translation adjustments are recorded as foreign currency gains (losses) in the Condensed Consolidated Statements of Operations. To date, we have had minimal interest income.

Income Tax Expense (Benefit)

Our effective tax rate was 37.6% and 34.3% for the three months ended April 29, 2016 and May 1, 2015, respectively.  The change in our effective tax rate was due to a change in the mix of geographic losses, as well as additional tax benefits from domestic tax credits. The differences between our effective tax rate and the U.S. federal statutory rate of 35% resulted principally from the effect of state income taxes and domestic tax credits, which were offset in part by the geographical distribution of taxable income, as our foreign earnings generally are taxed at lower rates than in the United States. For the historical periods presented, we filed a U.S. federal return on a consolidated basis with Dell. Following the completion of our IPO, we expect to continue filing a consolidated U.S. federal return with Dell until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Denali and us which went into effect on August 1, 2015, Denali will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following table summarizes our key performance indicators for three months ended April 29, 2016 and May 1, 2015.

	Three Months Ended
	April 29, 2016			May 1, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Net revenue	$99,793	100.0%	29%	$77,399	100.0%
Cost of revenue	$49,849	50.0%	13%	$43,996	56.8%
Total gross margin	$49,944	50.0%	50%	$33,403	43.2%
Operating expenses	$68,944	69.1%	15%	$59,733	77.2%
Operating loss	$(19,000)	(19.0)%	(28)%	$(26,330)	(34.0)%
Net loss	$(11,627)	(11.7)%	(35)%	$(17,830)	(23.0)%

Other Financial Information (1)
Non-GAAP revenue	$100,014	100.0%	28%	$78,091	100.0%
Non-GAAP gross margin	$53,634	53.6%	32%	$40,546	51.9%
Non-GAAP operating expenses	$63,686	63.7%	22%	$52,173	66.8%
Non-GAAP operating loss	$(10,052)	(10.1)%	(14)%	$(11,627)	(14.9)%
Non-GAAP net loss	$(6,101)	(6.1)%	(30)%	$(8,749)	(11.2)%
Adjusted EBITDA	$(7,629)	(7.6)%	(13)%	$(8,772)	(11.2)%
_____________________

(1)
See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for more information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP revenue.

Three months ended April 29, 2016 compared to three months ended May 1, 2015

Revenue

During the three months ended April 29, 2016, net revenue, which we refer to as revenue, increased 29% and 28% on a GAAP and non-GAAP basis, respectively. Overall, these increases resulted primarily from an increase in revenue from subscription-based solutions, as revenue attributable to these solutions increased $19.1 million on a GAAP basis and $18.7 million on a non-GAAP basis during the quarter. The number of clients subscribing to such solutions grew approximately 10%, while existing clients continued to increase their purchases of our solutions. Beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Such services totaled approximately $4.9 million during the three months ended April 29, 2016. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements - Note 8 - Related Party Transactions" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Revenue on a GAAP basis includes purchase accounting adjustments related to deferred revenue for Denali’s acquisition of Dell. These purchase accounting adjustments totaled $0.2 million in the three months ended April 29, 2016 and $0.7 million for the three months ended May 1, 2015.

Gross Margin
During the three months ended April 29, 2016, our total gross margin in dollars increased 50% to $49.9 million on a GAAP basis and increased 32% to $53.6 million on a non-GAAP basis. These increases were due to an increase in revenue during the period.

During the three months ended April 29, 2016, gross margin percentage increased 6.8% to 50.0% on a GAAP basis. During the quarter, gross margin percentage on a non-GAAP basis increased 1.7% to 53.6%. The increase in GAAP gross margin percentage was primarily driven by lower purchase accounting adjustments and continued efficiencies in the delivery of our solutions compared to the three months ended May 1, 2015.

Gross margin on a GAAP basis for the three months ended April 29, 2016 and May 1, 2015 includes $3.7 million and $7.1 million, respectively, in amortization of intangibles and purchase accounting adjustments, primarily related to deferred revenue. In addition, gross margin for the three months ended May 1, 2015 includes $3.0 million related to the settlement of a legal proceeding.

Operating Expenses
The following table presents information regarding our operating expenses during the three months ended April 29, 2016 and May 1, 2015.

	Three Months Ended
	April 29, 2016			May 1, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,596	13.6%	14.9%	$11,830	15.3%
Sales and marketing	27,496	27.6%	24.3%	22,119	28.6%
General and administrative	27,852	27.9%	8.0%	25,784	33.3%
Total operating expenses	$68,944	69.1%	15.4%	$59,733	77.2%

Other Financial Information
Non-GAAP research and development	$13,514	13.5%	14.9%	11,764	15.1%
Non-GAAP sales and marketing	27,453	27.4%	24.1%	22,119	28.3%
Non-GAAP general and administrative	22,719	22.7%	24.2%	18,290	23.4%
Non-GAAP operating expenses (1)	$63,686	63.7%	22.1%	$52,173	66.8%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. During the three months ended April 29, 2016, R&D expenses increased 14.9% on both a GAAP and non-GAAP basis compared to the same period in fiscal 2016. The increase was primarily due to costs incurred in augmenting our R&D staff during the period. As a percentage of revenue, R&D expenses decreased during the three months ended April 29, 2016, as increased revenue partially offset our continued investment in this area.

Sales and Marketing Expenses. During the three months ended April 29, 2016, S&M expenses increased 24.3% and 24.1% on a GAAP and non-GAAP basis, respectively, compared to the same period in fiscal 2016. The increase was primarily due to an increase in compensation-related expenses, as we continued to invest in sales and support personnel. As a percentage of revenue, S&M expenses decreased during the three months ended April 29, 2016, as increased revenue partially offset our continued investment in this area.

General and Administrative Expenses. During the three months ended April 29, 2016, G&A expenses increased 8.0% and 24.2% on a GAAP and non-GAAP basis, respectively, compared to the same period in fiscal 2016. The increase was primarily due to an increase in administrative functions in our preparation to operate on a stand-alone basis, and to our IPO. As a percentage of revenue, G&A expenses on both a GAAP and non-GAAP basis decreased during the quarter, as investments we made in personnel were partially offset by increased revenue from subscription-based solutions. For the three months ended April 29, 2016 and May 1, 2015, G&A expenses on a GAAP basis included $5.1 million and $7.5 million, respectively, in amortization of intangible assets, purchase accounting adjustments and stock-based compensation. In addition, G&A expenses on a GAAP basis for the three months ended May 1, 2015 included $3.1 million in costs incurred in connection with our IPO.

Total operating expenses for the three months ended April 29, 2016, increased 15.4% to $68.9 million and 22.1% to $63.7 million on a GAAP and non-GAAP basis, respectively. Operating expenses on a GAAP basis include the effects of amortization of intangible assets and purchase accounting adjustments, primarily related to fair value adjustments on property and equipment, and costs incurred in connection with our IPO as discussed above.
Operating Loss
During the three months ended April 29, 2016, we generated a GAAP operating loss of $19.0 million, representing an operating loss percentage of 19.0%. In comparison, during the three months ended May 1, 2015, we generated a GAAP operating loss of $26.3 million, which represented an operating loss percentage of 34.0%. On a non-GAAP basis, during the three months ended April 29, 2016, we generated an operating loss of $10.1 million, representing an operating loss percentage of 10.1%. In comparison, during the three months ended May 1, 2015, we generated a non-GAAP operating loss of $11.6 million, which represented an operating loss percentage of 14.9%.

Overall, these decreases in both GAAP and non-GAAP operating loss were driven by increased revenue and gross margin, offset by increases in operating expenses, as we continued to invest in our business by adding sales, support, and research and development personnel and to establish administrative functions in our preparation to operate on a stand-alone basis and our IPO. As a percentage of total revenue, the decreases in both GAAP and non-GAAP operating loss during the three months ended April 29, 2016 were largely due to decreases in operating expense percentages, as increased revenue partially offset our continued strategic investments in the business.

Operating loss on a GAAP basis for the three months ended April 29, 2016 and May 1, 2015 includes $8.9 million and $14.7 million, respectively, in amortization of intangibles and purchase accounting adjustments. In addition, for the three months ended May 1, 2015, operating loss on a GAAP basis includes $3.0 million for amounts accrued related to the settlement of a legal proceeding and $3.1 million in IPO-related costs.
Net Loss
During the three months ended April 29, 2016, our net loss on a GAAP basis decreased 35% to $11.6 million, compared to a net loss of $17.8 million for the three months ended May 1, 2015. Overall, this decrease was due to the decrease in operating loss as discussed above. Excluding the impact of purchase accounting adjustments and amortization of intangible assets, net loss on a non-GAAP basis during the three months ended April 29, 2016 decreased 30% to a net loss of $6.1 million, compared to a non-GAAP net loss of $8.7 million for the three months ended May 1, 2015. Overall, this decrease was due to the decrease in operating loss.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
Following our IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as described below. Before the completion of our IPO, we had operated as a wholly-owned subsidiary of Dell Inc. We believe that our cash on hand, which includes the net proceeds from our IPO, proceeds from our sale of convertible notes in 2015, our accounts receivable and the $10.0 million capital contribution by Dell in March 2016, will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Dell made the capital contribution because of uncertainty regarding the timing of the IPO and our receipt of the IPO proceeds. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, and the continuing market acceptance of our solutions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our existing $30 million revolving credit facility from Dell, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	April 29, 2016	January 29, 2016
	(in thousands)

Cash and cash equivalents	$123,711	$33,422
Accounts receivable, net	$108,858	$116,357

At April 29, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $123.7 million and accounts receivable of $108.9 million. Our cash and cash equivalents balance at April 29, 2016 consisted primarily of the net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 45% of our recurring revenue in advance and approximately 55% on either a monthly or a quarterly basis. Invoiced accounts receivable are usually collected over a period of 30 to 90 days. As of April 29, 2016, our accounts receivable, net was $108.9 million, compared to $116.4 million as of January 29, 2016. The decrease in accounts receivable, net was primarily due to collections and timing of billings during the period, partially offset by an increase in revenue, longer payment terms as we continue to add large enterprise and international clients. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. As of April 29, 2016 and January 29, 2016, the allowance for doubtful accounts was $5.1 million and $4.5 million respectively. The increase in the allowance for doubtful accounts was due to growth in international revenues and the resulting impact of longer-aged international receivables. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., our wholly-owned subsidiary, entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. This facility is available for one year beginning April 21, 2016. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the revolving credit facility as of April 29, 2016.

Each loan made under the revolving credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.60%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of us or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of our company. The credit agreement contains customary representations, warranties and events of default. In addition, the unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.

Cash Flows

Our Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 2015 were derived from the accounting records of Dell and us. For periods prior to the third quarter of fiscal 2016, Dell funded our operating and investing activities as needed and transferred our excess cash at its discretion. These cash transfers are reflected as a component of stockholders' equity within the Condensed Consolidated Statements of Financial Position, and, accordingly, are classified as a change in cash from financing activities in our Condensed Consolidated Statements of Cash Flows.

Because we did not manage working capital independently from Dell in the prior fiscal year, the summary of our statements of cash flows does not purport to reflect what our cash flows would have been if we had operated as a stand-alone public company during the three months ended May 1, 2015.

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in thousands)
Net change in cash from:
Operating activities	$(16,208)	$(8,179)
Investing activities	(3,474)	(3,087)
Financing activities	109,971	16,534
Change in cash and cash equivalents	$90,289	$5,268

•
Operating Activities. Cash used by operating activities totaled $16.2 million during the three months ended April 1, 2016, compared to cash used by operating activities of $8.2 million during the three months ended May 1, 2015. The decline in operating cash flows was mainly due to the payouts under the annual corporate bonus plan.

•
Investing Activities — Cash used in investing activities totaled $3.5 million and $3.1 million during the three months ended April 29, 2016 and May 1, 2015, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure.

•
Financing Activities — Cash flows from financing activities totaled $110.0 million and $16.5 million during the three months ended April 29, 2016 and May 1, 2015, respectively. Financing activities in the three months ended April 29, 2016 included $100.0 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016. Financing activities for the three months ended May 1, 2015 consisted entirely of cash transfers from Dell.

Off-Balance Sheet Arrangements

As of April 29, 2016, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Critical Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and the requirements of the SEC. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
See "Notes to Condensed Consolidated Financial Statements - Note 1—Description of the Business and Basis of Presentation" in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recently issued accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

As our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 29, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.
Item 1A. Risk Factors

Our business, operating results, financial condition and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The risks described below are not the only risks we face. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition or prospects.

Risks Related to Our Business and Our Industry

We have a history of losses and may not achieve or maintain profitability.

We incurred net losses of $11.6 million in the first quarter of fiscal 2017, $72.4 million in fiscal 2016, $38.5 million in fiscal 2015 and $44.5 million in fiscal 2014. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our client base and attract and retain top talent. Our strategic initiatives may be costlier than we expect, and we may not be able to increase our revenue to offset these increased operating expenses and the additional expenses we incur as a public company. Our revenue growth may slow or revenue may decline for a number of reasons, including increased competition, reduced demand for our solutions, a decrease in the growth or size of the information security market or any failure by us to capitalize on growth opportunities. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
We must continually enhance our existing solutions and technologies and develop or acquire new solutions and technologies, or we will lose clients and our competitive position will suffer.
Many of our clients operate in markets characterized by rapidly changing technologies, which require them to support a variety of hardware, software applications, operating systems and networks. As their technologies grow more complex, we expect these clients to face new and increasingly sophisticated methods of cyber attack. To maintain or increase our market share, we must continue to adapt and improve our solutions in response to these changes without compromising the high service levels demanded by our clients. If we fail to predict accurately or react in a timely manner to the changing needs of our clients and emerging technological trends, we will lose clients, which will negatively affect our revenue, financial condition and results of operations. The forces behind changes in technology, which we do not control, include:

▪	the establishment by organizations of increasingly complex IT networks that often include a combination of on-premise, cloud and hybrid environments;

▪	the rapid growth of smart phones, tablets and other mobile devices and the “bring your own device” trend in enterprises;

▪	action by hackers and other threat actors seeking to compromise secure systems;

▪	evolving computer hardware and software standards and capabilities;

▪	changing client requirements for information technology; and

▪	introductions of new products and services or enhancements to existing products and services by our competitors.
Our future growth also depends on our ability to scale our Counter Threat Platform to analyze an ever increasing number of events. As of January 29, 2016, our platform analyzed as many as 160 billion events each day, and we estimate that the number of events analyzed through our solutions doubles approximately every 16 months. If the number of events grows to a level that our platform is unable to process effectively, or if our platform fails to handle automatically an increasing percentage of events or is unable to process a sudden, sharp increase in the number of events, we might fail to identify network events as significant threat events, which could harm our clients and negatively affect our business and reputation.

We operate in a rapidly evolving market, and if the new solutions and technologies we develop or acquire do not achieve sufficient market acceptance, our growth rates will decline and our business, results of operations and competitive position will suffer.

We spend substantial amounts of time and money researching and developing new information security solutions and technologies and enhancing the functionality of our current solutions and technologies to meet the rapidly evolving demands of our clients for information security in our highly competitive industry. For us to realize the benefits from our significant investments in developing and bringing our solutions to market, our new or enhanced solutions must achieve high levels of market acceptance, which may not occur for many reasons, including as a result of:

▪	delays in introducing new, enhanced or modified solutions that address and respond to innovations in computer technology and client requirements;

▪	defects, errors or failures in any of our solutions;

▪	any inability by us to integrate our solutions with the security and network technologies used by our current and prospective clients;

▪	any failure by us to anticipate, address and respond to new and increasingly sophisticated security threats or techniques used by hackers and other threat actors;

▪	negative publicity about the performance or effectiveness of our solutions; and

▪	disruptions or delays in the availability and delivery of our solutions.
Even if the initial development and commercial introduction of any new solutions or enhancements to our existing solutions are successful, the new or enhanced solutions may not achieve widespread or sustained market acceptance. In such an event, our competitive position may be impaired and our revenue and profitability may be diminished. The negative effect of inadequate market acceptance on our results of operations may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new or enhanced solutions.
We rely on personnel with extensive information security expertise, and the loss of, or our inability to attract and retain, qualified personnel in the highly competitive labor market for such expertise could harm our business.
Our future success depends on our ability to identify, attract, retain and motivate qualified personnel. We depend on the continued contributions of Michael R. Cote, our President and Chief Executive Officer, and our other senior executives, who have extensive information security expertise. The loss of any of these executives could harm our business and distract other senior managers engaged to search for their replacements.
Our Counter Threat Unit and security analyst teams are staffed with experts in information security, software coding and advanced mathematics. Because there are a limited number of individuals with the education and training necessary to fill these roles, such individuals are in high demand. We face intense competition in hiring individuals with the requisite expertise, including from companies with greater resources than ours. As a result, we may be unable to attract and retain on a timely basis, or at all, suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or may be required to pay increased compensation to satisfy our staffing needs. Further, if we hire personnel from competitors, we may be subject to allegations that the new employees were improperly solicited or have divulged proprietary or other confidential information in breach of agreements with their former employers. Any inability by us to attract and retain the qualified personnel we need to succeed could adversely affect our competitive market position, revenue, financial condition and results of operations.
Our quarterly results of operations or other operating measures may fluctuate significantly based on a number of factors that could make our future results difficult to predict.
Our results of operations or other operating measures have fluctuated in the past from quarter to quarter. We expect that quarterly fluctuations will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

▪	our ability to increase sales to existing clients and to renew contracts with our clients;

▪	delays in deployment of solutions under our client contracts;

▪	our ability to attract new clients;

▪	interruptions or service outages in our data centers and other technical infrastructure, other technical difficulties or security breaches;

▪	client budgeting cycles, seasonal buying patterns and purchasing practices;

▪	changes in our pricing policies or those of our competitors;

▪	fluctuations in demand for our information security solutions and in the growth rate of the information security market generally;

▪	the level of awareness of IT security threats and the market adoption of information security solutions;

▪	the timing of the recognition of revenue and related expenses;

▪	our ability to expand our direct sales force and our strategic and distribution relationships;

▪	our ability to develop in a timely manner new and enhanced information security solutions and technologies that meet client needs;

▪	our ability to retain, hire and train key personnel, including sales personnel, security analysts and members of our security research team;

▪	fluctuations in available cash flow from prepayments for our solutions;

▪	changes in the competitive dynamics of our market, including the launch of new products and services by our competitors;

▪	the effectiveness and efficiency of in-house information security solutions;

▪	our ability to control costs, including our operating and capital expenses;

▪	our ability to keep our proprietary technologies current;

▪	any failure of or technical issues with a significant number of our appliances or software;

▪	adverse litigation judgments, settlements or other litigation-related costs;

▪	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;

▪	stock-based compensation expenses associated with attracting and retaining personnel; and

▪	general economic conditions, geopolitical events and natural catastrophes.
The factors above, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from quarter to quarter. As a result of this variability and unpredictability, investors should not unduly rely on our historical results of operations as an indication of future performance.
We face intense competition, including from larger companies, and may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for managed security and other information security services is highly competitive, and we expect competition to intensify in the future. Increased competition in our market could result in intensified pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or a loss of, market share. Our competitors vary in size and in the scope and breadth of the products and services they offer.
Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger client bases, more extensive client relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changing opportunities, standards or client requirements. In addition, several of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually. Mergers, consolidations or alliances among competitors, or acquisitions of our competitors by large companies, may result in more formidable competition for us if their security products and services are bundled into sales packages with their widely utilized non-security-related products and services. For example, large telecommunications companies may choose in the future to integrate managed security services aggressively as a complement to their existing communications offerings. In addition, we expect pricing pressures within the information security market to intensify as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products and managed security services. If we are unable to maintain or improve our competitive position with respect to our current or future competitors, our failure to do so could adversely affect our revenue growth and financial condition.
If we are unable to attract new clients, retain existing clients or increase our annual contract values, our revenue growth will be adversely affected.
To achieve revenue growth, we must expand our client base, retain existing clients and increase our annual contract values. In addition to attracting additional large enterprise and small and medium-sized business clients, we intend to pursue non-U.S. clients, government entity clients and clients in other industry sectors in which our competitors may have a stronger position. The renewal rates of our existing clients may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and technologies or consolidation within our client base. If we fail to attract new clients, or our clients do not renew their contracts for our solutions or renew them on less favorable terms, our revenue may cease to grow or may decline and our business may suffer.

We offer managed security and advanced threat intelligence on a subscription basis under contracts with initial terms that typically range from one to three years and, as of January 29, 2016, averaged two years in duration. Our clients have no obligation to renew their contracts after the expiration of their terms, and we cannot be sure that client contracts will be renewed on terms favorable to us or at all. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions and the level of management we provide for the solutions. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Further, if a client renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the client. Some clients elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able on a consistent basis to increase our annual contract values by obtaining advantageous contract renewals.
The loss of, or significant reduction in purchases by, our largest client could adversely affect our business and financial results.

In fiscal 2016, we derived 9% of our revenue from Bank of America, N.A., or Bank of America, which is our largest client. Our business, financial condition and results of operations could suffer if Bank of America were to terminate or significantly curtail its purchases of our solutions, if we were unable to sell our solutions to Bank of America on terms substantially as favorable to us as the terms under our current agreement, or if we were to experience delays in collecting payments from Bank of America. We provide managed security solutions to Bank of America under supplements entered into from time to time under a master services agreement. Bank of America may terminate any supplement for convenience and without cause at any time. The master services agreement will terminate automatically two years after the date on which there are no supplements outstanding under the agreement, and may be terminated by the parties for cause under specified circumstances. Bank of America may choose not to continue purchasing solutions from us in the future. The continuation of our business relationship with Bank of America, and the amount and timing of Bank of America’s purchases and payments, might be adversely affected by general economic conditions, significant changes within the financial services industry or in the regulation of that industry, competition from other providers of managed security services, changes in Bank of America’s demand for our solutions and other factors beyond our control.
We generate a significant portion of our revenue from clients in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.
We derived approximately 39% of our revenue in fiscal 2016 from financial services institutions and expect to continue to derive a substantial portion of our revenue from clients in the financial services industry. Any of a variety of changes in that industry could adversely affect our revenue, profitability and financial condition. Spending by financial services clients on technology generally has fluctuated, and may continue to fluctuate, based on changes in economic conditions and on other factors, such as decisions by clients to reduce or restructure their technology spending in an attempt to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential client base, resulting in a smaller market for our solutions.

Some of our solutions have been deemed to be mission-critical functions of our financial institution clients that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or the FFIEC. We therefore are subject to examination by the member agencies of the FFIEC. The agencies conduct periodic reviews of our operations to identify existing or potential risks associated with our operations that could adversely affect our financial institution clients, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the solutions we provide to financial institutions. Areas of examination include our management of technology, data integrity, information confidentiality, service availability and financial stability. A sufficiently unfavorable review could result in our financial institution clients not being allowed, or not choosing, to continue using our solutions, which could adversely affect our revenue, financial condition and results of operations

If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of client service, and our operations may be disrupted.

We have substantially increased our overall headcount and expanded our business and operations in recent periods. Since February 1, 2013, our client base grew approximately 31% from approximately 3,200 managed security clients to over 4,200 managed security clients as of January 29, 2016, contributing to an increase in our revenue from $172.8 million in fiscal 2013 to $339.5 million in fiscal 2016. In addition, since February 1, 2013, our headcount increased from 1,036 full-time employees to 2,047 full-time employees as of January 29, 2016. As our client base continues to grow, we will be required to further expand our operations, which could place a strain on our resources and infrastructure and affect our ability to maintain the quality of our solutions, deploy our solutions, support our clients after deployment and foster our client-focused culture. If we are unable to manage our growth, expenses or business effectively, our financial condition, results of operations and profitability could be adversely affected.

As we grow, we must continue to manage efficiently our employees, operations, finances, research and development and capital investments. Our productivity, client-focused culture and the quality of our solutions may be negatively affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. In addition, we may need to make substantial investments in additional IT infrastructure to support our growth and will need to maintain or improve our operational, financial and management controls and our reporting procedures, which will require substantial management effort and additional investments in our operations. Further, if we expand our offerings, we may compete more directly with security software and service providers that may be better established or have greater resources than we do, our relationships with our channel and strategic partners may be impaired and we may be required to comply with additional industry regulations.

Failure to maintain high-quality client service and support functions could adversely affect our reputation and growth prospects.

Once our solutions are deployed within our clients’ networks, our clients depend on our technical and other support services to ensure the security of their IT systems. If we fail to hire, train and retain qualified technical support and professional services employees, our ability to satisfy our clients’ requirements could be adversely affected, particularly if the demand for our solutions expands more rapidly than our ability to implement our solutions and provide client support. If we do not effectively assist our clients to deploy our solutions, resolve post-deployment issues or provide effective ongoing support, our ability to sell additional solutions or subscriptions to existing clients could suffer and our reputation with potential clients could be damaged. If we fail to meet the requirements of our existing clients, particularly larger enterprises that may require higher levels of support, it may be more difficult to realize our strategy of selling higher-margin or different types of solutions to those clients.

Our results of operations may be adversely affected by service level agreements with some of our clients that require us to provide them with credits for service failures or inadequacies.

We have agreements with some of our clients in which we have committed to provide them our solutions at specified levels. If we are unable to meet the commitments, we may be obligated to extend service credits to such clients, or could face terminations of the service agreements. Damages for failure to meet the service levels specified in our service level agreements generally are limited to the fees charged over the previous 12 months, but, if challenged, such limits on damages payable by us may not be upheld, and we may be required to pay damages greater than such fees. Repeated or significant service failures or inadequacies could adversely affect our reputation and results of operations.

If we are unable to continue the expansion of our sales force, the growth of our business could be harmed.

We are substantially dependent on our direct sales force to obtain new clients and increase sales to existing clients, and believe that our growth will be constrained if we are not successful in recruiting, training and retaining a sufficient number of qualified sales personnel. There is significant competition for sales personnel with the deep skills and technical knowledge that are required to sell our information security solutions. We may be unable to hire or retain sufficient numbers of qualified individuals in the domestic and international markets in which we do business or plan to do business. Because we continue to grow rapidly, a large percentage of our sales force is new to our company. Newly hired sales personnel require extensive training and experience in selling activity before they achieve full productivity. Sales force members that we have hired recently or plan to hire may not become productive as quickly as we expect. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new clients or increasing sales to our existing client base, our business, results of operations and growth prospects will be adversely affected.

Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.

Sales of our information security solutions usually require lengthy sales cycles, which are typically three to nine months, but can exceed 12 months for larger clients. Sales to our clients can be complex and require us to educate our clients about our technical capabilities and the use and benefits of our solutions. Clients typically undertake a significant evaluation and acceptance process, and their subscription decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unplanned administrative, processing and other delays. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term contracts. If we do not realize the sales we expect from potential clients, our revenue and results of operations could be adversely affected.

As we continue to expand sales of our information security solutions to clients located outside the United States, our business increasingly will be susceptible to risks associated with international sales and operations.

We have limited experience operating in international jurisdictions compared to our experience operating in the United

States and expect to increase our presence internationally through additional relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. In each of fiscal 2016, fiscal 2015 and fiscal 2014, approximately 12% of our revenue was attributable to sales to clients located outside of the United States. Our lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings.

Conducting international operations subjects us to risks that include:

•
localization of our solutions, including translation of our Internet-based portal interface into additional foreign languages, provision of client support in foreign languages and creation of localized agreements;

•
the burdens of complying with a wide variety of international laws, regulations and legal standards, including local data privacy laws, local consumer protection laws that could regulate permitted pricing and promotion practices, and restrictions on the use, import or export of encryption technologies;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in foreign currency exchange rates;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our solutions in some international markets;

•	difficulties in managing and staffing international operations;

•
compliance with U.S. laws that apply to foreign operations, including the Foreign Corrupt Practices Act, or FCPA, the Trading with the Enemy Act and regulations of the Office of Foreign Assets Control;

•
potentially adverse tax consequences and compliance costs resulting from the complexities of international value added tax systems, restrictions on the repatriation of earnings and overlap of different tax regimes;

•	reduced or varied protection of intellectual property rights in some countries that could expose us to increased risk of infringement of our patents; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

The occurrence of any of these risks could negatively affect our international business and, consequently, our overall business, results of operations and financial condition.

An inability to expand our key distribution relationships would constrain the growth of our business.

We intend to expand our distribution relationships to increase domestic and international sales. Approximately 6% of our revenue in fiscal 2016 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our information security solutions and adversely affect our revenue growth and financial condition.

Our agreements with our partners generally are non-exclusive, and our partners may have more established relationships with one or more of our competitors. If our partners do not effectively market and sell our solutions, if they choose to place greater emphasis on their own products or services or those offered by our competitors or if they fail to meet our clients’ needs, our ability to expand our business and sell our solutions may be adversely affected. Our business also may suffer from the loss of a substantial number of our partners, the failure to recruit additional partners, any reduction or delay in the sales of our solutions by our partners, or conflicts between sales by our partners and our direct sales and marketing activities. The gross margins to us from sales by our partners generally are lower than gross margins to us from direct sales. In addition, sales by our partners are more likely than direct sales to involve collectability concerns and may contribute to periodic fluctuations in our results of operations.

Our technology alliance partnerships expose us to a range of business risks and uncertainties that could prevent us from realizing the benefits we seek from these partnerships.

We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans. Such relationships include technology licensing, joint technology development and integration, research cooperation, co-marketing and sell-through arrangements. We face a number of risks relating to our technology alliance partnerships that could prevent us from realizing the benefits we seek from these partnerships on a timely basis or at all. Technology alliance partnerships can require significant coordination between the partners and a significant commitment of time and resources by their technical staffs. In cases where we wish to integrate a partner’s products or services into our solutions, the integration process may be more difficult than we anticipate, and the risk of integration difficulties, incompatibility and undetected programming errors or defects may be higher than the risks normally associated with the introduction of new products or services. In addition, we have no assurance that any particular relationship will continue for any specific period of time. If we lose a significant technology alliance partner, we could lose the benefit of our investment of time, money and resources in the relationship. Moreover, we could be required to incur significant expenses to develop a new strategic alliance or to formulate and implement an alternative plan to pursue the opportunity that we targeted with the former partner.

Real or perceived defects, errors or vulnerabilities in our solutions or the failure of our solutions to prevent a security breach could disrupt our business, harm our reputation, cause us to lose clients and expose us to costly litigation.

Our solutions are complex and may contain defects or errors that are not detected until after their adoption by our clients. As a result of such defects, our clients may be vulnerable to cyber attacks and hackers or other threat actors may misappropriate our clients’ data or other assets or otherwise compromise their IT systems. In addition, because the techniques used to access or sabotage IT systems and networks change frequently and generally are not recognized until launched against a target, an advanced attack could emerge that our solutions are unable to detect or prevent. Further, as a well-known information security solutions provider, we are a high-profile target, and our websites, networks, information systems, solutions and technologies may be selected for sabotage, disruption or misappropriation by attacks specifically designed to interrupt our business and harm our reputation. Our solutions frequently involve the collection, filtering and logging of our clients’ information, and our enterprise operations involve the collection, processing, storage and disposition of our own human resources, intellectual property and other information. A security breach of proprietary information could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our solutions that could potentially have an adverse effect on our business.

If any of our clients experiences an IT security breach after adopting our solutions, even if our solutions have blocked the theft of any data or provided some form of remediation, the client could be disappointed with our solutions and could look to our competitors for alternatives to our solutions. Further, if any enterprise or government entity publicly known to use our solutions is the subject of a publicized cyber attack, some of our other current clients could seek to replace our solutions with those provided by our competitors. Any real or perceived defects, errors or vulnerabilities in our solutions, or any other failure of our solutions to detect an advanced threat, could result in:

•	expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around the cause of any related vulnerabilities;

•	loss of existing or potential clients or channel partners;

•	delayed or lost revenue;

•	extension of service credits to affected clients, which would reduce our revenue;

•	failure to attain or retain market acceptance; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation.

Any person that circumvents our security measures could misappropriate the confidential information or other valuable property of our clients or disrupt their operations. If such an event occurs, affected clients or others may sue us, and defending a lawsuit, regardless of its merit, could be time-consuming and costly. Because our solutions provide and monitor information security and may protect valuable information, we could face liability claims or claims for breach of service level agreements. Provisions in our service agreements that limit our exposure to liability claims may not be enforceable in some circumstances or may not protect us fully against such claims and related costs. Alleviating any of these problems could require significant expenditures by us and result in interruptions to and delays in the delivery of our solutions, which could cause us to lose existing or potential clients and damage our business and prospects.

If our solutions do not interoperate with our clients’ IT infrastructure, our solutions may become less competitive and our results of operations may be harmed.

Our solutions must effectively interoperate with each client’s existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors and contains multiple generations of products and services that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems and avoid disruptions in providing software updates or patches to defend against particular vulnerabilities. Ineffective interoperation could increase the risk of a successful cyber attack and violations of our service level agreements, which would require us to provide service credits that would reduce our revenue.

In addition, government entities and other clients may require our solutions to comply with security or other certifications and standards. If our solutions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards before we do, we may be disqualified from selling our solutions to such clients or otherwise may be placed at a competitive disadvantage.

Loss of our right or ability to use various third-party technologies could result in short-term disruptions to our business.

We incorporate some third-party technologies into our solutions and may seek to incorporate additional third-party technologies in the future. Any loss of our right to use third-party or other technologies could result in delays in producing or delivering our solutions until we identify and integrate equivalent technologies. If any of the technologies we license or purchase from others, or functional equivalents of these technologies, are no longer available to us or are no longer offered to us on commercially reasonable terms, we would be required either to redesign our solutions and devices to function with technologies available from other parties or to develop these components ourselves, which could result in increased costs or delays in the delivery of our solutions and in the release of new offerings. We also might have to limit the features available in our current or future solutions. If we fail to maintain or renegotiate some of our technology agreements with third parties, we could face significant delays and diversion of resources in attempting to license and integrate other technologies with equivalent functions. Any errors or defects in third-party technologies, any inability to utilize third-party technologies as contemplated, or any inability to procure and implement suitable replacement technologies could adversely affect our business and results of operations by impeding delivery of our solutions.

Evolving information security and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.

Because our solutions process client data that may contain personal identifying information or other potentially sensitive information, we are or may become subject to federal, state and foreign laws and regulations regarding the privacy and protection of such client data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our clients must comply, including the Data Protection Directive established in the European Union. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

To facilitate the transfer of both client and personnel data from the European Union to the United States, we subscribed to the EU-U.S. Safe Harbor Framework, which requires organizations operating in the United States to provide assurance that they are adhering to relevant European standards for data protection for such transfers. On October 6, 2015, the Court of Justice of the European Union ruled that the EU-U.S. Safe Harbor Framework is invalid under European law. On February 29, 2016, the U.S. government and the European Commission released the texts of negotiated documents and announced support for a replacement framework known as the EU-U.S. Privacy Shield. In light of the court’s decision and pending review and acceptance of the EU-U.S. Privacy Shield by European authorities, we are reviewing our current operations to confirm that there exist available alternative means, such as standard contractual provisions, that will provide a sufficient legal basis under European law for such data transfers.

If we are not able to maintain and enhance our brand, our revenue and profitability could be adversely affected.

We believe that maintaining and enhancing the SecureWorks brand is critical to our relationships with our existing and potential clients, channel partners and employees and to our revenue growth and profitability. Our brand promotion activities, however, may not be successful. Any successful promotion of our brand will depend on our marketing and public relations efforts, our ability to continue to offer high-quality information security solutions and our ability to differentiate successfully our solutions from the services offered by our competitors.

We believe our association with Dell has helped us to build relationships with many of our clients because of Dell’s globally recognized brand and favorable market perception of the quality of its products. We have entered into a trademark license agreement with Dell Inc. under which Dell Inc. has granted us a non-exclusive, royalty-free worldwide license to use the trademark “DELL,” solely in the form of “SECUREWORKS—A DELL COMPANY,” in connection with our business and products, services and advertising and marketing materials related to our business. Under the agreement, our use of the Dell trademark in connection with any product, service or otherwise is subject to Dell Inc.’s prior review and written approval, which may be revoked at any time. We must immediately cease use of the licensed trademark generally or in connection with any product, services or materials upon Dell Inc.’s written request. The agreement is terminable at will by either party, and we must cease all use of the Dell trademark upon any such termination. If we discontinue our association with Dell in the future, our ability to attract new clients may suffer.

Extending our brand to new solutions that differ from our current offerings may dilute our brand, particularly if we fail to maintain our quality standards in providing the new solutions. Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel partners. The promotion of our brand will require us to make substantial expenditures, and we anticipate that the expenditures will increase as the information security market becomes more competitive and as we continue to increase our geographic footprint. To the extent that our promotional activities yield increased revenue, the revenue may not offset the expenses we incur.

We may expand through acquisitions of other companies, which may divert our management’s attention from our current business and could result in unforeseen operating difficulties, increased costs and dilution to our stockholders.

We may make strategic acquisitions of other companies to supplement our internal growth. We could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, especially if the key personnel of any acquired company choose not to work for us. Further, future acquisitions may:

•	involve our entry into geographic or business markets in which we have little or no experience;

•	create difficulties in retaining the clients of any acquired business;

•	result in a delay or reduction of client sales for both us and the company we acquire because of client uncertainty about the continuity and effectiveness of solutions offered by either company; and

•	disrupt our existing business by diverting resources and significant management attention that otherwise would be focused on development of the existing business.

To complete an acquisition, we may be required to use a substantial amount of our cash, engage in equity or debt financings or obtain credit facilities to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of our Class A common stock. Any debt financing obtained by us in the future could involve restrictive covenants that will limit our capital-raising activities and operating flexibility. In addition, we may not be able to obtain additional financing on terms favorable to us or at all, which could limit our ability to engage in acquisitions, and may not realize the anticipated benefits of any acquisition we are able to complete. An acquisition also may negatively affect our results of operations because it may:

•	expose us to unexpected liabilities;

•	require us to incur charges and substantial indebtedness or liabilities;

•	have adverse tax consequences;

•
result in acquired in-process research and development expenses, or in the future require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets; or

•	fail to generate a financial return sufficient to offset acquisition costs.

Because we recognize revenue ratably over the terms of our managed security and threat intelligence contracts, decreases in sales of these solutions may not immediately be reflected in our results of operations.

Over the past three years, approximately 80% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of January 29, 2016, averaged two years in duration. Revenue related to these contracts generally is recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in bookings may not be fully reflected in our results of operations until future periods. As of January 29, 2016, we billed approximately 45% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would have a negative effect on our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new clients must be recognized over the applicable contract term. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.

Because we typically expense sales commissions paid to our strategic and distribution partners upon entering contracts for the solutions sold and recognize the revenue associated with such sales over the terms of the contracts, our operating income in any period may not be indicative of our future performance.

In connection with sales facilitated by our strategic and distribution partners, which accounted for approximately 6% of our revenue for fiscal 2016, we typically expense the associated commissions paid to such partners, which totaled $0.6 million for fiscal 2016, at the time we enter into the client contract for our solutions. In contrast, we recognize the revenue associated with the sales of our subscription-based solutions ratably over the term of a client contract, which, as of January 29, 2016, had an average duration of two years. The commissions associated with increased sales from our strategic and distribution partners could reduce our operating income. In addition, the number of sales through our strategic and distribution partners may fluctuate within a period. Therefore, our operating income during any one quarter may not be a reliable indicator of our future financial performance.

If the estimates or judgments relating to our critical accounting policies prove to be incorrect, our reported results of operations may be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our reported results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, accounting for deferred commissions, establishing income tax provisions and estimating the amount of loss contingencies. In addition, GAAP is subject to interpretation by the Securities and Exchange Commission, or the SEC, and various other bodies. A change in GAAP or interpretations of GAAP could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our revenue and expenses denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. As we expand internationally in accordance with our growth strategy, we will enter into more sales contracts denominated in foreign currencies and incur an increasing portion of our operating expenses outside the United States. Further, a strengthening of the U.S. dollar could increase the real cost of our solutions and subscriptions to our clients outside of the United States, which could adversely affect our financial condition and results of operations. We do not currently hedge against the risks associated with currency fluctuations, but, as our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies. Any such hedges may be ineffective to protect us fully against foreign currency risk.

Governmental export or import controls could subject us to liability or limit our ability to compete in foreign markets.

Our information security solutions and technologies incorporate encryption technology and may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our clients with international operations from utilizing our solutions and technologies throughout their global systems or prevent the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our clients’ ability to implement, our technologies in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions and technologies by existing clients with international operations, loss of sales to potential clients with international operations and decreased revenue. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties or fail to obtain entry for our technologies into other countries.

Failure to comply with the Foreign Corrupt Practices Act, and similar laws associated with our current and future international activities, could subject us to penalties and other adverse consequences.

In some countries where we currently operate or expect to conduct business in the future, it is common to engage in business practices that are prohibited by U.S. laws and regulations, including the FCPA. Such laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Although we have implemented policies and procedures to discourage such practices, some of our employees, consultants, sales agents or channel partners, including those that may be based in or from countries where practices that violate U.S. laws may be customary, may take actions in violation of our procedures and for which we ultimately may be responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from contracting with government entities in the United States, and could subject us to other liabilities, which could negatively affect our business and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act, and are required to maintain effective disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file with or submit to the SEC under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. Because of the inherent limitations in our control system, however, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

Earthquakes, fires, power outages, floods, terrorist attacks and other catastrophic events could disrupt our business and ability to serve our clients.

A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, could have a material adverse effect on our business, results of operations or financial condition. Although our four counter threat operations centers are designed to be redundant and to offer seamless backup support in an emergency, we rely on two primary data centers to sustain our operations. While each of these data centers is capable of sustaining our operations individually, a simultaneous failure of the centers could disrupt our ability to serve our clients. In addition, our ability to deliver our solutions as agreed with our clients depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our client engagements may suffer. Acts of terrorism or other geopolitical unrest also could cause disruptions in our business or the business of our supply chain, manufacturing vendors or logistics providers. The adverse impacts of these risks may increase if the disaster recovery plans for us and our suppliers prove to be inadequate.

Risks Related to Intellectual Property

We rely in part on patents to protect our intellectual property rights, and if our patents are ineffective in doing so, third parties may be able to use aspects of our proprietary technology without compensating us.

As of April 1, 2016, we owned 15 issued patents and 15 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. Obtaining, maintaining and enforcing our patent rights is costly and time-consuming. Moreover, any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify or narrow our claims, and even if any of our pending patent applications issue, such patents may not provide us with meaningful protection or competitive advantages, and may be circumvented by third parties. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology.

Third parties may challenge any patent that we own or license, through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In any of these proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable or, even if valid and enforceable, insufficient to provide adequate protection against competing solutions. The standards by which the United States Patent and Trademark Office and its foreign counterparts grant technology-related patents are not always applied predictably or uniformly. The legal systems of some countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as U.S. laws. If any of our patents is challenged, invalidated or circumvented by third parties, and if we do not own or have exclusive rights to other enforceable patents protecting our solutions or other technologies, competitors and other third parties could market products or services and use processes that incorporate aspects of our proprietary technology without compensating us, which may have an adverse effect on our business.

If we are unable to protect, maintain or enforce our non-patented intellectual property rights and proprietary information, our competitive position could be harmed and we could be required to incur significant expenses in order to enforce our rights.

Our business relies in part on non-patented intellectual property rights and proprietary information, such as trade secrets, confidential information and know-how, all of which offer only limited protection to our technology. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in the information technology industry are highly uncertain and evolving. Although we regularly enter into non-disclosure and confidentiality agreements with employees, vendors, clients and other third parties, these agreements may be breached or otherwise fail to prevent disclosure of proprietary or confidential information effectively or to provide an adequate remedy in the event of such unauthorized disclosure. In addition, the existence of our own trade secrets affords no protection against independent discovery or development of such trade secrets by other persons. If our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. Our ability to police that misappropriation or infringement is uncertain, particularly in other countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position.

Claims by others that we infringe their proprietary technology could harm our business and financial condition.

Third parties could claim that our technologies and the processes underlying our solutions infringe or otherwise violate their proprietary rights. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation, including by non-practicing entities, based on allegations of infringement or other violations of intellectual property rights, and we expect that such claims may increase as competition in the information security market continues to intensify, as we introduce new solutions (including in geographic areas where we currently do not operate) and as business-model or product or service overlaps between our competitors and us continue to occur. For example, we recently settled litigation in which SRI International, Inc., or SRI International, alleged that aspects of our business and solutions infringe and induce the infringement of two of their U.S. patents relating to network intrusion and event monitoring technology. SRI International sought damages (including enhanced damages for alleged willful infringement), a recovery of costs and attorneys’ fees, and such other relief as the court deemed appropriate.

To the extent that we achieve greater prominence and market exposure as a public company, we may face a higher risk of being the target of intellectual property infringement claims. From time to time, we may receive notices alleging that we have infringed, misappropriated or misused other parties’ intellectual property rights. There may be third-party intellectual property rights, including patents and pending patent applications, that cover significant aspects of our technologies, processes or business methods. Any claims of infringement by a third party, even claims without merit, could cause us to incur substantial defense costs and could distract our management and technical personnel from our business, and there can be no assurance that our technologies and processes will be able to withstand such claims. Competitors may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, which potentially could include treble damages if we are found to have willfully infringed patents. A judgment also could include an injunction or other court order that could prevent us from offering our solutions. In addition, we might be required to seek a license or enter into royalty arrangements for the use of the infringed intellectual property, which may not be available on commercially reasonable terms or at all. The failure to obtain a license or the costs associated with any license could materially and adversely affect our business, financial condition and results of operations. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, we could be precluded from continuing to use such intellectual property. Parties with which we currently have license agreements, or with which we may enter into license agreements in the future, including Dell, may have the right to terminate such agreements for our material breach or for convenience at any time, which could affect our ability to make use of material intellectual property rights. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and ultimately might not be successful.

Third parties also may assert infringement claims against our clients relating to our devices or technology. Any of these claims might require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because under specified conditions we agree to indemnify our clients from claims of infringement of proprietary rights of third parties. If any of these claims were to succeed, we might be forced to pay damages on behalf of our clients, which could adversely affect our profitability and harm our reputation in the industry.

Our use of open source technology could require us in some circumstances to make available source code of our modifications to that technology, which could include source code of our proprietary technologies, and also may restrict our ability to commercialize our solutions.

Some of our solutions and technologies incorporate software licensed by its authors or other third parties under open source licenses. To the extent that we use open source software, we face risks arising from the scope and requirements of common open source software licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based on the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary technology with open source software in a certain manner, we may face claims from time to time from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. For example, the GNU General Public License could subject certain portions of our proprietary technologies to the requirements of that license, and these, or similar requirements, may have adverse effects on our sale of solutions incorporating such open source software.

Our ability to commercialize solutions or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our solutions, litigation or loss of the right to use this software. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Therefore, there is a risk that the terms of these licenses will be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions, and we could be required to (1) seek licenses from third parties to continue offering our solutions, (2) re-engineer our technology or (3) discontinue offering our solutions if re-engineering cannot be accomplished in a commercially reasonable manner. In addition, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software, and it may be difficult for us to identify accurately the developers of the open source code and determine whether the open source software infringes third-party intellectual property rights. We would be subject to similar risks with respect to software or technologies we acquire that include open source components. Our need to comply with unanticipated license conditions and restrictions, the need to seek licenses from third parties or any judgments requiring us to provide remedies typically covered by third-party product warranties, as a result of our use of open source software, could adversely affect our business, results of operations and financial condition.

Risks Related to Our Relationship with Dell and Denali

As long as Denali controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.

We have been an indirect wholly-owned subsidiary of Dell Inc. and Dell Inc.’s subsidiaries since our acquisition by Dell on February 8, 2011. On October 29, 2013, Dell Inc. was acquired in a going-private transaction by Denali Holding Inc., a holding company. As of April 1, 2016, the beneficial owners of Denali’s outstanding voting securities were Michael S. Dell, the Chairman,

Chief Executive Officer and founder of Dell (64%), the Susan Lieberman Dell Separate Property Trust, a separate property trust for the benefit of Mr. Dell’s wife (6%), investment funds affiliated with Silver Lake Partners, a global private equity firm (24%), MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC, which are managed by MSD Partners, L.P., an investment firm that was formed by the principals of MSD Capital, L.P., the investment firm that exclusively manages the capital of Mr. Dell and his family (4%), and members of Dell’s management and other investors (2%). Upon the completion of the going-private transaction, we became an indirect wholly-owned subsidiary of Denali.

As of April 29, 2016, Denali owns, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, including Dell Marketing L.P., no shares of our outstanding Class A common stock and all 70,000,000 outstanding shares of our Class B common stock, which represents approximately 86.8% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

Our other stockholders will not be able to affect the outcome of any stockholder vote while Denali controls the majority of the voting power of our outstanding common stock. Denali is able to control, directly or indirectly and subject to applicable law, significant matters affecting us, including:

•	the election and removal of our directors;

•	amendments to our certificate of incorporation;

•	determinations with respect to mergers, business combinations, dispositions of assets or other extraordinary corporate transactions; and

•	agreements that may adversely affect us.

If Denali does not provide any requisite affirmative vote on matters requiring stockholder approval allowing us to take particular corporate actions when requested, we will not be able to take such actions, and, as a result, our business and our results of operations may be adversely affected.

Denali could have interests that differ from, or conflict with, the interests of our other stockholders, and could cause us to take corporate actions even if the actions are not favorable to us or our other stockholders, or are opposed by our other stockholders. For example, Denali’s voting control could discourage or prevent a change in control of our company even if some of our other stockholders might favor such a transaction. Even if Denali were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of significant corporate actions by us for as long as it owns a significant portion of the voting power. If Denali is acquired or otherwise experiences a change in control, any acquiror or successor will be entitled to exercise Denali’s voting control with respect to us, and might do so in a manner that could vary significantly from the manner in which Denali would have exercised such rights

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Dell or Denali with respect to our past and ongoing relationships may adversely affect our business and prospects.
Potential conflicts or disputes may arise between Dell or Denali and us in a number of areas relating to our past or ongoing relationships, including:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	tax, employee benefit, indemnification and other matters arising from our changed relationship with

•	Dell;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by Denali of all or any portion of its beneficial ownership interest in us;

•	the nature, quality and pricing of services Dell has agreed to provide us;

•	business opportunities that may be attractive to both Dell and us;

•	Dell’s ability to use and sublicense patents that we have licensed to Dell under a patent license agreement; and

•	product or technology development or marketing activities that may require consent of Dell or Denali.

The resolution of any potential conflicts or disputes between us and Dell or Denali over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.
In connection with our IPO, we entered into a shared services agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements, real estate-related agreements and commercial agreements with Dell or Denali, which are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by Dell and Denali, and therefore may not be representative of the terms we could obtain on a stand-alone basis or in negotiations with an unaffiliated third party. For so long as we are controlled by Denali, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

If Denali, Dell or Denali’s other affiliates or Silver Lake Partners or its affiliates engage in the same type of business we conduct or take advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.
Our restated certificate of incorporation, or charter, provides that, except as otherwise agreed in writing between us and Denali, Dell or Denali’s other affiliates (other than us or our controlled affiliates), referred to as the Denali Entities, will have no duty to refrain from:

•	engaging in the same or similar activities or lines of business as those in which we are engaged;

•	doing business with any of our clients, customers or vendors; or

•	employing, or otherwise engaging or soliciting for such purpose, any of our officers, directors or employees.

In addition, under our charter, Silver Lake Partners and its affiliates, referred to as the Silver Lake Entities, will have no duty to refrain from any of the foregoing activities except as otherwise agreed in writing between us and a Silver Lake Entity.

Our charter addresses potential conflicts of interest between our company, on the one hand, and the Denali Entities or the Silver Lake Entities and their respective officers and directors who are officers or directors of our company, on the other hand. If any Denali Entity or Silver Lake Entity is offered, or acquires knowledge of, a potential corporate opportunity suitable for both it and us, we will have no interest in that opportunity. Our charter also provides that if any of our directors or officers who is also a director or officer of any Denali Entity or Silver Lake Entity is offered, or acquires knowledge of, a potential corporate opportunity suitable for both the Denali Entity or the Silver Lake Entity and us, we will have no interest in that opportunity unless the opportunity is expressly offered to that person in writing solely in such person’s capacity as our director or officer.

These provisions of our charter could result in the Denali Entities and the Silver Lake Entities having rights to corporate opportunities in which both we and the Denali Entities or the Silver Lake Entities have an interest. A stockholder in our company will be deemed to have notice of and to have consented to these provisions.

Our historical financial information as a subsidiary of Dell may not be representative of our results as an independent public company.

The historical financial statements and the related financial information presented in this quarterly report on Form 10-Q do not purport to reflect what our results of operations, financial position, equity or cash flows would have been if we had operated as a stand-alone public company during the periods presented. Our financial statements include allocations for various corporate services Dell has provided to us in the ordinary course of our business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. As a result, the historical financial statements included in this quarterly report on Form 10-Q may not be comparable to our financial statements as a stand-alone public company. In addition, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

To preserve Denali’s ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns and its ability to consolidate with us for tax purposes, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.

To preserve its ability to effect a future tax-free spin-off of us, or certain other tax-free transactions involving us, Denali is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. In addition, to preserve its ability to consolidate with us for tax purposes, Denali generally is required to maintain 80% of the voting power and 80% of the value of our outstanding stock. We have entered into a tax matters agreement with Denali, which restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Denali to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code or cause a deconsolidation of us for tax purposes with respect to the Denali consolidated group. We also have agreed to indemnify Denali for any breach by us of the tax matters agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.

Our ability to operate our business effectively may suffer if we are unable to establish in a cost-effective manner our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other agreements with Dell.

As a subsidiary of Dell, we have relied on administrative and other resources of Dell to operate our business. In connection with our IPO, we entered into various agreements to retain the ability for varying periods to use these Dell resources. These services may not be sufficient to meet our needs, and if our agreements with Dell are not renewed by the parties after their initial terms, we may not be able to replace the services at all or obtain them at prices and on terms as favorable as those under our current arrangements with Dell. In such a case, we may need to create our own administrative and other support systems or contract with third parties to replace Dell’s systems. In addition, we have received informal support from Dell that may not be addressed in our new agreements, and the level of this informal support may diminish as we become a more independent company. Any significant performance failures affecting our own administrative systems or Dell’s administrative systems on which we rely could result in unexpected costs, adversely affect our results and prevent us from paying our suppliers or employees and performing other administrative services on a timely basis. We currently lease from Dell one of the primary data centers that sustain our operations. When the lease expires, we may not be able to renew it or renew it on terms that are as favorable to us as the current terms.

In connection with our IPO, we have entered into agreements with Dell that formalize the process and terms pursuant to which Dell will purchase information security solutions from us, together with related hardware, and pursuant to which we will procure hardware and software from Dell from time to time. These agreements may not be renewed after their expiration or, if they are renewed, Dell may not agree to renew them on the existing terms. The expiration or termination of these agreements, or their renewal on less favorable terms to us, could result in a loss of business or require us to procure comparable hardware and software from alternative sources, which could have a material adverse effect on our business, results of operations and financial condition.

All of our shares of common stock directly held by a Dell subsidiary, our majority stockholder, are pledged to secure Dell’s indebtedness, and foreclosure on the pledge could result in a change in control of our company and depress the market price of our Class A common stock.

All of our shares of common stock held by Dell through its indirect wholly-owned subsidiary Dell Marketing L.P. are pledged to secure Dell’s indebtedness to financial institutions that are lenders to Dell or holders of Dell’s debt securities. If Dell defaults under its debt agreements and the secured parties foreclose on their pledge, they may acquire and seek to sell the pledged shares. Any such action with respect to a pledge of our Class B common stock could result in a conversion of our outstanding shares of Class B common stock into shares of Class A common stock. Investors are likely to perceive unfavorably any such action, which, based on ownership of our common stock, could result in a change in control of our company. If, upon a foreclosure, the secured parties do not transfer the pledged shares immediately, their interests may differ from those of our public stockholders. Any of these events could depress the market price of our Class A common stock.

Risks Related to Ownership of Our Class A Common Stock

The price of our Class A common stock may be volatile.

The trading prices of the securities of technology companies historically have experienced high levels of volatility, and the trading price of our Class A common stock has fluctuated since our IPO and may fluctuate substantially in future periods. The trading price of our Class A common stock could fluctuate as a result of the following factors, among others:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our solutions in protecting against advanced cyber attacks;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in our financial guidance or estimates by securities analysts;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the information security industry in particular;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	fluctuations in the trading volume of our shares or the size of the trading market for our shares held by non-affiliates;

•	litigation involving us, our industry, or both, including disputes or other developments relating to our ability to patent our processes and technologies and protect our other proprietary rights;

•	regulatory developments in the United States and foreign jurisdictions in which we operate;

•	general economic and political factors, including market conditions in our industry or the industries of our clients;

•	major catastrophic events;

•	sales of large blocks of our Class A common stock; and

•	additions or departures of key employees.

If the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The market price of our Class A common stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could cause us to incur substantial costs and divert our management’s attention and resources from our business.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business or prospects, the market price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business or our prospects. We do not have any control over these analysts. If one or more of the analysts covering us should downgrade our shares or express a change of opinion regarding our shares, the market price of our Class A common stock could decline. If one or more of these analysts should cease coverage of our company or fail to publish reports on us on a regular basis, we could lose following in the financial markets, which could cause the market price or trading volume of our Class A common stock to decline.

As a “controlled company” under the marketplace rules of the NASDAQ Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

As of April 29, 2016, Denali beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the NASDAQ Stock Market, or NASDAQ, and eligible to rely on exemptions from NASDAQ corporate governance requirements generally obligating listed companies to maintain:

•	a board of directors having a majority of independent directors;

•
a nominating committee composed entirely of independent directors that will nominate candidates for election to the board of directors, or recommend such candidates for nomination by the board of directors; and

•	a compensation committee composed entirely of independent directors that will approve the compensation payable to the company’s chief executive officer and other executive officers.

Although we do not currently rely on the foregoing exemptions from NASDAQ’s corporate governance requirements, we may decide to avail ourselves of one or more of these exemptions. During any period in which we do so, investors may not have the same protections afforded to stockholders of companies that must comply with all of NASDAQ’s corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price.
Future sales, or the perception of future sales, of a substantial amount of shares of our Class A common stock could depress the trading price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class A common stock at such time, which could make it more difficult for investors to sell their shares of our Class A common stock at a time and price that they consider appropriate, and could impair our ability to raise equity capital or use our Class A common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.

As of April 29, 2016, we have outstanding 10,671,149 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. Of these shares, the 8,000,000 shares of Class A common stock that were sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of April 29, 2016, Denali owns, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock.

In connection with our IPO, we, our directors, our executive officers, Denali and certain other holders of our common stock and other equity securities entered into lock-up agreements providing that we and they will not offer, sell or contract to sell, directly or indirectly, any shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock (including shares of Class B common stock), or engage in other specified transactions in our equity securities, without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, on behalf of the underwriters of our IPO, during the period ending 180 days after the date of our final prospectus filed with the SEC on April 22, 2016, subject to certain exceptions.

Immediately upon the expiration of the 180-day lock-up period described above, the shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, will consist of the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.

We have entered into a registration rights agreement with Dell Marketing, Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC and the Silver Lake Partners investment funds that own Denali common stock in which we have granted them and their respective permitted transferees demand and piggyback registration rights with respect to the shares of our Class A common stock and Class B common stock held by them from time to time. In addition, we have entered into a registration rights agreement with the holders of shares of Class A common stock issued upon conversion of our convertible notes at the closing of our IPO in which we have granted such holders and their permitted transferees shelf and piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit the stockholders under each registration rights agreement to sell their shares into the public market.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
Our charter authorizes us to issue up to 2,500,000,000 shares of Class A common stock, up to 500,000,000 shares of Class B common stock and up to 200,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable law, we may issue our shares of Class A common stock or securities convertible into our Class A common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. We may issue additional shares of Class A common stock from time to time at a discount to the market price of our Class A common stock at the time of issuance. Any issuance of Class A common stock could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
Provisions in our charter and bylaws and in Delaware law could discourage takeover attempts even if our stockholders might benefit from a change in control of our company.
Provisions in our charter and bylaws and in Delaware law may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may favor, including transactions in which stockholders might receive a premium for their shares of Class A common stock. These provisions also could make it more difficult for investors in our Class A common stock to elect directors of their choosing and to cause us to take other corporate actions they support, including removing or replacing our current management. The charter and bylaw provisions:

•
provide that our Class B common stock is entitled to ten votes per share, while our Class A common stock is entitled to one vote per share, enabling Denali, as the beneficial owner of all outstanding shares of our Class B common stock, to control the outcome of all matters submitted to a vote of our stockholders, including the election of directors;

•	provide for the classification of the board of directors into three classes, with approximately one-third of the directors to be elected each year;

•
limit the number of directors constituting the entire board of directors to a maximum of 15 directors, subject to the rights of the holders of any outstanding series of preferred stock, and provide that the authorized number of directors at any time will be fixed exclusively by a resolution adopted by the affirmative vote of the authorized number of directors (without regard to vacancies);

•
provide that, at such time (if any) as the Denali Entities beneficially own capital stock representing less than 40% in voting power of the capital stock entitled to vote generally on the election of directors, any newly-created directorship and any vacancy on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors then in office;

•
provide that, at such time (if any) as the Denali Entities beneficially own capital stock representing less than 50% in voting power of the capital stock entitled to vote generally on the election of directors, directors may be removed only for cause and only by the affirmative vote of the holders of at least a majority in voting power of all outstanding shares of capital stock, voting together as a single class;

•
provide that a special meeting of stockholders may be called only by our chairman of the board, a majority of the directors then in office or, so long as Denali Entities beneficially own capital stock representing at least 40% in voting power of the capital stock entitled to vote generally on the election of directors, Denali;

•
provide that, at such time (if any) as the Denali Entities beneficially own capital stock representing less than 50% in voting power of the capital stock entitled to vote generally on the election of directors, any action required or permitted to be taken by our stockholders at any annual or special meeting may not be effected by a written consent in lieu of a meeting unless such action and the taking of such action by written consent have been approved in advance by our board of directors;

•
establish advance notice procedures for stockholders to make nominations of candidates for election as directors or to present any other business for consideration at any annual or special stockholder meeting; and

•
provide authority for the board of directors without stockholder approval to provide for the issuance of up to 200,000,000 shares of preferred stock, in one or more series, with terms and conditions, and having rights, privileges and preferences, to be determined by the board of directors.

In addition, we will become subject to Section 203 of the Delaware General Corporation Law at such time (if any) as the Denali Entities cease to own beneficially capital stock representing at least 10% in voting power of the capital stock entitled to vote generally on the election of directors. This statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally a person who, together with its affiliates, owns or within the last three years has owned 15% or more of our voting stock) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in prescribed manner.

Our charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or with our directors, our officers or other employees, or our majority stockholder.
Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers or other employees, or stockholders to us or our stockholders;

•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and

•	any action asserting a claim governed by the internal affairs doctrine.

Any person purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, our officers or other employees, or our other stockholders, including our majority stockholder, which may discourage such lawsuits against us and such other persons. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

We have broad discretion in the use of the net proceeds that we received in our IPO.
We intend to use the net proceeds from our IPO for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and enhancements to our current solutions, and funding capital expenditures. We also may use a portion of the net proceeds to make investments in, or acquisitions of, complementary businesses, services and technologies. Accordingly, our management will have broad discretion over the specific use of the net proceeds that we received in our IPO and might not be able to obtain a significant return, if any, on investment of such net proceeds. Stockholders will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not use the net proceeds that we received in our IPO effectively, our business, results of operations and financial condition could be harmed.

We do not expect to pay any dividends on our Class A common stock for the foreseeable future.

We intend to retain any earnings to finance the operation and expansion of our business, and do not expect to pay any cash dividends on our Class A common stock for the foreseeable future. Accordingly, investors must rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Class A common stock.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our Class A common stock less attractive to investors.
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. For so long as we remain an emerging growth company, we are permitted and currently intend to rely on the following provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that file periodic reports with the SEC. The JOBS Act provisions:

•	provide an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	permit us to include reduced disclosure regarding executive compensation in our SEC filings; and

•	provide an exemption from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute arrangements not previously approved.

We will remain an emerging growth company until:

the first to occur of the last day of the fiscal year (1) which follows the fifth anniversary of the completion of our IPO, (2) in which we have total annual gross revenue of at least $1 billion or (3) in which the market value of our capital stock held by non-affiliates was $700 million or more as of the last business day of the preceding second fiscal quarter; or if it occurs before any of the foregoing dates, the date on which we have issued more than $1 billion in non-convertible debt over a three-year period.

Some investors may find our Class A common stock less attractive if we rely on these exemptions, which could result in a less active trading market for our Class A common stock and higher volatility in our stock price.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by our management on, among other matters, the effectiveness of our internal control over financial reporting for the first full fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

We are engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Although we currently perform regulatory audits, and expect that Dell will provide specified audit services to us pursuant to the shared services agreement that we have entered into with Dell, we may need to hire additional accounting and financial staff with public company experience and technical accounting knowledge necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to report accurately our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.
Item 2. Unregistered Sales of Equity and Use of Proceeds

(b) Use of Proceeds from Public Offering of Common Stock

On April 21, 2016, our registration statement on Form S-1 (Registration No. 333-208596) was declared effective by the SEC for our underwritten initial public offering in which we sold a total of 8,000,000 shares of our Class A common stock at a price to the public of $14.00 per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse

Securities (USA) LLC, RBC Capital Markets, LLC and UBS Securities LLC acted as bookrunning managers for the offering. Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., Stifel, Nicolaus & Company, Incorporated, SunTrust Robinson Humphrey, Inc., William Blair & Company, L.L.C., Academy Securities, Inc., Samuel A. Ramirez & Company, Inc., Siebert Brandford Shank & Co., L.L.C. and The Williams Capital Group, L.P. acted as co-managers.

The offering commenced on April 21, 2016 and closed on April 27, 2016. All of the shares registered pursuant to the registration statement, other than the 1,200,000 shares of our Class A common stock underlying the underwriters’ over-allotment option, were sold at an aggregate offering price of $112 million. The underwriters’ over-allotment option was not exercised and expired on May 21, 2016. We received net proceeds of approximately $100.0 million after deducting underwriting discounts and commissions of approximately $7.8 million and other estimated unpaid offering expenses of approximately $4.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. Pending their use in our business, we have temporarily invested the net offering proceeds in money market funds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the SEC on April 22, 2016.

Item 6. Exhibits

SecureWorks hereby files or incorporates by reference into this report the following exhibits:

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of SecureWorks Corp. (the “Company”). Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210866) filed with the Securities and Exchange Commission (the “Commission”) on April 22, 2016.

3.2
Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210866) filed with the Commission on April 22, 2016.

4.1
Specimen Certificate of Class A Common Stock, $0.01 par value per share, of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.1
Registration Rights Agreement, dated as of April 27, 2016, among the Company, Dell Marketing L.P., Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-37748) filed with the Commission on April 27, 2016.

10.2
License Agreement, effective as of April 27, 2016, between Dell Inc. and the Company. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.3+
SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210866) filed with the Commission on April 22, 2016.

10.4+
Form of Nonqualified Stock Option Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.5+
Form of Nonqualified Stock Option Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on March 22, 2016.

10.6+
Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.7+
Form of Restricted Stock Unit Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.14.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on March 22, 2016.

10.8+
Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.9+
SecureWorks Corp. Severance Pay Plan for Executive Employees. Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.10+
Form of Non-Employee Director Compensation Policy. Incorporated by reference to Exhibit 10.20.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on March 22, 2016.

10.11
Revolving Credit Agreement, effective as of April 21, 2016, between SecureWorks, Inc. and Dell USA L.P. Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

31.1
Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2
Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: June 1, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Certificate of Incorporation of SecureWorks Corp. (the “Company”). Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210866) filed with the Securities and Exchange Commission (the “Commission”) on April 22, 2016.

3.2
Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210866) filed with the Commission on April 22, 2016.

4.1
Specimen Certificate of Class A Common Stock, $0.01 par value per share, of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.1
Registration Rights Agreement, dated as of April 27, 2016, among the Company, Dell Marketing L.P., Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-37748) filed with the Commission on April 27, 2016.

10.2
License Agreement, effective as of April 27, 2016, between Dell Inc. and the Company. Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.3+
SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-210866) filed with the Commission on April 22, 2016.

10.4+
Form of Nonqualified Stock Option Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.5+
Form of Nonqualified Stock Option Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.13.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on March 22, 2016.

10.6+
Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.7+
Form of Restricted Stock Unit Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.14.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on March 22, 2016.

10.8+
Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.9+
SecureWorks Corp. Severance Pay Plan for Executive Employees. Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

10.10+
Form of Non-Employee Director Compensation Policy. Incorporated by reference to Exhibit 10.20.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on March 22, 2016.

10.11
Revolving Credit Agreement, effective as of April 21, 2016, between SecureWorks, Inc. and Dell USA L.P. Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Registration No. 333-208596) filed with the Commission on December 17, 2015.

31.1
Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2
Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
+ Indicates a management contract or any compensatory plan, contract or arrangement.