Form 10-Q
period 2016-07-29
SecureWorks Corp
filed 2016-09-07
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2016
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on September 2, 2016, 10,671,149 shares of Class A common stock, par value $0.01 per share, were outstanding and 70,000,000 shares of Class B common stock, par value of $0.01 per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	July 29, 2016	January 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$113,284	$33,422
Accounts receivable, net	100,758	116,357
Inventories, net	3,524	3,549
Other current assets	25,508	26,211
Total current assets	243,074	179,539
Property and equipment, net	25,142	22,766
Goodwill	416,487	416,487
Purchased intangible assets, net	275,789	289,657
Other non-current assets	26,991	9,336
Total assets	$987,483	$917,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,846	$22,126
Accrued and other	31,975	60,407
Short-term deferred revenue	114,000	109,467
Short-term debt	—	27,993
Total current liabilities	172,821	219,993
Long-term deferred revenue	16,470	18,352
Other non-current liabilities	97,089	90,984
Total liabilities	286,380	329,329
Commitments and Contingencies (Footnote 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 10,671 issued and outstanding	107	—
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	849,400	711,923
Accumulated deficit	(146,324)	(122,646)
Accumulated other comprehensive loss	(2,780)	(1,521)
Total stockholders' equity	701,103	588,456
Total liabilities and stockholders' equity	$987,483	$917,785
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015

Net revenue	$103,653	$79,855	$203,446	$157,254
Cost of revenue	52,907	44,717	102,756	88,713
Gross margin	50,746	35,138	100,690	68,541
Research and development	12,848	12,643	26,444	24,473
Sales and marketing	28,639	26,696	56,135	48,815
General and administrative	29,306	28,148	57,158	53,932
Total operating expenses	70,793	67,487	139,737	127,220
Operating loss	(20,047)	(32,349)	(39,047)	(58,679)
Interest and other, net	851	303	1,216	(515)
Loss before income taxes	(19,196)	(32,046)	(37,831)	(59,194)
Income tax benefit	(7,145)	(10,922)	(14,153)	(20,240)
Net loss	$(12,051)	$(21,124)	$(23,678)	$(38,954)

Net loss per common share (basic and diluted)	$(0.15)	$(0.30)	$(0.31)	$(0.56)
Weighted-average common shares outstanding (basic and diluted)	80,009	70,000	75,169	70,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net loss	$(12,051)	$(21,124)	$(23,678)	$(38,954)
Foreign currency translation adjustments, net of zero tax	(1,753)	140	(1,259)	267
Comprehensive loss	$(13,804)	$(20,984)	$(24,937)	$(38,687)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	July 29, 2016	July 31, 2015
Cash flows from operating activities:
Net loss	$(23,678)	$(38,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,422	20,722
Change in fair value of convertible notes	132	—
Stock-based compensation expense	3,365	414
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,129)	534
Income tax benefit	(14,153)	(20,240)
Other non cash impacts	—	5,539
Provision for doubtful accounts	1,340	1,714
Excess tax benefit from share-based payment	(221)	—
Changes in assets and liabilities:
Accounts receivable	15,388	(11,823)
Net transactions with parent	(21,032)	—
Inventories	25	322
Other assets	109	(6,910)
Accounts payable	4,720	(9,593)
Deferred revenue	2,651	13,195
Accrued and other liabilities	(8,519)	41,669
Net cash used in operating activities	(21,580)	(3,411)
Cash flows from investing activities:
Capital expenditures	(7,930)	(6,207)
Net cash used in investing activities	(7,930)	(6,207)
Cash flows from financing activities:
Proceeds from initial public offering, net	99,604	—
Capital contribution from parent, net	9,547	—
Excess tax benefit from share-based payment	221	—
Transfers from parent, net	—	23,206
Net cash provided by financing activities	109,372	23,206

Net increase in cash and cash equivalents	79,862	13,588
Cash and cash equivalents at beginning of the period	33,422	6,669
Cash and cash equivalents at end of the period	$113,284	$20,257

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$28,125	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, January 29, 2016	—	—	70,000	700	$711,923	$(122,646)	$(1,521)	$588,456
Net loss	—	—	—	—		(23,678)	—	(23,678)
Other comprehensive loss	—	—	—	—	—	—	(1,259)	(1,259)
Issuance of common stock in connection with initial public offering, net of offering costs	8,000	80	—	—	96,246	—	—	96,326
Conversion of convertible notes to common stock in connection with initial public offering	2,009	20	—	—	28,105	—	—	28,125
Restricted stock awards	662	7	—	—	(7)	—	—	—
Capital contribution from parent, net	—	—	—	—	9,547	—	—	9,547
Stock-based compensation	—	—	—	—	3,365	—	—	3,365
Excess tax benefit from share-based payment	—	$—	—	$—	$221	$—	$—	$221
Balances, July 29, 2016	10,671	$107	70,000	$700	$849,400	$(146,324)	$(2,780)	$701,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “SecureWorks” or the “Company”) is a leading global provider of intelligence-driven information security solutions exclusively focused on protecting the Company's clients from cyber attacks. The Company's solutions enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in real time, prioritize and respond rapidly to security incidents and predict emerging threats.

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

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, “Dell” or “Parent”). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. (“Dell Technologies”), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for this transaction. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the Company's IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of July 29, 2016 represented approximately 86.8% of the Company's total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of the Company's outstanding common stock.

As of July 29, 2016, the beneficial owners of the outstanding voting securities of Dell Technologies were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, the Susan Lieberman Dell Separate Property Trust, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, a global private equity firm, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC, which are managed by MSD Partners, L.P., an investment firm that was formed by the principals of MSD Capital, L.P., the investment firm that exclusively manages the capital of Mr. Dell and his family, and members of Dell’s management and other investors.

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

In connection with the Company’s IPO, during the six months ended January 29, 2016, the Company created certain new foreign legal entities that became consolidated subsidiaries of SecureWorks Corp. After their formation, the new subsidiaries of SecureWorks Corp. received transfers of net assets from other Dell legal entities of businesses that have been included in the

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

historical combined financial statements of the Company. The net assets were transferred by Dell for no consideration, at their carrying values, which represented Dell’s historical costs and which constitute the basis reflected in these historical combined financial statements. Because these businesses already have been included in the historical combined financial statements for all periods, the sole impact of the transfers was the completion of the legal reorganization of entities under common control and the presentation of the resulting change in the reporting entity under Accounting Standards Codification (“ASC”) 805 – Business Combinations. Because SecureWorks Corp. legally owned all of the businesses reflected in the previously presented combined financial statements as of January 29, 2016, the presentation as of such date is of a consolidated business, with the only effect being the reclassification of the previously reported balances in net parent investment as common stock, additional paid in capital and accumulated deficit of SecureWorks Corp.

Initial Public Offering

On April 27, 2016, the Company completed its IPO in which it issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. The Company received net proceeds of $99.6 million from the sale of shares of Class A common stock, net of underwriting discounts and commissions and unpaid offering expenses payable by the Company of $12.4 million.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 3, 2017 and the fiscal year ended January 29, 2016 as fiscal 2017 and fiscal 2016, respectively. The fourth quarter of fiscal 2017 will have 14 weeks, as fiscal 2017 includes 53 weeks and fiscal 2016 included 52 weeks.

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

Out-of-Period Adjustments

The financial statements presented for the three and six months ended July 31, 2015 include adjustments to correct errors related to the period ended January 30, 2015. For the three months ended July 31, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $1.4 million and $0.9 million, respectively. For the six months ended July 31, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $3.2 million and $2.1 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from the previous year not recorded. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2016 period is not material to the financial statements presented, the Company recorded the correction of these errors in its fiscal 2016 financial statements. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements

Statement of Cash Flows - In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The update is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Financial Instruments - Credit Losses - In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Revenue from Contracts with Customers — In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers.” The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The update clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross versus Net).” The update clarifies the principal-versus-agent implementation guidance in ASU 2014-09, which will impact whether an entity reports revenue on a gross or net basis. In May 2016, the FASB issued ASU 2016-11, “Revenue recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients.” These standards were issued to address implementation issues raised by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG). These updates are effective for the Company beginning in the first quarter of the fiscal year ending February 1, 2019. The Company is currently evaluating the impact of these updates on its consolidated financial statements.

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Numerator:
Net loss	$(12,051)	$(21,124)	$(23,678)	$(38,954)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,009	70,000	75,169	70,000
Loss per common share:
Basic and Diluted	$(0.15)	$(0.30)	$(0.31)	$(0.56)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	4,925	—	2,699	—
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to SecureWorks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments, or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of July 29, 2016 and January 29, 2016.

Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test performed in the prior year, the fair value of the SecureWorks reporting unit exceeded its carrying value and no impairment of goodwill or indefinite-lived intangible assets existed at the testing date. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of July 29, 2016.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The Company's intangible assets at July 29, 2016 and January 29, 2016, were as follows:

	July 29, 2016			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(41,916)	$147,602	$189,518	$(34,869)	$154,649
Technology	135,584	(37,515)	98,069	135,584	(30,694)	104,890
Finite-lived intangible assets	325,102	(79,431)	245,671	325,102	(65,563)	259,539
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(79,431)	$275,789	$355,220	$(65,563)	$289,657

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $13.9 million for the three and six months ended July 29, 2016, respectively, and $6.9 million and $14.4 million for the three and six months ended July 31, 2015, respectively. There were no impairment charges related to intangible assets during the three and six months ended July 29, 2016.
NOTE 4 — DEBT

Convertible Debt

On June 30, 2015, the Company entered into an agreement with investors to sell up to $25.0 million in aggregate principal amount of its convertible notes. These investors included members of the Company’s Board of Directors who were director nominees prior to the date of the IPO. The initial sale of convertible notes was completed on August 3, 2015 in the aggregate principal amount of $22.0 million. On September 14, 2015, the Company sold an additional convertible note in the principal amount of $0.5 million, resulting in an aggregate principal amount of convertible notes outstanding of $22.5 million. These notes remained outstanding until the completion of the Company's IPO, on which date, according to their terms, the convertible notes automatically converted into 2,008,924 shares of the Class A common stock. The converted shares equaled the $22.5 million face value of the convertible notes divided by the conversion price of $11.20 per share, which was equal to 80% of the IPO price of $14.00 per share.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility is available for one year beginning on April 21, 2016. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the revolving credit facility as of July 29, 2016.

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
NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. SecureWorks accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of legal cases at least quarterly and adjusts its liability as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of July 29, 2016, the Company does not believe there are any matters, individually or in the aggregate, that could have a material adverse effect on its results of operations, financial condition or liquidity. During the fiscal year ended January 29, 2016, there was one legal matter settled, which is summarized below:

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

In July 2015, the Company undertook settlement discussions with SRI International. In August 2015, SRI International and Dell Inc. entered into a settlement and license agreement under which SRI International granted to Dell Inc. and its affiliates a perpetual, fully paid-up, non-transferable, non-assignable or sublicensable worldwide license under the patents subject to the litigation. Dell Inc. paid to SRI International a one-time lump sum of $7.5 million and the parties agreed to stipulate to dismissal with prejudice of all claims asserted by SRI International and dismissal without prejudice of all claims asserted by Dell Inc. or the Company in the litigation. Under the settlement and license agreement, if any affiliate of Dell Inc. (including the Company) ceases to be an affiliate of Dell Inc., that entity will retain its license under the agreement with SRI International, subject to certain terms and conditions as set out in the agreement with SRI International. The United States District Court for the District of Delaware dismissed the action in September 2015. In connection with this matter, the Company expensed $3.0 million and $1.9 million in the first and second quarters, respectively, of fiscal 2016. In addition, the Company recognized a $2.6 million prepaid patent license agreement during the second quarter of fiscal 2016.

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

Concentrations — The Company sells solutions to clients of all sizes primarily through direct sales organization, supplemented by sales through channel partners. The Company had a single client that represented approximately 8% of its revenue for both the three and six months ended July 29, 2016 and 9% and10% for the three and six months ended July 31, 2015, respectively.
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
Stock Options
Under the 2016 Plan, the exercise price of each option will be determined by the compensation committee, except that the exercise price may not be less than 100% (or, for incentive stock options to any 10% stockholder, 110%) of the fair market value of a share

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of Class A common stock on the date on which the option is granted. The term of an option may not exceed ten years (or, for incentive stock options to any 10% stockholder, five years) from the date of grant. The compensation committee will determine the time or times at which each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee.
On April 21, 2016, in connection with the Company's IPO, 2,669,788 stock options were granted to employees and 240,715 stock options were granted to directors at an exercise price of $14.00 per share. The stock options will vest over an average service period of four years. No stock options were granted under the 2016 Plan during the three months ended July 29, 2016. The Company recognized $1.0 million and $1.1 million in compensation expense for the three and six months ended July 29, 2016, respectively. The tax benefit related to stock-based compensation expense was $0.4 million for both the three and six months ended July 29, 2016.
The fair value of stock options granted during the three months ended April 29, 2016 was estimated as of the date of the grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The expected term was estimated using the SEC simplified method. The risk-free interest rate is the continuously compounded, term-matching, zero-coupon rate from the valuation date. The volatility is the leverage-adjusted, term-matching, historical volatility of peer firms. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant.
The weighted assumptions utilized for valuation of options under this model as well as the weighted-average grant date fair value of stock options granted during the three months ended April 29, 2016 are summarized below.

Three Months Ended
April 29, 2016

Expected life	6.3 years
Risk-free interest rate	1.69%
Volatility	44.76%
Dividend yield	—%
Expected forfeiture rate	6.12%
Weighted-average grant-date fair value	$6.15
The following table summarizes stock option activity and options outstanding and exercisable for the six months ended, and as of, July 29, 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value
					(in thousands)
Balance, January 29, 2016	—	$—	—	$—	—
Granted	2,910,503	$14.00	9.73	$6.15	$—
Exercised	—	$—	—		—
Canceled, expired or forfeited	(98,267)	$14.00	—	$6.36	—
Balance, July 29, 2016	2,812,236	$14.00	9.73	$6.14	$2,278

Options expected to vest, July 29, 2016	2,570,328	$14.00	9.73	$6.13	$2,082

Options exercisable, July 29, 2016	—	$—	—	$—	$—

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At July 29, 2016, unrecognized stock-based compensation expense related to stock options was $14.7 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 4.01 years.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Denali Holding Inc 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's named executive officers. Upon the closing of the Company's IPO, 165,820 unvested time-based awards were forfeited. During the three months ended July 29, 2016, 78,544 stock options were exercised at a weighted average exercise price of $13.75 per share. The total intrinsic value of the options exercised was $1.1 million. As of July 29, 2016, 432,001 awards remained outstanding. The Company recognized compensation expense related to these awards of $0.2 million and $0.4 million for the three and six months ended July 29, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended July 31, 2015, respectively.
Restricted Stock and Restricted Stock Units
Under the 2016 Plan, a restricted stock award is an award of shares of Class A common stock that may be subject to restrictions on transferability and other restrictions as the compensation committee determines in its sole discretion on the date of grant. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise as the compensation committee may determine. Unless otherwise provided in an award agreement, a grantee who receives restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares of Class A common stock, except that the compensation committee may require any dividends to be withheld and accumulated contingent on vesting of the underlying shares or reinvested in shares of restricted stock.
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
In connection with the Company's IPO, 662,225 shares of restricted stock and 1,378,436 restricted stock units were granted to employees. In addition, 66,965 restricted stock units were granted to directors. The fair value of the restricted stock and restricted stock units was $14.00 per share. During the three months ended July 29, 2016, 8,929 restricted stock units were granted to employees. The fair value of the restricted stock units was $13.28 per share. The Company recognized compensation expense related to these awards of $1.8 million and $1.9 million for the three and six months ended July 29, 2016, respectively. At July 29, 2016, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $23.3 million, which is expected to be recognized over the weighted-average remaining requisite period of 3.87 years.
The following table summarizes non-vested restricted stock and restricted stock units activity for the six months ended, and as of, July 29, 2016.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 29, 2016	—	$—	—	$—
Granted	2,116,555	$13.67	2.22	$31,346
Vested	—	—	—	—
Forfeited	(63,572)	$14.00	—	—
Converted	—	—	—	—
Balance, July 29, 2016	2,052,983	$13.66	2.28	$30,405

Restricted Stock and Restricted Stock Units expected to vest, July 29, 2016	1,846,363	$13.63	2.54	$27,345

Stock-based Compensation Expense

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the classification of stock-based compensation expense related to stock options and non-vested restricted stock and restricted stock units for the three and six months ended July 29, 2016 and July 31, 2015. Stock-based compensation expense for the prior year periods related solely to grants under the Denali Holding Inc 2013 Stock Incentive Plan awarded to two of the Company's named executive officers.

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in thousands)		(in thousands)
Cost of revenue	$156	$—	$175	$—
Research and development	688	70	770	136
Sales and marketing	362	—	405	—
General and administrative	1,799	144	2,015	278
Total stock-based compensation expense	$3,005	$214	$3,365	$414

NOTE 7 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the three and six month ended July 29, 2016 and July 31, 2015, was as follows:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015

Loss before income taxes	$(19,196)	$(32,046)	$(37,831)	$(59,194)
Income tax benefit	$(7,145)	$(10,922)	$(14,153)	$(20,240)
Effective tax rate	37.2%	34.1%	37.4%	34.2%

The change in the Company's effective income tax rate for the three and six months ended July 29, 2016 and July 31, 2015 was primarily attributable to a change in the mix of geographic losses as well as an additional tax benefit from domestic tax credits. The income tax rate for future quarters of fiscal 2017 will be impacted by the actual mix of jurisdictions in which results are generated.

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

As of July 29, 2016 and January 29, 2016, SecureWorks had $2.3 million and $2.4 million of deferred tax assets, respectively, related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards begin expiring in fiscal 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of July 29, 2016 and January 29, 2016. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended July 29, 2016 would have been $37.8 million, $5.2 million and $32.7 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

The cumulative undistributed earnings in the Company’s non-U.S jurisdictions are currently negative. The Company, therefore, has no unrecognized deferred tax liability on these earnings. The Company had $0.2 million of unrecognized tax benefits as of July 29, 2016 and no unrecognized tax benefits as of January 29, 2016. The Company is no longer subject to tax examinations for years prior to fiscal 2012.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to SecureWorks in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided SecureWorks with the services of a number of its executives and employees. For the first two quarters of fiscal 2016, the costs of such services were allocated to the Company based on the allocation method most relevant to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount or specific identification. Beginning in the third quarter of fiscal 2016, the costs of services provided to SecureWorks by Dell were governed by a shared services agreement between SecureWorks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell and allocations from Dell were $1.3 million and $2.7 million for the three and six months ended July 29, 2016, respectively, and $2.6 million and $5.5 million for the three and six months ended July 31, 2015, respectively. The amounts for the three and six months ended July 31, 2015 included $0.8 million and $2.0 million, respectively, of fees for professional services directly related to a legal proceeding discussed in "Note 5—Commitments and Contingencies" that was settled during fiscal year 2016. These cost allocations are reflected primarily within general and administrative expenses in the Condensed Consolidated Statements of Operations. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

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

The Company purchases certain enterprise hardware systems from Dell and Dell’s wholly-owned subsidiaries in order to provide security solutions to the Company’s clients. For the first two quarters of fiscal 2016, the expenses associated with these transactions reflect Dell’s costs and are included in cost of revenue in the Condensed Consolidated Statements of Operations. Beginning in the third quarter of fiscal 2016, expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. Purchases of systems from Dell totaled $0.2 million and $3.0 million for the three and six months ended July 29, 2016, respectively, and $2.1 million and $5.3 million for the three and six months ended July 31, 2015, respectively.

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. For the first two quarters of fiscal 2016, these purchases were made at Dell’s cost. Beginning in the third quarter of fiscal 2016, these purchases were made at pricing that is intended to approximate arm’s-length pricing. Purchases of computer equipment from Dell totaled $1.0 million and $1.5 million for the three and six months ended July 29, 2016, respectively, and $2.0 million and $3.7 million for the three and six months ended July 31, 2015, respectively.

The Company recognized revenue related to solutions provided to Michael S. Dell, Chairman and Chief Executive Officer of Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell’s wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital totaled $31 thousand and $54 thousand for the three and six months ended July 29, 2016, respectively, and $108 thousand and $160 thousand for the three and six months ended July 31, 2015, respectively.

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than SecureWorks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred, the Company recognized revenues of approximately $9.3 million and $18.6 million for the three and six months ended July 29, 2016, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As the Company’s client and on behalf of certain of its own clients, Dell also purchases solutions from the Company. Beginning in the third quarter of fiscal 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $5.0 million and $9.9 million for the three and six months ended July 29, 2016, respectively.

As a result of the foregoing related party arrangements beginning in the third quarter of fiscal 2016, the Company has recorded the following related party balances in the Condensed Consolidated Statement of Financial Position as of July 29, 2016 and January 29, 2016.

	July 29, 2016	January 29, 2016
	(in thousands)
Intercompany receivable	$55,337	$19,496
Intercompany payable	(55,996)	(41,187)
Net intercompany payable (in accrued and other)	$(659)	$(21,691)

Accounts receivable from clients under reseller agreements with Dell (in accounts receivable, net)	$13,838	$15,552

Net operating loss tax sharing receivable under agreement with Dell (in other non-current assets at July 29, 2016 and other non-current liabilities at January 29, 2016)	$20,678	$18,509

Cash Management

Dell utilizes a centralized approach to cash management and financing of its operations. For the period presented prior to August 1, 2015, Dell funded the Company’s operating and investing activities as needed and transferred the Company’s excess cash at its discretion. This arrangement is not reflective of the manner in which the Company would have been able to finance the Company’s operations had the Company been a stand-alone business separate from Dell during the three and six months ended July 31, 2015. Cash transfers to and from Dell’s cash management accounts for the three and six months ended July 31, 2015 are reflected within additional paid in capital in the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Cash Flows as a financing activity.

Guarantees

Upon the completion of the acquisition of Dell by Dell Technologies, the Company guaranteed repayment of certain indebtedness incurred by Dell to finance the transaction and pledged substantially all of the Company’s assets to secure repayment of the indebtedness. Effective on August 1, 2015, the Company’s guarantees of Dell’s indebtedness and the pledge of the Company’s assets were terminated and the Company ceased to be subject to the restrictions of the agreements governing the indebtedness. Following the Company’s IPO, all of the Company’s shares of common stock held by Dell Marketing L.P., an indirect wholly-owned subsidiary of Dell Inc. and Dell Technologies, or by any other subsidiary of Dell Technologies that is a party to the debt agreements, is pledged to secure repayment of the foregoing indebtedness.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes included in our Prospectus constituting part of our Registration Statement on Form S-1 (Registration No. 333-208596) and filed with the SEC on April 22, 2016. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” in Part II, Item IA of our quarterly report on Form 10-Q for the quarter ended April 29, 2016.

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

Except where the context otherwise requires or where otherwise indicated, (1) all references to “SecureWorks” “we,” “us,” “our” and “our company” in this management’s discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to “Dell Technologies” refer to Dell Technologies Inc. (formerly known as Denali Holding Inc.), the ultimate parent company of Dell Inc.

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

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. We were founded in 1999, when we opened our first counter threat operations center in Atlanta, Georgia to support our managed security business. We began providing security and risk consulting offerings to our clients in 2005. In 2006, we acquired LURHQ Corporation, a leading provider of security information and event monitoring solutions to enterprises. In addition, we launched our information security offerings. Shortly thereafter, we focused our growth strategy on expanding into new market segments and geographic regions. In 2008, we launched our log management solution, among other new solutions. We began offering our managed web application firewall solutions in 2009, shortly before we acquired Verisign, Inc.’s managed security business. In the same year, we also expanded internationally through the acquisition of dns Limited, a managed security and consulting organization, which operated in London, England and in Edinburgh, Scotland. From 2009 to 2012, we capitalized on all of our investments, both organic and acquired, and integrated these technologies into the Counter Threat Platform. This platform provides our clients with a comprehensive view of their network environments and security threats, while adapting to a constantly evolving threat landscape. From April 2009 to July 29, 2016, the number of events processed by our technology platform increased from five billion to as many as 190 billion events per day. Over the last several years, we have continued to expand our offerings, including through the recent launch of our advanced endpoint threat detection solution and our advanced malware protection and detection solution. Further, our client base has grown approximately 34% from approximately 3,200 managed security clients as of February 1, 2013 to over 4,300 managed security clients as of July 29, 2016.

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

Sales to prospective clients involve educating organizations about our technical capabilities and the use and benefits of our solutions. Large clients considering deployments typically undertake a substantial evaluation and approval process before subscribing to our solutions. Historically, our typical sales cycles are three to nine months although they can exceed 12 months for larger clients.

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

Our subscription contracts typically range from one to three years in duration, and as of July 29, 2016, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the term of the contract. Our professional services engagements generally are sold pursuant to contracts that are shorter in duration, and revenue from these contracts is recognized as services are performed. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Over all of the periods presented, approximately 80% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% was derived from professional services engagements. As we respond to the evolving needs of our clients, the mix of subscription-based solutions to professional services we provide our clients may fluctuate.

We have experienced and continue to experience significant growth since our inception, which has required continual investment in our business. As we have continued to invest in our business, we have incurred net losses. We believe these investments are critical to our success, although they may impact our near-term profitability.

Revenue attributable to clients located outside the United States represented approximately 12% of total net revenue in each of fiscal 2016, fiscal 2015 and fiscal 2014. Our international clients are located primarily in Europe as of July 29, 2016, but include managed security services clients across 59 countries.

Key Factors Affecting Our Performance

We believe that our future success will depend on many factors, including the adoption of our solutions by organizations, continued investment in our Counter Threat Platform and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing clients and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended April 29, 2016. We operate in a highly competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products, and managed security services. We must continue to efficiently manage our investments and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.

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

Investment in Our Platform and Threat Intelligence Research. Our Counter Threat Platform constitutes the core of our intelligence-driven information security solutions. It provides our clients with a powerful integrated perspective and intelligence regarding their network environments and security threats. The platform is augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our clients. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt our platform to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our platform will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

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

	July 29, 2016	January 29, 2016	July 31, 2015
Client base	4,300	4,200	4,000
Monthly recurring revenue (in millions)	$29.8	$28.6	$26.6
Retention rate	99%	102%	105%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions at a point in time. We believe that our ability to increase our client base is an indicator of our market penetration, the growth of our business and the value of our solutions. We also believe our existing client base represents significant future revenue and growth opportunities for us. The increase in our client base is primarily related to an increase in the volume and complexity of cyber attacks and the results of our sales and marketing efforts to increase the awareness of our solutions. Our client base provides us with a significant opportunity to expand our professional services revenue. As of July 29, 2016, approximately 51% of our professional services clients subscribed to our managed security solutions.
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

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our managed security clients. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue of our managed security client base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling additional solutions to this cohort of clients and the negative revenue impacts of client attrition during the period. However, it does not include the positive impact on revenue from sales of solutions to any new clients we obtain during the period. Our revenue retention rates may decline or fluctuate in the future as a result of several factors, including client satisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and changing technologies, and consolidation within our client base.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management's discussion and analysis include non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.

In particular, we have excluded the impact of certain purchase accounting adjustments related to a change in the basis of deferred revenue for the acquisition of Dell by Dell Technologies and for the acquisition of our company by Dell in fiscal 2012. We believe it is useful to exclude such purchase accounting adjustments related to the foregoing transactions as this deferred revenue generally results from multi-year service contracts under which deferred revenue is established upon sale and revenue is recognized over the term of the contract. Pursuant to the fair value provisions applicable to the accounting for business combinations, GAAP requires this deferred revenue to be recorded at its fair value, which is typically less than the book value. In presenting non-GAAP earnings, we add back the reduction in revenue that results from this revaluation on the expectation that a significant majority of these service contracts will be renewed in the future and therefore the revaluation is not helpful in predicting our ongoing revenue trends. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (1) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (2) compare past and future reports of financial results of our company as the revenue reduction related to acquired deferred revenue will not recur when related service contracts are renewed in future periods.

There are limitations to the use of the non-GAAP financial measures presented in this management’s discussion and analysis. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating loss, non-GAAP net loss and non-GAAP net loss per share, as defined by us, exclude the following items: the impact of purchase accounting adjustments; amortization of intangible assets; stock-based compensation; other expenses, which consist of professional fees incurred in connection with our initial public offering of our Class A common stock, which we refer to as our IPO, as well as amounts accrued for a legal matter; and for non-GAAP net loss and non-GAAP net loss per share, an aggregate adjustment for income taxes. In addition to interest and other expenses, taxes, depreciation and amortization, adjusted EBITDA excludes purchase accounting adjustments related to deferred revenue, stock-based compensation expense and other expenses. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating loss or net loss prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting. The impact of purchase accounting consists primarily of purchase accounting adjustments related to a change in the basis of deferred revenue related to the acquisition of Dell by Dell Technologies as well as the acquisition of our company by Dell in fiscal 2012.

•
Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with the acquisition of Dell by Dell Technologies and the acquisition of us by Dell in fiscal 2012, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, for the successor periods, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with this transaction. In comparison, for the predecessor periods, amortization of intangible assets consists of amortization associated with purchased intangible assets recognized in connection with the acquisition of us by Dell.

•
Stock-based Compensation. Non-cash stock-based compensation relates to both the Dell Technologies and SecureWorks equity plans. We exclude such expenses when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.

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

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in thousands)
GAAP revenue	$103,653	$79,855	$203,446	$157,254
Impact of purchase accounting	221	693	442	1,385
Non-GAAP revenue	$103,874	$80,548	$203,888	$158,639

GAAP gross margin	$50,746	$35,138	$100,690	$68,541
Amortization of intangibles	3,411	3,410	6,821	6,820
Impact of purchase accounting	356	733	617	1,466
Stock-based compensation expense	156	—	175	—
Other	—	1,868	—	4,868
Non-GAAP gross margin	$54,669	$41,149	$108,303	$81,695

GAAP research and development expenses	$12,848	$12,643	$26,444	$24,473
Stock-based compensation expense	(688)	(70)	(770)	(136)
Non-GAAP research and development expenses	$12,160	$12,573	$25,674	$24,337

GAAP sales and marketing expenses	$28,639	$26,696	$56,135	$48,815
Stock-based compensation expense	(362)	—	(405)	—
Non-GAAP sales and marketing expenses	$28,277	$26,696	$55,730	$48,815

GAAP general and administrative expenses	$29,306	$28,148	$57,158	$53,932

Amortization of intangibles	(3,523)	(3,570)	(7,047)	(7,612)
Impact of purchase accounting	(177)	(229)	(406)	(458)
Stock-based compensation expense	(1,799)	(144)	(2,015)	(278)
Other	—	(3,446)	(1,164)	(6,535)
Non-GAAP general and administrative expenses	$23,807	$20,759	$46,526	$39,049

GAAP operating loss	$(20,047)	$(32,349)	$(39,047)	$(58,679)
Amortization of intangibles	6,934	6,980	13,868	14,432
Impact of purchase accounting	533	962	1,023	1,924
Stock-based compensation expense	3,005	214	3,365	414
Other	—	5,314	1,164	11,403
Non-GAAP operating loss	$(9,575)	$(18,879)	$(19,627)	$(30,506)

GAAP net loss	$(12,051)	$(21,124)	$(23,678)	$(38,954)
Amortization of intangibles	6,934	6,980	13,868	14,432
Impact of purchase accounting	533	962	1,023	1,924
Stock-based compensation expense	3,005	214	3,365	414
Other	—	5,314	1,164	11,403
Aggregate adjustment for income taxes	(3,997)	(5,151)	(7,419)	(10,773)
Non-GAAP net loss	$(5,576)	$(12,805)	$(11,677)	$(21,554)

GAAP net loss per share	$(0.15)	$(0.30)	$(0.31)	$(0.56)
Amortization of intangibles	0.09	0.10	0.18	0.21
Impact of purchase accounting	0.01	0.01	0.01	0.02
Stock-based compensation expense	0.04	—	0.04	—
Other	—	0.08	0.02	0.17
Aggregate adjustment for income taxes	(0.06)	(0.07)	(0.10)	(0.15)
Non-GAAP net loss per share	$(0.07)	$(0.18)	$(0.16)	$(0.31)

GAAP net loss	$(12,051)	$(21,124)	$(23,678)	$(38,954)
Interest and other, net	(851)	(303)	(1,216)	515
Income tax benefit	(7,145)	(10,922)	(14,153)	(20,240)
Depreciation and amortization	9,796	10,145	19,422	20,722
Stock-based compensation expense	3,005	214	3,365	414
Impact of purchase accounting	221	693	442	1,385
Other	—	5,314	1,164	11,403
Adjusted EBITDA	$(7,025)	$(15,983)	$(14,654)	$(24,755)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for this transaction. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of July 29, 2016 represented approximately 86.8% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

As of July 29, 2016, the beneficial owners of the outstanding voting securities of Dell Technologies were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, the Susan Lieberman Dell Separate Property Trust, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, a global private equity firm, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC, which are managed by MSD Partners, L.P., an investment firm that was formed by the principals of MSD Capital, L.P., the investment firm that exclusively manages the capital of Mr. Dell and his family, and members of Dell’s management and other investors.

Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. Dell also has provided us with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. As discussed above, beginning in the third quarter of fiscal 2016, the costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements - Note 8—Related Party Transactions” in the notes to our condensed consolidated financial statements included elsewhere in this report.

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Condensed Consolidated Financial Statements - Note 7—Income and Other Taxes” in the notes to our condensed consolidated financial statements included elsewhere in this report.

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

Following our IPO, we are instituting compensation policies and programs as a public company, the expense for which may differ from compensation expensed in the historical financial statements. In addition, we have become subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. We will incur additional costs relating to internal audit, investor relations and stock administration, as well as other regulatory compliance costs.

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

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $99.6 million from the sale of shares of Class A common stock, net of $12.4 million of underwriting discounts and commissions and unpaid offering expenses payable by us.

Out-of-Period Adjustments

The financial statements presented for the three and six months ended July 31, 2015 include adjustments to correct errors related to the period ended January 30, 2015. For the three months ended July 31, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $1.4 million and $0.9 million, respectively. For the six months ended July 31, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $3.2 million and $2.1 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from the previous year not recorded. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2016 period is not material to the financial statements presented, the Company recorded the correction of these errors in its fiscal 2016 financial statements. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.

Components of Results of Operations

Revenue

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. To accomplish our mission objective, we offer managed security solutions and threat intelligence solutions, which are sold on a subscription basis, and various professional services, including security and risk consulting and incident response solutions. Our managed security clients purchase solutions pursuant to subscription contracts with initial terms that typically range from one to three years and, as of July 29, 2016, averaged two years in duration. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to these contracts is recognized as services are performed.

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

We operate in a high-growth industry and have experienced significant revenue growth since our inception. Accordingly, we expect our revenue to increase at a higher rate than cost of revenue, which will increase our gross margin in absolute dollars. As we balance revenue growth with initiatives to drive the efficiency of our business, however, gross margin as a percentage of total revenue may fluctuate from period to period.

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

▪
General and Administrative, or G&A, Expenses. General and administrative expenses include primarily the costs of human resources and recruiting, finance and accounting, legal support, information technology, product management, facilities management, corporate development and other administrative functions.

As we continue to grow our business, both domestically and internationally, we will invest in our sales capability, which will increase our sales and marketing expenses in absolute dollars. In addition, we expect to incur additional costs as we increase our general and administrative functions to support stand-alone public company requirements.

Interest and Other, Net

Interest and other, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents. All translation adjustments are recorded as foreign currency gains (losses) in the Condensed Consolidated Statements of Operations. To date, we have had minimal interest income.

Income Tax Expense (Benefit)

Our effective tax rate was 37.2% and 34.1% for the three months ended July 29, 2016 and July 31, 2015, respectively, and 37.4% and 34.2% for the six month ended July 29, 2016 and July 31, 2015, respectively. The change in our effective income tax rate was primarily attributable to a change in the mix of geographic losses as well as an additional tax benefit from domestic tax credits. The income tax rate for future quarters of fiscal 2017 will be impacted by the actual mix of jurisdictions in which results are generated. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. For the historical periods presented, we filed a U.S. federal return on a consolidated basis with Dell. Following the completion of our IPO, we expect to continue filing a consolidated U.S. federal return with Dell until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and us that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following tables summarize our key performance indicators for the three and six months ended July 29, 2016 and July 31, 2015.

	Three Months Ended
	July 29, 2016			July 31, 2015
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$103,653	100.0%	29.8%	$79,855	100.0%
Cost of revenue	$52,907	51.0%	18.3%	$44,717	56.0%
Total gross margin	$50,746	49.0%	44.4%	$35,138	44.0%
Operating expenses	$70,793	68.3%	4.9%	$67,487	84.5%
Operating loss	$(20,047)	(19.3)%	(38.0)%	$(32,349)	(40.5)%
Net loss	$(12,051)	(11.6)%	(43.0)%	$(21,124)	(26.5)%

Other Financial Information (1)
Non-GAAP net revenue	$103,874	100.0%	29.0%	$80,548	100.0%
Non-GAAP cost of revenue	$49,205	47.4%	24.9%	$39,399	48.9%
Non-GAAP gross margin	$54,669	52.6%	32.9%	$41,149	51.1%
Non-GAAP operating expenses	$64,244	61.8%	7.0%	$60,028	74.5%
Non-GAAP operating loss	$(9,575)	(9.2)%	(49.3)%	$(18,879)	(23.4)%
Non-GAAP net loss	$(5,576)	(5.4)%	(56.5)%	$(12,805)	(15.9)%
Adjusted EBITDA	$(7,025)	(6.8)%	(56.0)%	$(15,983)	(38.8)%

	Six Months Ended
	July 29, 2016			July 31, 2015
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$203,446	100.0%	29.4%	$157,254	100.0%
Cost of revenue	$102,756	50.5%	15.8%	$88,713	56.4%
Total gross margin	$100,690	49.5%	46.9%	$68,541	43.6%
Operating expenses	$139,737	68.7%	9.8%	$127,220	80.9%
Operating loss	$(39,047)	(19.2)%	(33.5)%	$(58,679)	(37.3)%
Net loss	$(23,678)	(11.6)%	(39.2)%	$(38,954)	(24.8)%

Other Financial Information (1)
Non-GAAP revenue	$203,888	100.0%	28.5%	$158,639	100.0%
Non-GAAP gross margin	$108,303	53.1%	32.6%	$81,695	51.5%
Non-GAAP operating expenses	$127,930	62.7%	14.0%	$112,201	70.7%
Non-GAAP operating loss	$(19,627)	(9.6)%	(35.7)%	$(30,506)	(19.2)%
Non-GAAP net loss	$(11,677)	(5.7)%	(45.8)%	$(21,554)	(13.6)%
Adjusted EBITDA	$(14,654)	(7.2)%	(40.8)%	$(24,755)	(30.3)%
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

Three and six months ended July 29, 2016 compared to the three and six months ended July 31, 2015

Revenue

Net revenue, which we refer to as revenue, increased $23.8 million, or 29.8%, for the three months ended July 29, 2016, and $46.2 million, or 29.4%, for the six months ended July 29, 2016. These increases resulted mainly from revenue from subscription-based solutions, as revenue attributable to these solutions increased $19.1 million and $38.2 million for the three and six months ended July 29, 2016, respectively. The number of clients subscribing to such solutions grew approximately 8% from July 31, 2015, while existing clients continued to increase their purchases of our solutions. Beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Such services totaled approximately $5.0 million and $9.9 million for the three and six months ended July 29, 2016, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements - Note 8 - Related Party Transactions" in the notes to our condensed consolidated financial statements included elsewhere in this report.

Revenue on a GAAP basis includes purchase accounting adjustments related to deferred revenue for the acquisition of Dell by Dell Technologies. On a non-GAAP basis, excluding these purchase accounting adjustments, revenue increased $23.3 million, or 29.0%, for the three months ended July 29, 2016, and $45.2 million, or 28.5%, for the six months ended July 29, 2016.
Gross Margin
Our total gross margin increased $15.6 million, or 44.4%, for the three months ended July 29, 2016, and $32.1 million, or 46.9%, for the six months ended July 29, 2016. These increases were mainly due to an increase in revenue during the current periods. The gross margin percentage increased 500 basis points to 49.0% for the three months ended July 29, 2016, and 590 basis points to 49.5% for the six months ended July 29, 2016. The increase in GAAP gross margin percentage was mainly driven by the continued efficiencies in our delivery model, as we benefit from technology and scale.

Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $13.5 million, or 32.9%, for the three months ended July 29, 2016, and $26.6 million, or 32.6%, for the six months ended July 29, 2016.

Operating Expenses
The following table presents information regarding our operating expenses during the three and six months ended July 29, 2016 and July 31, 2015.

	Three Months Ended
	July 29, 2016			July 31, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,848	12.4%	1.6%	$12,643	15.8%
Sales and marketing	28,639	27.6%	7.3%	26,696	33.4%
General and administrative	29,306	28.3%	4.1%	28,148	35.2%
Total operating expenses	$70,793	68.3%	4.9%	$67,487	84.5%

Other Financial Information
Non-GAAP research and development	$12,160	11.7%	(3.3)%	$12,573	15.6%
Non-GAAP sales and marketing	28,277	27.2%	5.9%	26,696	33.1%
Non-GAAP general and administrative	23,807	22.9%	14.7%	20,759	25.8%
Non-GAAP operating expenses (1)	$64,244	61.8%	7.0%	$60,028	74.5%

	Six Months Ended
	July 29, 2016			July 31, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$26,444	13.0%	8.1%	$24,473	15.6%
Sales and marketing	56,135	27.6%	15.0%	48,815	31.0%
General and administrative	57,158	28.1%	6.0%	53,932	34.3%
Total operating expenses	$139,737	68.7%	9.8%	$127,220	80.9%

Other Financial Information
Non-GAAP research and development	$25,674	12.6%	5.5%	$24,337	15.3%
Non-GAAP sales and marketing	55,730	27.3%	14.2%	48,815	30.8%
Non-GAAP general and administrative	46,526	22.8%	19.1%	39,049	24.6%
Non-GAAP operating expenses (1)	$127,930	62.7%	14.0%	$112,201	70.7%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $0.2 million, or 1.6%, for the three months ended July 29, 2016, and $2.0 million, or 8.1%, for the six months ended July 29, 2016. The increases were primarily attributable to costs incurred in augmenting our R&D staff during the current periods. As a percentage of revenue, R&D expenses decreased 340 basis points to 12.4% and 260 basis points to 13.0% for the three and six months ended July 29, 2016, respectively. On a non-GAAP basis, excluding stock-based compensation expense, R&D expenses as a percentage of revenue decreased 390 basis points to 11.7% and 270 basis points to 12.6% for the three and six months ended July 29, 2016, respectively.

Sales and Marketing Expenses. S&M expenses increased $1.9 million, or 7.3%, for the three months ended July 29, 2016, and $7.3 million, or 15.0%, for the six months ended July 29, 2016. The increases were mainly due to an increase in compensation-related expenses, as we continued to invest in sales and support personnel. As a percentage of revenue, S&M expenses decreased 580 basis points to 27.6% and 340 basis points to 27.6% for the three and six months ended July 29, 2016, respectively. On a non-GAAP basis, excluding stock-based compensation expense, S&M expenses as a percentage of revenue decreased 590 basis points to 27.2% and 350 basis points to 27.3% for the three and six months ended July 29, 2016, respectively.

General and Administrative Expenses. G&A expenses increased $1.2 million, or 4.1%, for the three months ended July 29, 2016, and $3.2 million, or 6.0%, for the six months ended July 29, 2016. The increases primarily reflected the costs of an increase in administrative functions to operate on a stand-alone basis and as a publicly-traded company. As a percentage of revenue, G&A expenses decreased 690 basis points to 28.3% and 620 basis points to 28.1% for the three and six months ended July 29, 2016, respectively. These decreases resulted from increased revenue from subscription-based solutions, partially offset by investments in personnel.

G&A expenses on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, G&A expenses as a percentage of revenue decreased 290 basis points to 22.9% and 180 basis points to 22.8% for the three and six months ended July 29, 2016, respectively.

Operating Loss
Our GAAP operating loss decreased $12.3 million, or 38.0% for the three months ended July 29, 2016, and $19.6 million, or 33.5%, for the six months ended July 29, 2016. As a percentage of revenue, our operating loss decreased to 19.3% and 19.2% for the three and six months ended July 29, 2016, respectively.

Operating loss on a GAAP basis includes amortization of intangible assets purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our operating loss as a percentage of revenue decreased to 9.2% and 9.6% for the three and six months ended July 29, 2016, respectively.

Overall, these decreases in both GAAP and non-GAAP operating loss were driven by increased revenue and gross margin, which partially offset increases in operating expenses, as we continued to invest in our business by adding sales, support, and research and development personnel and establish administrative functions as a stand-alone public company. As a percentage of total revenue, the decreases in both GAAP and non-GAAP operating loss during the three and six months ended July 29, 2016 were largely due to decreases in operating expense percentages, as increased revenue partially offset our continued strategic investments in the business.
Net Loss
Our net loss decreased $9.1 million, or 43.0%, for the three months ended July 29, 2016, and $15.3 million, or 39.2%, for the six months ended July 29, 2016. Excluding the impact of purchase accounting adjustments, amortization of intangible assets and stock-based compensation expense, net loss on a non-GAAP basis decreased $7.2 million, or 56.5%, for the three months ended July 29, 2016, and $9.9 million, or 45.8%, for the six months ended July 29, 2016. Overall, these decreases were due to the decreases in operating loss as discussed above.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
Following our IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as described below. Before the completion of our IPO, we had operated as a wholly-owned subsidiary of Dell Inc. We believe that our cash on hand, which includes the net proceeds from our IPO, proceeds from our sale of convertible notes in 2015, our accounts receivable and a $10.0 million capital contribution by Dell in March 2016, will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Dell made the capital contribution because of uncertainty regarding the timing of the IPO and our receipt of the IPO proceeds. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, and the continuing market acceptance of our solutions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our existing $30 million revolving credit facility from Dell, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	July 29, 2016	January 29, 2016
	(in thousands)

Cash and cash equivalents	$113,284	$33,422
Accounts receivable, net	$100,758	$116,357

At July 29, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $113.3 million and accounts receivable of $100.8 million. Our cash and cash equivalents balance at July 29, 2016 consisted primarily of the net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 45% of our recurring revenue in advance and approximately 55% on either a monthly or a quarterly basis. Invoiced accounts receivable are usually collected over a period of 30 to 90 days. As of July 29, 2016, our accounts receivable, net was $100.8 million, compared to $116.4 million as of January 29, 2016. The decrease in accounts receivable, net was primarily due to collection of large annually billed contracts and improvement in collections and timing of billings during the period. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. As of July 29, 2016 and January 29, 2016, the allowance for doubtful accounts was $5.7 million and $4.5 million, respectively. The increase in the allowance for doubtful accounts was due to growth in revenues and the resulting impact of longer-aged receivables. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., our wholly-owned subsidiary, entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. This facility is available for one year beginning April 21, 2016. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the revolving credit facility as of July 29, 2016.

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

Cash Flows

Our Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2015 were derived from the accounting records of Dell and our company. For periods prior to the third quarter of fiscal 2016, Dell funded our operating and investing activities as needed and transferred our excess cash at its discretion. These cash transfers are reflected as a component of stockholders' equity within the Condensed Consolidated Statements of Financial Position, and, accordingly, are classified as a change in cash from financing activities in our Condensed Consolidated Statements of Cash Flows.

Because we did not manage working capital independently from Dell in the prior fiscal year, the summary of our statements of cash flows does not purport to reflect what our cash flows would have been if we had operated as a stand-alone public company during the six months ended July 31, 2015.

	Six Months Ended
	July 29, 2016	July 31, 2015
	(in thousands)
Net change in cash from:
Operating activities	$(21,580)	$(3,411)
Investing activities	(7,930)	(6,207)
Financing activities	109,372	23,206
Change in cash and cash equivalents	$79,862	$13,588

•
Operating Activities — Cash used by operating activities totaled $21.6 million and $3.4 million for the six months ended July 29, 2016 and July 31, 2015, respectively. The decline in operating cash flows was mainly due to net transactions with parent and payouts under the annual corporate bonus plan. Our net transactions with parent is a use of cash for the six months ended July 29, 2016, because during this time our receivable from Dell has increased by $21.0 million more than the increase in our payable to Dell.

We began the year with a net payable to Dell of $22.0 million, which primarily arose due to Dell continuing to directly pay our vendors for payables and purchase orders that were outstanding as of August 1, 2015, the effective date of our legal carve-out. In addition, on a continuing basis, we incur liabilities to Dell for charges under the various commercial agreements in place as discussed above, and for costs Dell continues to pay directly on our behalf, such as the cost of SecureWorks employee benefits provided for under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell.
As of July 29, 2016, the amount due to Dell has declined to approximately $0.7 million. Prospectively, we anticipate that our transactions with Dell will no longer be a use of cash as we expect our charges to Dell will continue to exceed Dell’s charges to us and that we will be cash settling our intercompany position on a quarterly basis.

•
Investing Activities — Cash used in investing activities totaled $7.9 million and $6.2 million for the six months ended July 29, 2016 and July 31, 2015, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure.

•
Financing Activities — Cash flows from financing activities totaled $109.4 million and $23.2 million for the six months ended July 29, 2016 and July 31, 2015, respectively. Financing activities for the six months ended July 29, 2016 included $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016. Financing activities for the six months ended July 31, 2015 consisted entirely of cash transfers from Dell.

Off-Balance Sheet Arrangements

As of July 29, 2016, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Critical Accounting Policies
The unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in accordance with GAAP for interim financial information and the requirements of the SEC. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All significant inter-company accounts and transactions have been eliminated in consolidation.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 29, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended April 29, 2016. The risks described in that quarterly report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.
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

The offering commenced on April 21, 2016 and closed on April 27, 2016. All of the shares registered pursuant to the registration statement, other than the 1,200,000 shares of our Class A common stock underlying the underwriters’ over-allotment option, were sold at an aggregate offering price of $112.0 million. The underwriters’ over-allotment option was not exercised and expired on May 21, 2016. We received net proceeds of approximately $99.6 million after deducting underwriting discounts and commissions of approximately $7.8 million and other estimated unpaid offering expenses of approximately $4.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. Pending their use in our business, we have temporarily invested the net offering proceeds in money market funds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the SEC on April 22, 2016.

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
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: September 7, 2016

EXHIBIT INDEX

Exhibit No.	Description

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