Form 10-Q
period 2016-10-28
SecureWorks Corp
filed 2016-12-07
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2016
or
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

As of the close of business on November 30, 2016, 10,671,149 shares of Class A common stock, par value $0.01 per share, were outstanding and 70,000,000 shares of Class B common stock, par value of $0.01 per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	October 28, 2016	January 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$110,835	$33,422
Accounts receivable, net	110,395	116,357
Inventories, net	2,720	3,549
Other current assets	24,539	26,211
Total current assets	248,489	179,539
Property and equipment, net	27,605	22,766
Goodwill	416,487	416,487
Purchased intangible assets, net	268,855	289,657
Other non-current assets	24,340	9,336
Total assets	$985,776	$917,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,222	$22,126
Accrued and other	44,974	60,407
Short-term deferred revenue	118,699	109,467
Short-term debt	—	27,993
Total current liabilities	186,895	219,993
Long-term deferred revenue	14,996	18,352
Other non-current liabilities	88,683	90,984
Total liabilities	290,574	329,329
Commitments and Contingencies (Footnote 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 10,671 issued and outstanding	107	—
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	852,424	711,923
Accumulated deficit	(154,042)	(122,646)
Accumulated other comprehensive loss	(3,987)	(1,521)
Total stockholders' equity	695,202	588,456
Total liabilities and stockholders' equity	$985,776	$917,785
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015

Net revenue	$107,108	$88,187	$310,554	$245,441
Cost of revenue	53,637	45,465	156,393	134,178
Gross margin	53,471	42,722	154,161	111,263
Research and development	12,181	12,230	38,625	36,703
Sales and marketing	26,424	27,109	82,559	75,924
General and administrative	29,709	28,228	86,867	82,160
Total operating expenses	68,314	67,567	208,051	194,787
Operating loss	(14,843)	(24,845)	(53,890)	(83,524)
Interest and other, net	1,107	(5,724)	2,323	(6,239)
Loss before income taxes	(13,736)	(30,569)	(51,567)	(89,763)
Income tax benefit	(6,018)	(12,041)	(20,171)	(32,281)
Net loss	$(7,718)	$(18,528)	$(31,396)	$(57,482)

Net loss per common share (basic and diluted)	$(0.10)	$(0.26)	$(0.41)	$(0.82)
Weighted-average common shares outstanding (basic and diluted)	80,009	70,000	76,783	70,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net loss	$(7,718)	$(18,528)	$(31,396)	$(57,482)
Foreign currency translation adjustments	(1,207)	(966)	(2,466)	(700)
Comprehensive loss	$(8,925)	$(19,494)	$(33,862)	$(58,182)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	October 28, 2016	October 30, 2015
Cash flows from operating activities:
Net loss	$(31,396)	$(57,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,248	30,704
Loss on disposal of assets	—	157
Change in fair value of convertible notes	132	5,493
Stock-based compensation expense	6,389	628
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(2,180)	559
Income tax benefit	(20,171)	(32,281)
Other non cash impacts	—	5,538
Provision for doubtful accounts	1,994	2,948
Excess tax benefit from share-based payment	(221)	—
Changes in assets and liabilities:
Accounts receivable	6,148	(16,015)
Due to / from parent	(20,027)	3,260
Inventories	829	(2,053)
Other assets	1,529	(8,420)
Accounts payable	1,096	(945)
Deferred revenue	5,876	14,666
Accrued and other liabilities	2,080	47,048
Net cash used in operating activities	(18,674)	(6,195)
Cash flows from investing activities:
Capital expenditures	(13,285)	(7,007)
Net cash used in investing activities	(13,285)	(7,007)
Cash flows from financing activities:
Proceeds from initial public offering, net	99,604	—
Capital contribution from parent, net	9,547	—
Excess tax benefit from share-based payment	221	—
Transfers from parent, net	—	24,383
Payment of deferred offering costs	—	(899)
Issuance of convertible notes	—	22,500
Net cash provided by financing activities	109,372	45,984

Net increase in cash and cash equivalents	77,413	32,782
Cash and cash equivalents at beginning of the period	33,422	6,669
Cash and cash equivalents at end of the period	$110,835	$39,451

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$28,125	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, January 29, 2016	—	—	70,000	700	$711,923	$(122,646)	$(1,521)	$588,456
Net loss	—	—	—	—		(31,396)	—	(31,396)
Other comprehensive loss	—	—	—	—	—	—	(2,466)	(2,466)
Issuance of common stock in connection with initial public offering, net of offering costs	8,000	80	—	—	96,246	—	—	96,326
Conversion of convertible notes to common stock in connection with initial public offering	2,009	20	—	—	28,105	—	—	28,125
Restricted stock awards	662	7	—	—	(7)	—	—	—
Capital contribution from parent, net	—	—	—	—	9,547	—	—	9,547
Stock-based compensation	—	—	—	—	6,389	—	—	6,389
Excess tax benefit from share-based payment	—	$—	—	$—	$221	$—	$—	$221
Balances, October 28, 2016	10,671	$107	70,000	$700	$852,424	$(154,042)	$(3,987)	$695,202
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

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, “Dell” or “Parent”). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. (“Dell Technologies”), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the Company's IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of October 28, 2016 represented approximately 86.8% of the Company's total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of the Company's outstanding common stock.

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended January 29, 2016 included in the Company's Prospectus c

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

onstituting part of the Company's Registration Statement on Form S-1 (Registration No. 333-208596) and filed with the SEC on April 22, 2016.

Certain prior period amounts have been reclassified to conform to the current period presentation with no effect on the Company's consolidated financial position or results of operations. The Condensed Consolidated Statements of Operations previously combined sales and marketing expenses with general and administrative expenses. These statements now present sales and marketing expenses separately from general and administrative expenses. These reclassifications did not affect total operating expenses.

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

Out-of-Period Adjustments

The financial statements presented for the three and nine months ended October 30, 2015 include adjustments to correct errors related to the period ended January 30, 2015. For the three months ended October 30, 2015, the out-of-period adjustments decreased loss before taxes and net loss by approximately $0.5 million and $0.3 million, respectively. For the nine months ended October 30, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $2.7 million and $1.8 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from the previous year not recorded. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2016 period is not material to the financial statements presented, the Company recorded the correction of these errors in its fiscal 2016 financial statements. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.
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
Recently Issued Accounting Pronouncements

Statement of Cash Flows - In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The update is effective for the Company for fiscal years beginning with the Company's 2019 fiscal year, including interim periods

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Financial Instruments - Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company for fiscal years beginning with the Company's 2021 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Revenue from Contracts with Customers — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The update clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross versus Net).” The update clarifies the principal-versus-agent implementation guidance in ASU 2014-09, which will affect whether an entity reports revenue on a gross or net basis. In May 2016, the FASB issued ASU 2016-11, “Revenue recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients.” These standards were issued to address implementation issues raised by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG). This guidance can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. These updates are effective for the Company beginning in the first quarter of the fiscal year ending February 1, 2019. The Company is currently evaluating the impact of these updates on its consolidated financial statements, including determining the transition method.

Compensation - Stock Compensation—In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.” The update simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. The update is effective for the Company for annual and interim periods beginning with the Company's 2018 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for the Company for annual and interim periods beginning with the Company's 2020 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Numerator:
Net loss	$(7,718)	$(18,528)	$(31,396)	$(57,482)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,009	70,000	76,783	70,000
Loss per common share:
Basic and Diluted	$(0.10)	$(0.26)	$(0.41)	$(0.82)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	4,899	—	3,432	—
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to SecureWorks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of October 28, 2016 and January 29, 2016.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or sooner if an indicator of impairment occurs. The Company completed its annual impairment test by performing a qualitative assessment of goodwill at the reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the SecureWorks reporting unit was less than its carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of October 28, 2016.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The Company's intangible assets at October 28, 2016 and January 29, 2016 were as follows:

	October 28, 2016			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(45,439)	$144,079	$189,518	$(34,869)	$154,649
Technology	135,584	(40,926)	94,658	135,584	(30,694)	104,890
Finite-lived intangible assets	325,102	(86,365)	238,737	325,102	(65,563)	259,539
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(86,365)	$268,855	$355,220	$(65,563)	$289,657

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $20.8 million for the three and nine months ended October 28, 2016, respectively, and $6.9 million and $21.4 million for the three and nine months ended October 30, 2015, respectively. There were no impairment charges related to intangible assets during the three and nine months ended October 28, 2016.
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

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility is available for one year beginning on April 21, 2016. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the revolving credit facility as of October 28, 2016.

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
NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. SecureWorks accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of legal cases at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a m

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

aterial adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of October 28, 2016, the Company does not believe there are any matters, individually or in the aggregate, that could have a material adverse effect on its results of operations, financial condition or liquidity. During the fiscal year ended January 29, 2016, there was one legal matter settled, which is summarized below:

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

Concentrations — The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had a single client that represented approximately 8% of its revenue for both the three and nine months ended October 28, 2016 and 8% and 9% for the three and nine months ended October 30, 2015, respectively.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On April 21, 2016, in connection with the Company's IPO, 2,669,788 stock options were granted to employees and 240,715 stock options were granted to directors, in all cases at an exercise price of $14.00 per share. The stock options will vest over an average service period of four years. During the three months ended October 28, 2016, 49,916 stock options were granted to a director upon his appointment to the board of directors at an exercise price of $13.99 per share. The stock options subject to this award will vest over a period of three years in equal annual installments.
The Company recognized $1.0 million and $2.1 million in compensation expense for the three and nine months ended October 28, 2016, respectively. The tax benefit related to stock-based compensation expense was $0.4 million and $0.8 million for the three and nine months ended October 28, 2016, respectively.
The fair value of stock options granted during the three and nine months ended October 28, 2016 was estimated as of the date of the grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The expected term was estimated using the SEC simplified method. The risk-free interest rate is the continuously compounded, term-matching, zero-coupon rate from the valuation date. The volatility is the leverage-adjusted, term-matching, historical volatility of peer firms. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant.
The weighted assumptions utilized for valuation of options under this model as well as the weighted-average grant date fair value of stock options granted during the nine months ended October 28, 2016 are summarized below.

Nine Months Ended
October 28, 2016

Expected life	6.3 years
Risk-free interest rate	1.68%
Volatility	44.74%
Dividend yield	—%
Expected forfeiture rate	6.12%
Weighted-average grant-date fair value	$6.15

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity and options outstanding and exercisable for the nine months ended, and as of October 28, 2016:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value
					(in thousands)
Balance, January 29, 2016	—	$—	—	$—	—
Granted	2,960,419	$14.00	9.49	$6.15	$—
Exercised	—	$—	—		—
Canceled, expired or forfeited	(146,410)	$14.00	—	$6.32	—
Balance, October 28, 2016	2,814,009	$14.00	9.49	$6.14	$—

Options expected to vest, October 28, 2016	2,597,542	$14.00	9.49	$6.13	$—

Options exercisable, October 28, 2016	—	$—	—	$—	$—

At October 28, 2016, unrecognized stock-based compensation expense related to stock options was $14.1 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 3.75 years.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Denali Holding Inc 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's named executive officers. Upon the closing of the Company's IPO, 165,820 unvested time-based awards were forfeited. During the nine months ended October 28, 2016, 78,544 stock options were exercised at a weighted average exercise price of $13.75 per share. The total intrinsic value of the options exercised was $1.1 million. As of October 28, 2016, 432,001 awards remained outstanding. The Company recognized compensation expense related to these awards of $0.1 million and $0.5 million for the three and nine months ended October 28, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended October 30, 2015, respectively.
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
During the three months ended October 28, 2016, 20,835 restricted stock units were granted to employees and 8,934 restricted stock units were granted to a director upon his appointment to the board of directors. The fair value of the restricted stock units was $14.21 per share for the employee awards and $13.99 per share for the director award. The Company recognized compensation expense related to all outstanding restricted stock awards of $1.9 million and $3.8 million for the three and nine months ended October 28, 2016, respectively. At October 28, 2016, unrecognized st

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ock-based compensation expense related to restricted stock awards and restricted stock units was $21.8 million, which is expected to be recognized over the weighted-average remaining requisite period of 3.65 years.
The following table summarizes non-vested restricted stock and restricted stock units activity for the nine months ended, and as of, October 28, 2016.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 29, 2016	—	$—	—	$—
Granted	2,146,324	$13.67	1.95	$24,082
Vested	(2,143)	$14.00	—	—
Forfeited	(98,965)	$14.00	—	—
Converted	—	—	—	—
Balance, October 28, 2016	2,045,216	$13.66	2.04	$22,971

Restricted stock and restricted stock units expected to vest, October 28, 2016	1,861,250	$13.64	2.25	$20,883

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense related to stock options and non-vested restricted stock and restricted stock units for the three and nine months ended October 28, 2016 and October 30, 2015. Stock-based compensation expense for the prior year periods related solely to grants under the Denali Holding Inc 2013 Stock Incentive Plan awarded to two of the Company's named executive officers.

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in thousands)		(in thousands)
Cost of revenue	$157	$—	$332	$—
Research and development	692	70	1,462	206
Sales and marketing	363	—	768	—
General and administrative	1,812	144	3,827	422
Total stock-based compensation expense	$3,024	$214	$6,389	$628

NOTE 7 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the three and nine months ended October 28, 2016 and October 30, 2015, was as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015

Loss before income taxes	$(13,736)	$(30,569)	$(51,567)	$(89,763)
Income tax benefit	$(6,018)	$(12,041)	$(20,171)	$(32,281)
Effective tax rate	43.8%	39.4%	39.1%	36.0%

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The increase in the Company's effective income tax rate for the three months ended October 28, 2016 over the effective income tax rate for the three months ended October 30, 2015 was primarily attributable to the recognition of additional tax benefits relating to research and development tax credits during the third quarter of fiscal 2017. The increase in the Company's effective income tax rate for the nine months ended October 28, 2016 over the effective income tax rate for the nine months ended October 30, 2015 was primarily attributable to a change in the mix of geographic losses as well as the recognition of tax benefits relating to research and development tax credits.

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

As of October 28, 2016 and January 29, 2016, SecureWorks had $2.9 million and $2.4 million of deferred tax assets, respectively, related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards begin expiring in fiscal 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of October 28, 2016 and January 29, 2016. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended October 28, 2016 would have been $51.6 million, $8.4 million and $43.2 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

The cumulative undistributed earnings in the Company’s non-U.S jurisdictions are currently negative. The Company, therefore, has no unrecognized deferred tax liability on these earnings. The Company had $0.5 million of unrecognized tax benefits as of October 28, 2016 and no unrecognized tax benefits as of January 29, 2016. The Company is no longer subject to tax examinations for years prior to fiscal 2012.
NOTE 8 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to SecureWorks in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided SecureWorks with the services of a number of its executives and employees. For the first two quarters of fiscal 2016, the costs of such services were allocated to the Company based on the allocation method most relevant to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount or specific identification. Beginning in the third quarter of fiscal 2016, the costs of services provided to SecureWorks by Dell were governed by a shared services agreement between SecureWorks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell and allocations from Dell were $1.1 million and $3.8 million for the three and nine months ended October 28, 2016, respectively, and $1.5 million and $7.0 million for the three and nine months ended October 30, 2015, respectively. The amounts for the three and nine months ended October 30, 2015 included $0.1 million and $2.1 million, respectively, of fees for professional services directly related to a legal proceeding discussed in "Note 5—Commitments and Contingencies" that was settled during fiscal year 2016. These cost allocations are reflected primarily within general and administrative expenses in the Condensed Consolidated Statements of Operations. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

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

The Company purchases certain enterprise hardware systems from Dell and Dell’s wholly-owned subsidiaries in order to provide security solutions to the Company’s clients. For the first two quarters of fiscal 2016, the expenses associated with these transactions

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reflect Dell’s costs and are included in cost of revenue in the Condensed Consolidated Statements of Operations. Beginning in the third quarter of fiscal 2016, expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. Purchases of systems from Dell totaled $0 and $3.0 million for the three and nine months ended October 28, 2016, respectively, and $4.4 million and $9.7 million for the three and nine months ended October 30, 2015, respectively.

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. For the first two quarters of fiscal 2016, these purchases were made at Dell’s cost. Beginning in the third quarter of fiscal 2016, these purchases were made at pricing that is intended to approximate arm’s-length pricing. Purchases of computer equipment from Dell totaled $0.2 million and $1.7 million for the three and nine months ended October 28, 2016, respectively, and $0.2 million and $1.9 million for the three and nine months ended October 30, 2015, respectively.

On September 7, 2016, EMC Corporation (“EMC”), a company that provides enterprise software and storage, became a wholly-owned subsidiary of Dell Technologies. EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services for hardware systems for internal use from EMC and VMware under contracts entered into by the Company before Dell acquired EMC, totaled $0.3 million between September 7, 2016 and October 28, 2016. Maintenance expense related to such services by EMC and VMware totaled $0.1 million for the same period.

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell’s wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital totaled $0 million and $0.1 million for the three and nine months ended October 28, 2016, respectively, and $0.1 million and $0.2 million for the three and nine months ended October 30, 2015, respectively.

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than SecureWorks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred, the Company recognized revenues of approximately $10.1 million and $28.8 million for the three and nine months ended October 28, 2016, respectively.

As the Company’s client and on behalf of certain of its own clients, Dell also purchases solutions from the Company. Beginning in the third quarter of fiscal 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $5.9 million and $15.8 million for the three and nine months ended October 28, 2016, respectively, and $3.0 million for the three months ended October 30, 2015.

As a result of the foregoing related party arrangements beginning in the third quarter of fiscal 2016, the Company has recorded the following related party balances in the Condensed Consolidated Statement of Financial Position as of October 28, 2016 and January 29, 2016. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell resulting in a net intercompany payable at October 28, 2016.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 28, 2016	January 29, 2016
	(in thousands)
Intercompany receivable	$5,546	$19,496
Intercompany payable	(7,210)	(41,187)
Net intercompany payable (in accrued and other)	$(1,664)	$(21,691)

Accounts receivable from clients under reseller agreements with Dell (in accounts receivable, net)	$15,836	$15,552

Net operating loss tax sharing receivable under agreement with Dell (in other non-current assets at October 28, 2016 and other non-current liabilities at January 29, 2016)	$19,429	$18,509

Cash Management

Dell utilizes a centralized approach to cash management and financing of its operations. For the period presented prior to August 1, 2015, Dell funded the Company’s operating and investing activities as needed and transferred the Company’s excess cash at its discretion. This arrangement is not reflective of the manner in which the Company would have been able to finance the Company’s operations had the Company been a stand-alone business separate from Dell during the nine months ended October 30, 2015. Cash transfers to and from Dell’s cash management accounts for the nine months ended October 30, 2015 are reflected within additional paid in capital in the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Cash Flows as a financing activity.

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

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. We were founded in 1999, when we opened our first counter threat operations center in Atlanta, Georgia to support our managed security business. We began providing security and risk consulting offerings to our clients in 2005. In 2006, we acquired LURHQ Corporation, a leading provider of security information and event monitoring solutions to enterprises. In addition, we launched our information security offerings. Shortly thereafter, we focused our growth strategy on expanding into new market segments and geographic regions. In 2008, we launched our log management solution, among other new solutions. We began offering our managed web application firewall solutions in 2009, shortly before we acquired Verisign, Inc.’s managed security business. In the same year, we also expanded internationally through the acquisition of dns Limited, a managed security and consulting organization, which operated in London, England and in Edinburgh, Scotland. From 2009 to 2012, we capitalized on all of our investments, both organic and acquired, and integrated these technologies into the Counter Threat Platform. This platform provides our clients with a comprehensive view of their network environments and security threats, while adapting to a constantly evolving threat landscape. From April 2009 to October 28, 2016, the number of events processed by our technology platform increased from five billion to as many as 220 billion events per day. Over the last several years, we have continued to expand our offerings, including through the recent launch of our advanced endpoint threat detection solution and our advanced malware protection and detection solution. Further, our client base has grown approximately 34% from approximately 3,200 managed security clients as of February 1, 2013 to over 4,300 managed security clients as of October 28, 2016.

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

Our subscription contracts typically range from one to three years in duration, and as of October 28, 2016, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the term of the contract. Our professional services engagements generally are sold pursuant to contracts that are shorter in duration, and revenue from these contracts is recognized as services are performed. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Over all of the periods presented, approximately 80% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% was derived from professional services engagements. As we respond to the evolving needs of our clients, the relative mix of subscription-based solutions and professional services we provide our clients may fluctuate.

We have experienced and continue to experience significant growth since our inception, which has required continual investment in our business. As we have continued to invest in our business, we have incurred net losses. We believe these investments are critical to our success, although they may impact our near-term profitability.

Revenue attributable to clients located outside the United States represented approximately 12% of total net revenue in each of fiscal 2016, fiscal 2015 and fiscal 2014. Although our international clients are located primarily in Europe as of October 28, 2016, we provide managed security services to clients across 58 countries.

Key Factors Affecting Our Performance

We believe that our future success will depend on many factors, including the adoption of our solutions by organizations, continued investment in our Counter Threat Platform and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing clients and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended April 29, 2016. We operate in a highly competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products, as well as their managed security services. We must continue to efficiently manage our investments and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.

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

	October 28, 2016	January 29, 2016	October 30, 2015
Client base	4,300	4,200	4,100
Monthly recurring revenue (in millions)	$30.8	$28.6	$28.3
Retention rate	96%	102%	105%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions at a point in time. We believe that our ability to increase our client base is an indicator of our market penetration, the growth of our business and the value of our solutions. We also believe our existing client base represents significant future revenue and growth opportunities for us. The increase in our client base is primarily related to an increase in the volume and complexity of cyber attacks and the results of our sales and marketing efforts to increase the awareness of our solutions. Our client base provides us with a significant opportunity to expand our professional services revenue. As of October 28, 2016, approximately 50% of our professional services clients subscribed to our managed security solutions.
Monthly Recurring Revenue. We define monthly recurring revenue as the monthly value of our subscription contracts, including operational backlog, as of a particular date. We define operational backlog as the monthly recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our increase in monthly recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing cl ients, as well as by growth in our client base. Overall, we expect monthly recurring revenue to continue to grow as we retain and expand our client base, and as our clients extend the use of our solutions over time.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our managed security clients. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue of our managed security client base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling additional solutions to this cohort of clients and the negative revenue impacts of client attrition during the period. However, it does not include the positive impact on revenue from sales of solutions to any new clients we obtain during the period. Our revenue retention rates may decline or fluctuate from period to period as a result of several factors, including client satisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and changing technologies, and consolidation within our client base.

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

In particular, we have excluded the impact of certain purchase accounting adjustments related to a change in the basis of deferred revenue for the acquisition of Dell by Dell Technologies in fiscal 2014 and for the acquisition of our company by Dell in fiscal 2012. We believe it is useful to exclude such purchase accounting adjustments related to the foregoing transactions as this deferred revenue generally results from multi-year service contracts under which deferred revenue is established upon sale and revenue is recognized over the term of the contract. Pursuant to the fair value provisions applicable to the accounting for business combinations, GAAP requires this deferred revenue to be recorded at its fair value, which is typically less than the book value. In presenting non-GAAP earnings, we add back the reduction in revenue that results from this revaluation on the expectation that a significant majority of these service contracts will be renewed in the future and therefore the revaluation is not helpful in predicting our ongoing revenue trends. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (1) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (2) compare past and future reports of financial results of our company as the revenue reduction related to acquired deferred revenue will not recur when related service contracts are renewed in future periods.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting. The impact of purchase accounting consists primarily of purchase accounting adjustments related to a change in the basis of deferred revenue related to the acquisition of Dell by Dell Technologies in fiscal 2014 as well as the acquisition of our company by Dell in fiscal 2012.

•
Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and the acquisition of us by Dell in fiscal 2012, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, for the successor periods, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with this transaction. In comparison, for the predecessor periods, amortization of intangible assets consists of amortization associated with purchased intangible assets recognized in connection with the acquisition of us by Dell.

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

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in thousands)
GAAP revenue	$107,108	$88,187	$310,554	$245,441
Impact of purchase accounting	221	692	663	2,077
Non-GAAP revenue	$107,329	$88,879	$311,217	$247,518

GAAP gross margin	$53,471	$42,722	$154,161	$111,263
Amortization of intangibles	3,410	3,410	10,231	10,230
Impact of purchase accounting	271	733	888	2,199
Stock-based compensation expense	157	—	332	—
Other	—	—	—	4,868
Non-GAAP gross margin	$57,309	$46,865	$165,612	$128,560

GAAP research and development expenses	$12,181	$12,230	$38,625	$36,703
Stock-based compensation expense	(692)	(70)	(1,462)	(206)
Non-GAAP research and development expenses	$11,489	$12,160	$37,163	$36,497

GAAP sales and marketing expenses	$26,424	$27,109	$82,559	$75,924
Stock-based compensation expense	(363)	—	(768)	—
Non-GAAP sales and marketing expenses	$26,061	$27,109	$81,791	$75,924

GAAP general and administrative expenses	$29,709	$28,228	$86,867	$82,160
Amortization of intangibles	(3,524)	(3,524)	(10,571)	(11,136)
Impact of purchase accounting	(240)	(229)	(646)	(688)
Stock-based compensation expense	(1,812)	(144)	(3,827)	(422)
Other	—	(1,847)	(1,164)	(8,381)
Non-GAAP general and administrative expenses	$24,133	$22,484	$70,659	$61,533

GAAP operating loss	$(14,843)	$(24,845)	$(53,890)	$(83,524)
Amortization of intangibles	6,934	6,934	20,802	21,367
Impact of purchase accounting	511	962	1,534	2,886
Stock-based compensation expense	3,024	214	6,389	628
Other	—	1,847	1,164	13,249
Non-GAAP operating loss	$(4,374)	$(14,888)	$(24,001)	$(45,394)

GAAP net loss	$(7,718)	$(18,528)	$(31,396)	$(57,482)
Amortization of intangibles	6,934	6,934	20,802	21,367
Impact of purchase accounting	511	962	1,534	2,886
Stock-based compensation expense	3,024	214	6,389	628
Other	—	1,847	1,164	13,249
Aggregate adjustment for income taxes	(3,990)	(3,809)	(11,409)	(14,582)
Non-GAAP net loss	$(1,239)	$(12,380)	$(12,916)	$(33,934)

GAAP net loss per share	$(0.10)	$(0.26)	$(0.41)	$(0.82)
Amortization of intangibles	0.09	0.10	0.27	0.31
Impact of purchase accounting	0.01	0.01	0.02	0.04
Stock-based compensation expense	0.04	—	0.08	0.01
Other	—	0.03	0.02	0.19
Aggregate adjustment for income taxes	(0.05)	(0.05)	(0.15)	(0.21)
Non-GAAP net loss per share *	$(0.02)	$(0.18)	$(0.17)	$(0.48)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(7,718)	$(18,528)	$(31,396)	$(57,482)
Interest and other, net	(1,107)	5,724	(2,323)	6,239
Income tax benefit	(6,018)	(12,041)	(20,171)	(32,281)
Depreciation and amortization	9,826	9,982	29,248	30,703
Stock-based compensation expense	3,024	214	6,389	628
Impact of purchase accounting	221	692	663	2,077
Other	—	1,847	1,164	13,249
Adjusted EBITDA	$(1,772)	$(12,110)	$(16,426)	$(36,867)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of October 28, 2016 represented approximately 86.8% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. Dell also has provided us with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. As discussed above, beginning in the third quarter of fiscal 2016, the costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements - Note 8—Related Party Transactions” in our condensed consolidated financial statements included elsewhere in this report.

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Condensed Consolidated Financial Statements - Note 7—Income and Other Taxes” in our condensed consolidated financial statements included elsewhere in this report.

As a subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions” in our condensed consolidated financial statements included elsewhere in this report.

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

As a result of the matters discussed above, our historical financial statements and the related financial information presented in this management’s discussion and analysis do not purport to reflect what our results of operations, financial position or cash flows would have been if we had operated as a stand-alone public company during the periods presented. The accompanying Condensed Consolidated Statements of Financial Position and the notes to our Condensed Consolidated Financial Statements included elsewhere in this report have been derived from the accounting records of Dell and us, and required the use of estimates and assumptions. Effective August 1, 2015, assets and liabilities supporting our business were contributed by Dell to us where necessary. As our historical statements of financial position reflect parent company equity, they are not comparable to the opening balance sheet of the stand-alone public company after our IPO. For a description of the basis of presentation and an understanding of the limitations of the financial statements, see “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our condensed consolidated financial statements included elsewhere in this report.

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $99.6 million from the sale of shares of Class A common stock, net of $12.4 million of underwriting discounts and commissions and unpaid offering expenses payable by us.

Out-of-Period Adjustments

The financial statements presented for the three and nine months ended October 30, 2015 include adjustments to correct errors related to the period ended January 30, 2015. For the three months ended October 30, 2015, the out-of-period adjustments decreased loss before taxes and net loss by approximately $0.5 million and $0.3 million, respectively. For the nine months ended October 30, 2015, the out-of-period adjustments increased loss before taxes and net loss by approximately $2.7 million and $1.8 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from the previous year not recorded. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2016 period is not material to the financial statements presented, we recorded the correction of these errors in its fiscal 2016 financial statements. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.

Components of Results of Operations

Revenue

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. To accomplish our mission objective, we offer managed security solutions and threat intelligence solutions, which are sold on a subscription basis, and various professional services, including security and risk consulting and incident response solutions. Our managed security clients purchase solutions pursuant to subscription contracts with initial terms that typically range from one to three years and, as of October 28, 2016, averaged two years in duration. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to these contracts is recognized as services are performed.

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

Income Tax Expense (Benefit)

Our effective tax rate was 43.8% and 39.4% for the three months ended October 28, 2016 and October 30, 2015, respectively. The increase was primarily attributable to the recognition of additional tax benefits relating to research and development tax credits during the third quarter of fiscal 2017. Our effective tax rate was 39.1% and 36.0% for the nine months ended October 28, 2016 and October 30, 2015, respectively. The increase was primarily attributable to a change in the mix of geographic losses as well as the recognition of tax benefits relating to research and development tax credits. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. For the historical periods presented, we filed a U.S. federal return on a consolidated basis with Dell. Following the completion of our IPO, we expect to continue filing a consolidated U.S. federal return with Dell until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and us that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes" in our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following tables summarize our key performance indicators for the three and nine months ended October 28, 2016 and October 30, 2015.

	Three Months Ended
	October 28, 2016			October 30, 2015
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$107,108	100.0%	21.5%	$88,187	100.0%
Cost of revenue	$53,637	50.1%	18.0%	$45,465	51.6%
Total gross margin	$53,471	49.9%	25.2%	$42,722	48.4%
Operating expenses	$68,314	63.8%	1.1%	$67,567	76.6%
Operating loss	$(14,843)	(13.9)%	(40.3)%	$(24,845)	(28.2)%
Net loss	$(7,718)	(7.2)%	(58.3)%	$(18,528)	(21.0)%

Other Financial Information (1)
Non-GAAP net revenue	$107,329	100.0%	20.8%	$88,879	100.0%
Non-GAAP cost of revenue	$50,020	46.6%	19.1%	$42,014	47.3%
Non-GAAP gross margin	$57,309	53.4%	22.3%	$46,865	52.7%
Non-GAAP operating expenses	$61,683	57.5%	(0.1)%	$61,753	69.5%
Non-GAAP operating loss	$(4,374)	(4.1)%	(70.6)%	$(14,888)	(16.8)%
Non-GAAP net loss	$(1,239)	(1.2)%	(90.0)%	$(12,380)	(13.9)%
Adjusted EBITDA	$(1,772)	(1.7)%	(85.4)%	$(12,110)	(13.6)%

	Nine Months Ended
	October 28, 2016			October 30, 2015
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$310,554	100.0%	26.5%	$245,441	100.0%
Cost of revenue	$156,393	50.4%	16.6%	$134,178	54.7%
Total gross margin	$154,161	49.6%	38.6%	$111,263	45.3%
Operating expenses	$208,051	67.0%	6.8%	$194,787	79.4%
Operating loss	$(53,890)	(17.4)%	(35.5)%	$(83,524)	(34.0)%
Net loss	$(31,396)	(10.1)%	(45.4)%	$(57,482)	(23.4)%

Other Financial Information (1)
Non-GAAP revenue	$311,217	100.0%	25.7%	$247,518	100.0%
Non-GAAP gross margin	$165,612	53.2%	28.8%	$128,560	51.9%
Non-GAAP operating expenses	$189,613	60.9%	9.0%	$173,954	70.3%
Non-GAAP operating loss	$(24,001)	(7.7)%	(47.1)%	$(45,394)	(18.3)%
Non-GAAP net loss	$(12,916)	(4.2)%	(61.9)%	$(33,934)	(13.7)%
Adjusted EBITDA	$(16,426)	(5.3)%	(55.4)%	$(36,867)	(14.9)%
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

Three and nine months ended October 28, 2016 compared to the three and nine months ended October 30, 2015

Revenue

Net revenue, which we refer to as revenue, increased $18.9 million, or 21.5%, for the three months ended October 28, 2016, and $65.1 million, or 26.5%, for the nine months ended October 28, 2016. These increases resulted mainly from revenue from subscription-based solutions, as revenue attributable to these solutions increased $15.2 million and $53.4 million for the three and nine months ended October 28, 2016, respectively. The number of clients subscribing to such solutions grew approximately 5% from October 30, 2015, while existing clients continued to increase their purchases of our solutions. Beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Such services totaled approximately $5.9 million and $15.8 million for the three and nine months ended October 28, 2016, respectively, and $3.0 million for the three months ended October 30, 2015. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements - Note 8 - Related Party Transactions" in our condensed consolidated financial statements included elsewhere in this report.

Revenue on a GAAP basis includes purchase accounting adjustments related to deferred revenue for the acquisition of Dell by Dell Technologies. On a non-GAAP basis, excluding these purchase accounting adjustments, revenue increased $18.5 million, or 20.8%, for the three months ended October 28, 2016, and $63.7 million, or 25.7%, for the nine months ended October 28, 2016.
Gross Margin
Our total gross margin increased $10.7 million, or 25.2%, for the three months ended October 28, 2016, and $42.9 million, or 38.6%, for the nine months ended October 28, 2016. These increases were mainly due to an increase in revenue during the current periods. The gross margin percentage increased 150 basis points to 49.9% for the three months ended October 28, 2016, and 430 basis points to 49.6% for the nine months ended October 28, 2016. The increase in GAAP gross margin percentage was mainly driven by the continued efficiencies in our delivery model, as we benefit from technology and scale.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $10.4 million, or 22.3%, for the three months ended October 28, 2016, and $37.1 million, or 28.8%, for the nine months ended October 28, 2016.

Operating Expenses
The following table presents information regarding our operating expenses during the three and nine months ended October 28, 2016 and October 30, 2015.

	Three Months Ended
	October 28, 2016			October 30, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,181	11.4%	(0.4)%	$12,230	13.9%
Sales and marketing	26,424	24.7%	(2.5)%	27,109	30.7%
General and administrative	29,709	27.7%	5.2%	28,228	32.0%
Total operating expenses	$68,314	63.8%	1.1%	$67,567	76.6%

Other Financial Information
Non-GAAP research and development	$11,489	10.7%	(5.5)%	$12,160	13.7%
Non-GAAP sales and marketing	26,061	24.3%	(3.9)%	27,109	30.5%
Non-GAAP general and administrative	24,133	22.5%	7.3%	22,484	25.3%
Non-GAAP operating expenses (1)	$61,683	57.5%	(0.1)%	$61,753	69.5%

	Nine Months Ended
	October 28, 2016			October 30, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$38,625	12.4%	5.2%	$36,703	15.0%
Sales and marketing	82,559	26.6%	8.7%	75,924	30.9%
General and administrative	86,867	28.0%	5.7%	82,160	33.5%
Total operating expenses	$208,051	67.0%	6.8%	$194,787	79.4%

Other Financial Information
Non-GAAP research and development	$37,163	11.9%	1.8%	$36,497	14.7%
Non-GAAP sales and marketing	81,791	26.3%	7.7%	75,924	30.7%
Non-GAAP general and administrative	70,659	22.7%	14.8%	61,533	24.9%
Non-GAAP operating expenses (1)	$189,613	60.9%	9.0%	$173,954	70.3%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses decreased $49 thousand, or 0.4%, for the three months ended October 28, 2016, and increased $1.9 million, or 5.2%, for the nine months ended October 28, 2016. The increase for the current nine month period was primarily attributable to costs incurred in augmenting our R&D staff. As a percentage of revenue, R&D expenses decreased 250 basis points to 11.4% and 260 basis points to 12.4% for the three and nine months ended October 28, 2016, respectively. On a non-GAAP basis, excluding stock-based compensation expense, R&D expenses as a percentage of revenue decreased 300 basis points to 10.7% and 280 basis points to 11.9% for the three and nine months ended October 28, 2016, respectively.

Sales and Marketing Expenses. S&M expenses decreased $0.7 million, or 2.5%, for the three months ended October 28, 2016, and increased $6.6 million, or 8.7%, for the nine months ended October 28, 2016. The increase for the current nine month period was mainly due to an increase in compensation-related expenses related to investment in sales and support personnel. As a percentage of revenue, S&M expenses decreased 600 basis points to 24.7% and 430 basis points to 26.6% for the three and nine months ended October 28, 2016, respectively. On a non-GAAP basis, excluding stock-based compensation expense, S&M expenses as a percentage of revenue decreased 620 basis points to 24.3% and decreased 440 basis points to 26.3% for the three and nine months ended October 28, 2016, respectively.

General and Administrative Expenses. G&A expenses increased $1.5 million, or 5.2%, for the three months ended October 28, 2016, and $4.7 million, or 5.7%, for the nine months ended October 28, 2016. The increases primarily reflected the costs of an increase in administrative functions to operate on a stand-alone basis and as a publicly-traded company. As a percentage of revenue, G&A expenses decreased 430 basis points to 27.7% and 550 basis points to 28.0% for the three and nine months ended October 28, 2016, respectively. These decreases resulted from increased revenue from subscription-based solutions, partially offset by investments in personnel.

G&A expenses on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, G&A expenses as a percentage of revenue decreased 280 basis points to 22.5% and 220 basis points to 22.7% for the three and nine months ended October 28, 2016, respectively.

Operating Loss
Our GAAP operating loss decreased $10.0 million, or 40.3% for the three months ended October 28, 2016, and $29.6 million, or 35.5%, for the nine months ended October 28, 2016. As a percentage of revenue, our operating loss decreased to 13.9% and 17.4% for the three and nine months ended October 28, 2016, respectively.

Operating loss on a GAAP basis includes amortization of intangible assets purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our operating loss as a percentage of revenue decreased to 4.1% and 7.7% for the three and nine months ended October 28, 2016, respectively.

Overall, these decreases in both GAAP and non-GAAP operating loss were driven by increased revenue and gross margin, which partially offset increases in operating expenses, as we continued to invest in our business by adding sales, support, and research and development personnel and establish administrative functions as a stand-alone public company. As a percentage of total revenue, the decreases in both GAAP and non-GAAP operating loss during the three and nine months ended October 28, 2016 were largely due to decreases in operating expense percentages, as increased revenue partially offset our continued strategic investments in the business.
Net Loss
Our net loss decreased $10.8 million, or 58.3%, for the three months ended October 28, 2016, and $26.1 million, or 45.4%, for the nine months ended October 28, 2016. Excluding the impact of purchase accounting adjustments, amortization of intangible assets and stock-based compensation expense, net loss on a non-GAAP basis decreased $11.1 million, or 90.0%, for the three months ended October 28, 2016, and $21.0 million, or 61.9%, for the nine months ended October 28, 2016. Overall, these decreases were due to the decreases in operating loss as discussed above.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
Following our IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as described below. Before the completion of our IPO, we had operated as a wholly-owned subsidiary of Dell Inc. We believe that our cash on hand, which includes the net proceeds from our IPO, and our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, and the continuing market acceptance of our solutions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our existing $30 million revolving credit facility from Dell, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	October 28, 2016	January 29, 2016
	(in thousands)

Cash and cash equivalents	$110,835	$33,422
Accounts receivable, net	$110,395	$116,357

At October 28, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $110.8 million and accounts receivable of $110.4 million. Our cash and cash equivalents balance at October 28, 2016 consisted primarily of the net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 49% of our recurring revenue in advance and approximately 51% on either a monthly or a quarterly basis. Invoiced accounts receivable are usually collected over a period of 30 to 90 days. As of October 28, 2016, our accounts receivable, net was $110.4 million, compared to $116.4 million as of January 29, 2016. The decrease in accounts receivable, net was primarily due to collection of large annually billed contracts. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. As of October 28, 2016 and January 29, 2016, the allowance for doubtful accounts was $5.5 million and $4.5 million, respectively. The increase in the allowance for doubtful accounts was due to growth in revenues and the resulting impact of longer-aged receivables. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., our wholly-owned subsidiary, entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we obtained a $30 million senior unsecured revolving credit facility. This facility is available for one year beginning April 21, 2016. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the revolving credit facility as of October 28, 2016.

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

Cash Flows

Our Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2015 were derived from the accounting records of Dell and our company. For periods prior to the third quarter of fiscal 2016, Dell funded our operating and investing activities as needed and transferred our excess cash at its discretion. These cash transfers are reflected as a component of stockholders' equity within the Condensed Consolidated Statements of Financial Position, and, accordingly, are classified as a change in cash from financing activities in our Condensed Consolidated Statements of Cash Flows.

Because we did not manage working capital independently from Dell in the prior fiscal year, the summary of our statements of cash flows does not purport to reflect what our cash flows would have been if we had operated as a stand-alone public company during the nine months ended October 30, 2015.

	Nine Months Ended
	October 28, 2016	October 30, 2015
	(in thousands)
Net change in cash from:
Operating activities	$(18,674)	$(6,195)
Investing activities	(13,285)	(7,007)
Financing activities	109,372	45,984
Change in cash and cash equivalents	$77,413	$32,782

•
Operating Activities — Cash used by operating activities totaled $18.7 million and $6.2 million for the nine months ended October 28, 2016 and October 30, 2015, respectively. The decline in operating cash flows was mainly due to our due to/from parent and payouts under the annual corporate bonus plan. Our due to/from parent is a use of cash for the nine months ended October 28, 2016, because during this period our receivable from Dell increased by 20.0 million more than the increase in our payable to Dell.

We began the year with a net payable to Dell of $22.0 million, which primarily represented amounts directly paid by Dell on our behalf to our vendors for payables and purchase orders that were outstanding as of August 1, 2015, the effective date of our agreements with Dell governing the commercial arrangements between our two companies. In addition, on a continuing basis, we incur liabilities to Dell for charges under the various commercial agreements in place as discussed above, and for costs Dell continues to pay directly on our behalf, such as the cost of SecureWorks employee benefits provided for under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell.
As of October 28, 2016, the amount due to Dell had declined to approximately $1.7 million. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell and will continue doing so on a quarterly basis. We expect that our future transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us.

•
Investing Activities — Cash used in investing activities totaled $13.3 million and $7.0 million for the nine months ended October 28, 2016 and October 30, 2015, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure.

•
Financing Activities — Cash flows from financing activities totaled $109.4 million and $46.0 million for the nine months ended October 28, 2016 and October 30, 2015, respectively. Financing activities for the nine months ended October 28, 2016 included $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016. Financing activities for the nine months ended October 30, 2015 consisted entirely of cash transfers from Dell.

Off-Balance Sheet Arrangements

As of October 28, 2016, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Critical Accounting Policies
The unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in accordance with GAAP for interim financial information and the requirements of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All inter-company accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
See "Notes to Condensed Consolidated Financial Statements - Note 1—Description of the Business and Basis of Presentation" in our condensed consolidated financial statements included elsewhere in this report for a description of recently issued accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 28, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The offering commenced on April 21, 2016 and closed on April 27, 2016. All of the shares registered pursuant to the registration statement, other than the 1,200,000 shares of our Class A common stock underlying the underwriters’ over-allotment option, were sold at an aggregate offering price of $112.0 million. The underwriters’ over-allotment option was not exercised and expired on May 21, 2016. We received net proceeds of approximately $99.6 million after deducting underwriting discounts and commissions of approximately $7.8 million and other estimated unpaid offering expenses of approximately $4.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of either class of our common stock or to their associates, or to our affiliates. Pending their use in our business, we have temporarily invested the net offering proceeds in money market funds. As of October 28, 2016, approximately $84.3 million of such proceeds were invested. There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the SEC on April 22, 2016.

Item 6. Exhibits

SecureWorks hereby files or incorporates by reference into this report the following exhibits:

Exhibit No.	Description
10.1
SecureWorks Corp. (the "Company") Amended and Restated Severance Pay Plan for Executive Employees. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-37748) filed on September 6, 2016.

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
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: December 7, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1
SecureWorks Corp. (the "Company") Amended and Restated Severance Pay Plan for Executive Employees. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-37748) filed on September 6, 2016.

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