Form 10-K
period 2017-02-03
SecureWorks Corp
filed 2017-03-29
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-37748

SecureWorks Corp.
(Exact name of registrant as specified in its charter)

Delaware	56-2015395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Concourse Parkway NE Suite 500, Atlanta, Georgia 30328
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (404)327-6339
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock held by non-affiliates as of July 29, 2016, the last day of the registrant's most recently completed second fiscal quarter, was $144.3 million.

As of March 27, 2017, there were 80,566,149 shares of the registrant's common stock outstanding, consisting of 10,566,149 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2017. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I – Item 1A – Risk Factors” and in our other periodic and current reports filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Except where the context otherwise requires or where otherwise indicated, all references in this report to “SecureWorks,” “we.” “us,” “our” and “our company” refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, and all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2017 fiscal year ended on February 3, 2017, our 2016 fiscal year ended on January 29, 2016 and our 2015 fiscal year ended on January 30, 2015.

Part I

Item 1. Business

Our Mission

Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions.

Overview

We are a leading global provider of intelligence-driven information security solutions singularly focused on helping to protect our clients from cyber attacks. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our clients to address specific security issues and by providing supplemental solutions where gaps exist in our clients' defenses.

We have pioneered an integrated approach that delivers a broad portfolio of information security solutions to organizations of varying size and complexity. Our flexible and scalable solutions support the evolving needs of the largest, most sophisticated enterprises staffed with in-house security experts, as well as small and medium-sized businesses and government agencies with limited in-house capabilities and resources.

Our solutions enable organizations to:

•	fortify their cyber defenses to prevent security breaches,

•	detect malicious activity,

•	prioritize and respond rapidly to security breaches, and

•	predict emerging threats.
The solutions leverage our proprietary technologies, processes and extensive expertise in the information security industry which we have developed over more than 17 years of operations.

As of February 3, 2017, we served approximately 4,400 clients across 61 countries. Our success in serving our clients has resulted in consistent recognition of our company as a market leader in managed security services by leading industry research firms.

We generate approximately 80% of our revenue from our managed security and threat intelligence solutions through subscription-based arrangements, which provide us with a predictable and recurring revenue stream, and approximately 20% of our revenue from our security and risk consulting engagements primarily through fixed-price and retainer-based contracts.

Corporate Information

We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.

The predecessor company of SecureWorks was originally formed as a limited liability company in Georgia in March 1999, and SecureWorks was incorporated in Georgia in May 2009. In February 2011, SecureWorks was acquired by Dell Inc. In November 2015, our company reincorporated from Georgia to Delaware and, in connection with the reincorporation, changed its name from SecureWorks Holding Corporation to SecureWorks Corp. On April 27, 2016, SecureWorks completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of February 3, 2017 represented approximately 86.9% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

We maintain a corporate Internet website at www.secureworks.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the Securities and Exchange Commission. Information appearing on, or that can be accessed through, our website is not a part of this report.

Industry Background

Increasing cybersecurity challenges have created a large and fragmented market for IT security products and services.

We believe that many organizations that use the information technology, or IT, security products and services available in the market remain vulnerable to cyber attacks because they rely on a collection of uncoordinated “point” products that address specific security issues but fall short in identifying and defending against next-generation cyber threats.

Organizations of all sizes are using new information technologies to make their businesses more productive and effective.

Modern IT infrastructures are growing in complexity and often include a combination of on-premises, cloud and hybrid environments. In addition, the adoption of mobile computing allows access to critical business information from various devices and locations. The widespread adoption of these advanced IT architectures, along with the rapid growth of connected devices and new ways of delivering IT services, enables organizations to benefit from business applications that are more powerful and easier to deploy, use and maintain.

This rapidly evolving IT environment is increasingly vulnerable to frequent and sophisticated cyber attacks.

The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for businesses to protect their critical business assets from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors.

Cyber attacks have evolved from computer viruses written by amateur hackers into highly complex and targeted attacks led by highly skilled adversaries intent on stealing information or causing financial and reputational damage.

The economic and reputational impact of attacks, coupled with growing regulatory burdens, makes cybersecurity defense increasingly a priority for senior management and boards of directors.

In the wake of numerous high-profile data breaches, organizations are increasingly aware of the financial and reputational risks associated with IT security vulnerabilities. We believe that the cybersecurity programs of most organizations do not rival the persistence, tactical skill and technological prowess of today’s cyber adversaries. As a result, cyber attacks are successfully breaching organizations’ networks. Security breaches can be highly public and result in reputational damage and legal liability as well as large losses in productivity and revenue. Many organizations are particularly concerned about attacks that attempt to misappropriate sensitive and valuable business information. Adding to the urgency of the IT security challenge, new regulations and industry-specific compliance requirements direct organizations to design, implement, document and demonstrate controls and processes to maintain the integrity and confidentiality of information transmitted and stored on their systems.

The traditional cybersecurity approach of using numerous point products often fails to detect threats and block attacks.

Information systems at many organizations are vulnerable to breach because they rely on a collection of uncoordinated point security products that address security risks in a piecemeal fashion rather than in a proactive and coordinated manner. An effective cyber defense strategy requires the coordinated deployment of multiple products and services tailored to an organization’s specific security needs. Point products, however, primarily address security issues in a reactive manner by employing passive auditing or basic blocking techniques, and often lack the integration and intelligent monitoring capabilities and management within a common framework necessary to provide effective information security throughout an organization.

Identifying and hiring qualified security professionals is a significant challenge for many organizations.

The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring and retaining qualified information security professionals.

As a result, organizations engage information security services vendors to integrate, monitor and manage their point products to enhance their defense against cyber threats.

Because many organizations cannot adequately protect their networks from cyber threats, they are augmenting their IT security strategies to include information security services. By using these services, organizations seek to decrease their vulnerability to security breaches, increase the effectiveness of their existing investments in security products and free their own IT staff to focus on other responsibilities.

Traditional information security services vendors, however, often fail to satisfy the IT security needs of organizations, causing many of them to seek the advantages of our solutions.

Many organizations lack sufficient internal cybersecurity expertise to keep pace with the rapidly evolving threat landscape. As a result, these organizations engage the support of information security services providers as part of their IT security strategy. However, traditional information security services offered by telecommunications providers, security product vendors, large IT outsourcing firms and small regional providers often lack a broad perspective on the threat landscape, are unable to scale their services to match organizations’ data processing requirements, fail to provide actionable security information, focus only on a subset of organizations’ security needs or have limited deployment options. Our intelligence-driven information security solutions, as described below, offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. We believe that our singular focus on providing a comprehensive portfolio of information security solutions makes us a trusted advisor and an attractive partner for our clients. This focus enables us to pursue a go-to-market strategy that addresses the diverse needs of our clients around the world. Our vendor-neutral approach enables our clients to enhance their evolving IT security infrastructure, appliances and best of breed technologies with our solutions and capabilities, which provide our clients with both a comprehensive and highly-effective security defense posture.

Our Solutions

Our Counter Threat PlatformTM constitutes the core of our intelligence-driven information security solutions and provides our clients with a powerful integrated perspective regarding their network environments and security threats. Our integrated suite of solutions includes:

▪	Managed security, through which we provide our clients global visibility and insight into malicious activity in their network environments and enable them to detect and remediate threats effectively.

▪	Threat intelligence, through which we provide early warnings of vulnerabilities and threats and provide actionable security intelligence intended to address these problems.

▪
Security and risk consulting, through which we advise our clients on a variety of information security and risk-related matters, such as how to design and build strategic security programs, assess and test security capabilities and meet regulatory compliance requirements.

▪	Incident response, through which we help our clients rapidly analyze, contain and remediate security breaches to minimize the duration and impact.

Our clients may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our large team of skilled security experts.

The key capabilities of our solutions currently include:

Global Visibility. We have global visibility into the cyber threat landscape through our approximately 4,400 subscription-based clients across 61 countries. We are able to gain near real time insights that enable us to predict, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or relating to a particular industry and proactively leverage this threat intelligence to protect other clients against these threats.

Scalable Platform with Powerful Network Effects. Our proprietary Counter Threat Platform features a multi-tenant, distributed architecture that enables our software to scale and to provide faster performance while efficiently utilizing its underlying infrastructure. The platform analyzes as many as 230 billion events daily from across our global client base to provide near real time risk assessment and rapid response. It is highly automated and processes an increasing percentage of events—over 99.9%—without the need for human intervention. As our client base increases, our platform is able to analyze more events, and the intelligence derived from these additional events makes the platform more effective. This in turn drives broader client adoption and enhances the value of the solutions to both new and existing clients.

Contextual and Predictive Threat Intelligence. Our proprietary and purpose-built technology analyzes and correlates billions of events using advanced analytical tools and sophisticated algorithms to generate threat intelligence. This intelligence is augmented by our Counter Threat UnitTM research team, which conducts research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our clients. Applying this intelligence across our solutions portfolio provides clients with deeper insights and enriched context regarding tactics, techniques and procedures employed by those threat actors.

Integrated, Vendor-Neutral Approach. Our solutions are designed to monitor alerts, logs and other messages across multiple stages of the threat lifecycle by integrating a wide array of proprietary and third-party security products. This vendor-neutral approach allows us to aggregate events from a wide range of security and network devices, applications and endpoints to enhance our understanding of clients’ networks and increase the effectiveness of our monitoring solutions.

Flexible Solution and Delivery Options. Our intelligence-driven information security solutions are purpose-built to serve a broad array of evolving client needs, regardless of a client’s size or the complexity of its security infrastructure. Our clients may subscribe to any combination of our solutions and also choose how much control they will maintain over their IT security infrastructure by selecting among our fully managed, co-managed or monitored delivery options. Our flexible approach enables clients to tailor our solutions to reduce large and risky investments and costly implementations and to ensure quick and easy deployment.

Our Competitive Strengths

We believe that the following key competitive advantages will allow us to maintain and extend our leadership position in providing intelligence-driven information security solutions:

A Leader in Intelligence-Driven Information Security Solutions. We are a global leader in providing intelligence-driven information security solutions and believe we have become a mission-critical vendor to many of the large enterprises, small and medium-sized businesses and U.S. state and local government agencies we serve. Our position as a technology and market leader enhances our brand and positions us as a comprehensive solution.

Purpose-Built, Proprietary Technology. At the core of our solutions is the Counter Threat Platform, a proprietary technology platform we have developed during our 17 years of operations. This platform collects, correlates and analyzes billions of daily events and data points, and generates enriched security intelligence on threat actor groups and global threat indicators.

Specialist Focus and Expertise. We have built our company, technology and culture with a singular focus on protecting our clients by delivering intelligence-driven information security solutions. We believe this continued focus reinforces our differentiation from other information security services vendors, including telecommunications and network providers, IT security product companies, and local and regional information security solutions providers.

Strong Team Culture. At our company, the fight against sophisticated and malicious cybersecurity threats is a personal one, and we take great pride in helping our clients protect their critical business data and processes. We dedicate significant resources to ensure that our culture and brand reflect our focus on protecting our clients.

Seasoned Management Team and Extensive IT Security Expertise. We have a highly experienced and tenured management team with extensive IT security expertise and a record of developing successful new technologies and solutions to help protect our clients.

Our Growth Strategy

Our goal is to be the global leader of intelligence-driven information security solutions. To pursue our strategy, we seek to:

Maintain and extend our technology leadership: We intend to enhance our leading intelligence-driven integrated suite of solutions by adding complementary solutions that strengthen the security posture of our clients, such as security solutions for cloud-based environments. We intend to meet this goal by continuing to invest in research and development, increasing our global threat research capabilities and hiring personnel with extensive IT security expertise.

Expand and diversify our client base: We intend to continue to expand and diversify our client base, both domestically and internationally, by investing in our direct sales force, further developing our strategic and distribution relationships, pursuing opportunities across a broad range of industries and creating new cloud-based solutions. We also intend to continue increasing our geographic footprint to further enhance our deep insight into the global threat landscape and our ability to deliver comprehensive threat intelligence to our clients.

Deepen our existing client relationships: We intend to continue leveraging the strong client relationships and high client satisfaction from across our client base to sell additional solutions to existing clients. We will continue to invest in our account management, marketing initiatives and client support programs in seeking to achieve high client renewal rates, help clients realize greater value from their existing solutions and encourage them to expand their use of our solutions over time.

Attract and retain top talent: Our technology leadership, brand, exclusive focus on information security, client-first culture and robust training and development program have enabled us to attract and retain highly talented professionals with a passion for building a career in the information security industry. We will continue to invest in attracting and retaining top talent to support and enhance our information security offerings.

Our Clients

As of February 3, 2017, we had approximately 4,400 subscription-based clients across 61 countries, including 39% of the companies in the Fortune 100 for 2016 and 29% of the companies in the Fortune 1,000 for 2016. Historically, approximately half of our professional services clients have also subscribed to our managed security solutions. Our largest client, Bank of America, N.A., accounted for less than 10% of our revenue in each of fiscal 2017 and fiscal 2016 and approximately12% of our revenue in fiscal 2015. No other client accounted for 10% or more of our annual revenue in any of our last three fiscal years.

We serve clients in a broad range of industries, including the financial, manufacturing, technology, retail, insurance, utility and healthcare sectors. In fiscal 2017, financial services and manufacturing clients accounted for 30.6% and 18.2%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2017 revenue.

International revenues, which we define as being contracted through non-U.S. entities, comprised approximately 13% in fiscal 2017 and 12% in both fiscal 2016 and fiscal 2015 of our total revenue. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 9—Selected Financial Information" in our consolidated financial statements included in this report.

Our Technology Platform

We utilize the key components of our infrastructure described below to deliver our intelligence-driven information solutions to our clients.

Counter Threat Platform

Our proprietary Counter Threat Platform was purpose-built to be the foundation of our information security solutions. It has a multi-tenant, distributed architecture that enables our software to run on a single platform while providing simultaneous access to multiple users. The platform collects, aggregates, correlates and analyzes billions of daily events (currently as many as 230 billion per day) from our extensive client base, and uses sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. The timely analysis and routing of this security information enables our solutions to assess risk in near real time and allows us to report rapidly to our clients worldwide. The platform is highly flexible, permitting us to tailor our solutions to a client’s unique environment, and can be configured to identify specific security events of interest to a particular client. Our platform was designed to be vendor-neutral. As a result, it can aggregate events from a wide range of security and network devices, applications and endpoints.

The platform leverages our intelligence gained over 17 years of processing and handling events to provide insight into how attacks are initiated and spread across our clients’ networks. The platform also applies security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging threat actors and new attack tactics, and develops countermeasures that we apply to the platform to enable our clients proactively to prevent and detect compromises of their security. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables our security analysts to proactively alert clients, apply protections and respond quickly with appropriate context. The more security events we see, the more accurate our protections are and the more accurately we can respond.

The Counter Threat Platform is supported by the following proprietary technologies:

•
Counter Threat Appliance. Our Counter Threat Appliance performs several of the important functions of the Counter Threat Platform. The Counter Threat Appliance is a physical or virtual appliance deployed in a client’s data center, branch office or cloud environment, or our own data center. This technology supports a wide range of security and network devices, applications and endpoints to collect information on the client environment, perform analytics and report to our counter threat operations centers. The Counter Threat Appliance establishes secure non-intrusive communications to transmit data back to our data centers, where the Counter Threat Platform enriches data with our intelligence based on our intimate knowledge of threats and client specific intelligence to detect security incidents.

•
Foresee. Foresee, our behavioral and self-learning technology, identifies malicious events through the use of machine learning algorithms to determine the probability and confidence that a particular event or a collection of events is malicious. Foresee learns which events are malicious or non-malicious based on ongoing feedback from our certified security analysts and applies machine-learning analysis techniques for the discovery of previously unknown threats.

•
Multi-Purpose Logic Engine. Our Multi-Purpose Logic Engine is an analytics engine that leverages our broad visibility into the global threat environment and applied intelligence from the Counter Threat Unit to identify security incidents of interest. The engine intelligently analyzes billions of events into actionable information, providing valuable context to our security analysts to help inform their analysis of the security incidents and shorten the client’s response time.

•
Very Large Database. Our Very Large Database efficiently and cost-effectively collects, correlates, analyzes and stores billions of structured and unstructured data elements, which help us to identify new security threats, provide valuable context to our security analysts and clients and enable Counter Threat Unit researchers to perform historical threat analysis.

•
Threat Intelligence Management System, or TIMS. We manage structured and unstructured data in TIMS. TIMS collects, correlates and analyzes billions of data points to catalogue threat actors and generate threat indicators applied to the Counter Threat Platform and across our solutions. The data points are sourced from our managed security solutions, malware, social media, honeypots (or traps set to detect or counteract attempts at unauthorized use of information systems), open source intelligence, hunting and incident response engagements, strategic relationships and priority research.

•
Catalog for Artifact and Signal Extraction, or CASE. CASE is a repository and a set of tools for the dynamic analysis of malware to catalogue its behaviors and generate threat indicators. CASE feeds threat indicators identified from the analysis of malware into TIMS.

•
Attacker Database. Our Counter Threat Unit research team maintains a patented process for generating a proprietary Attacker Database that contains machine readable threat intelligence we apply to the Counter Threat Platform, iSensor, Red Cloak and third-party security controls.

•
Portal. Powered by integrated intelligence and analytics tools, the portal delivers near real time information to client executives, managers and security professionals and provides insights that help clients make better security decisions. It also facilitates near real time communication between clients and our security analysts, measures the effectiveness of a client’s security profile using asset-based and risk-weighted analyses, supports regulatory compliance requirements, links threat intelligence from our Counter Threat Unit and enables a visualization of point-in-time, comparative and historical security trends across multiple security metrics. Our portal is accessible via web and mobile applications as well as via client applications that leverage our application programming interfaces.

Counter Threat Operations Center Automation

We have developed several technologies integrated into the Counter Threat Platform to automate operations within our counter threat operations centers, where our security professionals identify, diagnose and respond to security information.

•
Threat Analysis Platform. We present threat information to our certified security analysts in a graphical user interface. This interface supports the delivery of high-quality security analysis of threats targeting or occurring within a client’s environment. Visualization enables our security analysts to detect patterns and to determine in near real time relationships of security incidents within a client environment and across our entire client base. Our security analysts have access to all data collected from client environments and human readable threat intelligence from our Counter Threat Unit to provide them with the context necessary to inform their analysis and to help them determine whether they should communicate information about a security incident to a client.

•
Ticket Management. Our ticket management system is based on Information Technology Infrastructure Library principles and delivers security monitoring and device management solutions to clients. A sophisticated and configurable workflow provides incident, change and problem management in a leveraged-service delivery model to enable our counter threat operations centers to handle a higher volume of work with consistent quality.

•
Management and Monitoring Tools. In order to effectively manage and monitor our infrastructure at client sites and our data centers, we rely on a suite of purpose-built software applications to facilitate the full lifecycle management of all software and configuration deployments and updates, efficient management and troubleshooting, and monitoring of the health and availability of devices.

Other Enabling Technologies

•
iSensor. Many of our clients use our proprietary network intrusion detection and prevention appliance, the iSensor. The iSensor eliminates malicious inbound and outbound traffic in near real time by performing in-line deep packet inspection (which is an examination of packet data as the data pass through the device for signs of malware, intrusions or other threats) and applying countermeasures from the Counter Threat Unit.

•
Red Cloak. Red Cloak, our endpoint threat detection software, allows us to apply our threat intelligence and advanced analytics to the endpoint to reduce the amount of time required to detect a compromise of security and reduce the effort required to respond. Red Cloak also allows us to develop strategic countermeasures that interdict tactics used by threat actors.

•
Third-Party Technologies. Our intelligence-driven information security solutions are designed to monitor alerts, logs and other messages across multiple stages of the threat lifecycle. In deploying these solutions, we integrate a wide array of proprietary and third-party security products. Our technology supports firewalls from market-leading vendors, including Cisco Systems, Inc., Palo Alto Networks, Inc., Check Point Software Technologies Ltd., Juniper Networks, Inc., Fortinet, Inc. and SonicWall. In addition, we also support intrusion prevention systems from vendors such as Intel Corp. (McAfee), and web application firewalls from vendors such as Imperva, Inc., F5 Networks, Inc. and Citrix Systems, Inc.

Further, we maintain alliance partnerships with key technology providers who deliver capabilities we see as valuable in keeping our clients secure. These partnerships involve technology licensing, joint technology development, integration, research cooperation, co-marketing and sell-through arrangements. Key technology partners include Qualys, Inc., Kenna Security, Inc., Cisco Systems, Inc. (Sourcefire), Lastline, Inc., TIBCO Software Inc. (LogLogic) and Bit9, Inc. (Carbon Black). The principal technologies we license from some of these providers provide us with the following capabilities we integrate into our solutions:

•	Qualys – vulnerability management

•	Kenna Security – vulnerability management

•	Cisco (Sourcefire) – network security

•	Lastline – malware detection and protection

•	TIBCO (LogLogic) – log management

•	Bit9 (Carbon Black) – endpoint security

We license the technologies under agreements that generally have terms ranging from one to five years, subject to renewal in most cases either upon notice of renewal or upon failure by us or the provider to give notice of termination to the other party. The provider generally may terminate any license upon advance notice to us of between 90 and 270 days. The technology partner license agreements generally provide for post-termination support, transition and wind-down periods that are intended to limit any disruption to our business that could result from a license termination. We generally are required under the agreements to make licensing payments in the form of fees or royalties at a discount off the list price, although some agreements also include volume or tiered pricing.

Our Offerings

We offer an integrated suite of intelligence-driven information security solutions. Our clients may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our large team of skilled security experts.

Managed Security

We offer a broad range of managed security solutions, including those highlighted below.

Security Monitoring. Security appliances, systems and servers generate extensive logs, alerts and other messages every day. This raw information must be continuously monitored, correlated and analyzed in order to identify security events of actual concern while generating a minimal number of falsely positive results. Our security monitoring solution collects, correlates and analyzes logs, alerts and other messages generated by most leading security technologies and critical information assets, on a 24/7 basis, to identify anomalies and respond to threats in near real time. This solution functions either on a stand-alone basis or in concert with client-owned security information and event management platforms.

Advanced Malware Protection and Detection. Our advanced malware protection and detection solution, or AMPD, provides a layer of defense against emerging zero-day threats for enterprise and medium-sized organizations. AMPD uses next-generation sandboxing technology with full-system emulation to execute and analyze malware within a controlled environment, and draws on our threat intelligence data pool and our expert threat analysis teams. AMPD’s combination of deep intelligence capabilities developed by the Counter Threat Unit and advanced technology permits our clients to see, rapidly analyze and accurately diagnose previously unknown malware, and to obtain focused guidance that expedites threat remediation.

Advanced Endpoint Threat Detection. Advanced endpoint threat detection, or AETD, improves situational awareness and visibility through proprietary endpoint intelligence developed by the Counter Threat Unit. AETD is a fully managed security solution that monitors the state of endpoints, which include Windows servers, laptops and desktops, for threat indicators, investigates events to determine their severity, accuracy and context, and quickly escalates critical events to the client’s attention indicating that an endpoint may be compromised.

Firewall and Next-Generation Firewall Solutions. Firewalls provide critical information necessary to identify and evaluate security events. We provide an array of firewall solutions ranging from the collection, organization and reporting of firewall information to the full management of a client’s firewall by our security analysts, including rule-set changes and overall configuration of the device for optimal performance. Our experts hold certifications from leading vendors and have significant experience with the relevant technologies, enabling us to provide solutions to support market-leading vendors in various types of environments. Our firewall management solutions ease the adoption of next-generation firewall technology through policy-based control over applications, users and content, device provisioning and deployment and enable clients to respond immediately to security events.

Managed Web Application Firewall Solutions. Web application firewalls are designed specifically to protect applications that deliver critical services via Internet web protocols. These firewalls block certain connections while permitting others based on the configuration of the firewall in order to ensure that only legitimate traffic reaches protected applications. Web application firewalls are increasingly utilized to address various compliance mandates, including the Payment Card Industry Data Security Standard, or PCI DSS. Our managed web application firewall solution assists clients with the end-to-end management of these complex devices, from initial configuration and periodic policy changes to patching, updating and full-time monitoring of system health and performance.

Managed Network Intrusion Detection System, or IDS, and Intrusion Prevention System, or IPS, Solutions. IDS and IPS technologies can provide a highly effective layer of security. We provide a wide range of solutions to enable our clients to realize the benefits from these technologies, and effectively identify threats faster. Our solutions include security monitoring, performance and availability management, device upgrades and patch management, policy and signature management, integration of Counter Threat Unit intelligence and use of our proprietary iSensor device. We manage leading vendors’ IDS and IPS products as well as our iSensor.

Vulnerability Management. Our Vulnerability Management solution, which is fully managed and maintained by a dedicated vulnerability management team, encompasses the two solutions described below.

•
Managed Vulnerability Scanning. A vulnerability scan is designed to alert an organization to potential exposures and vulnerabilities in its network. As part of our solution, we perform internal and external scan audits across network devices, servers, databases and other assets in on-premises and cloud environments.

•
Managed Web Application Scanning. Applications that deliver services via the web are the lifeblood of business-to-business and business-to-consumer e-commerce. A vulnerability scan can alert an organization to potential exposures and weaknesses in these web-based applications before a threat actor exploits those weaknesses. Our managed web application scanning solution performs deep and accurate scans of web applications that are hosted on client premises or in cloud environments. These scans search for vulnerabilities specific to the web protocols that are foundational to web applications. Our solution also supports the ability to log into web applications and discover vulnerabilities that may lie behind the login page.

Log Retention Solutions. We offer comprehensive log aggregation, retention, searching and reporting solutions. Log retention enables our clients to satisfy various compliance obligations, which require full log retention from critical IT systems to ensure the integrity of confidential data, and to conduct forensic investigations. Our log retention solution provides support for a wide range of sources, allowing the capture and aggregation of millions of logs generated every day by critical information assets such as servers, routers, firewalls, databases, applications and other systems of the log retention appliance.

Managed Policy Compliance. To assist clients in improving their security and compliance with regulatory mandates, our managed policy compliance solution ensures that the configurations of clients’ critical systems are known, tracked and comply with pre-established security guidelines. Our solution consists of two key components, consisting of software that automatically retrieves the configurations of critical systems and compares them to pre-established configuration targets, and a library of security and compliance-driven configuration checks across three systems. Our solution helps clients establish configuration targets, set up the scans, monitor the output and report on the results.

Delivery Options for Managed Security

Our managed security clients can choose how much control they maintain over their IT security infrastructure by selecting among our fully managed, co-managed or monitored solution delivery options. Our solutions are designed to be flexible and scalable to complement the evolving security needs of our clients. Our clients often migrate between the different delivery options in response to their changing needs as well as to the changing threat landscape.

Fully Managed. With our fully managed delivery options, we assume control of a client’s security technology so the client can focus on running its business rather than becoming a security administrator. Clients selecting fully managed delivery obtain all of the benefits of our monitored delivery option, including access to our on-demand Counter Threat Platform. In addition, our team of security analysts will monitor and manage a client’s security technology or selected devices, proactively update that security infrastructure to protect against emerging threats, identify vulnerabilities, ensure that the devices are properly configured with our latest countermeasures, and block or respond to immediate threats in accordance with the client’s escalation policies. We believe that our fully managed solutions provide clients with increased security protection based on our best practices and security expertise applied across our client base, as well as improved operational efficiency by removing the overhead costs associated with managing security technology.

Co-Managed. Clients often deploy our managed solutions on a co-managed basis as an extension of their security personnel. The co-managed delivery option enables the client to retain control over its security infrastructure to the extent that it prefers to do so, and enables its security staff to work with our experts as a team while maintaining full access and visibility into the management process. This option is particularly suitable for organizations that already possess in-house security expertise, but that seek to remove the burden of managing devices from their staff so they can focus on more strategic security initiatives.

Monitored. Clients selecting our monitored solutions obtain access to our on-demand Counter Threat Platform through our web-based portal, plus near real time monitoring and analysis by our security analysts of events collected from security and network devices and applications. Our monitored solutions enhance our clients’ security position by providing them with a holistic view of their security activity, valuable context from our team of security analysts and comprehensive reporting to demonstrate regulatory compliance. Our ability to see more security incidents across our entire client base along with our threat intelligence acts as an early warning system which benefits clients by proactively alerting them to potential threats, applying protections and helping them respond quickly. The more we see, the more accurate our protections are, and the more accurately we can respond. Through our monitored solutions, we leverage our on-demand Counter Threat Platform to correlate information from many devices and applications, providing security analysts with the context they need to significantly reduce falsely positive results and alert clients to actual threats against their organizations.

In general, our managed delivery options require our security professionals to be directly involved with our client’s security technology, and as a result, the cost to service these delivery options is generally higher than the cost to service monitored delivery options. Over the last three fiscal years, we have generated the majority of our managed security solutions revenue from either fully managed or co-managed delivery options. Our future success depends on our ability to manage efficiently the costs of our security offerings and to price our security solutions in an effective manner.

Threat Intelligence

Powered by our Counter Threat Unit research team, threat intelligence provides early warnings and actionable intelligence that enables rapid protection against threats and vulnerabilities before they affect an organization. Threat intelligence is applied as part of our managed security offerings, but also may be offered separately.

Global Threat Intelligence. Our global threat intelligence solutions provide proactive, actionable intelligence tailored to an organization’s environment. This intelligence includes clear, concise threat and vulnerability analysis, detailed remediation information and recommendations, consultation with our threat experts, on-demand access to extensive threat and vulnerability databases, malware analysis upon request, intelligence feeds and integration with our other solutions for correlation and unified reporting.

Borderless Threat Monitoring. Our borderless threat monitoring solution delivers organizations with timely and actionable security intelligence that provides them with insight into threat activities that may exist beyond the edge of their network. This solution proactively informs organizations of network threat indicators that apply to their particular network environment and allows them to manage the threat in accordance with their escalation policies.

Malware Code Analysis. Our malware code analysis solution focuses on reverse engineering malicious or unknown code identified in security events in order to provide an organization with a better understanding of the code’s behavior and its impact on the organization’s systems and information. Using advanced computer forensic tools and techniques, our security experts thoroughly dissect the code to determine its functionality, purpose, composition and source.

Enterprise Brand Surveillance. Our enterprise brand surveillance solution offers near real time monitoring of a range of intelligence outlets to identify developing threats from exposure of sensitive data, targeting by threat actors and risks to perception of the client’s brand. This solution provides our clients with live notifications delivered upon discovery of actionable intelligence. It also provides clients with context regarding potential threats and helps them to develop informed risk mitigation strategies.

Security and Risk Consulting

Our consulting organization provides expertise and analysis to help clients improve their security posture by comprehensively assessing security capabilities, designing and building robust security programs, preparing employees against cyber attacks, facilitating regulatory compliance and helping clients identify, prioritize and resolve the vulnerabilities that pose the greatest threat. We offer both project-based and long-term contracts, including retainer contracts sold together with our managed security solutions. For example, we may enter into a managed security contract bundled together with an incident response retainer.

Our team has extensive experience conducting security, compliance and risk engagements across many industries and geographic areas, and under recent regulations and industry standards that impose security mandates. Professional services offered by the team include the following:

Technical Testing and Assessments. Our testing and assessment solutions provide clients with the knowledge, expertise and efficiency needed to conduct thorough security and risk evaluations of their environments. We offer testing and assessments that address logical, physical, technical and non-technical threats in order to identify gaps that create risk, construct a stronger security posture and meet compliance mandates. Our testing and assessments solutions include application security, network security and Red Team testing, which simulates cyber attacks using real-world tactics, techniques and procedures.

Security and Governance Program Development. Our security and governance program development solutions provide our clients with security, risk and compliance expertise to help them develop strategic security and governance programs based on industry and observed best practices. These solutions include internal audit support and the development of corporate information security and computer security incident response security awareness programs.

Targeted Threat Hunting. The Targeted Threat Hunting solution uses proprietary technology to search client networks to identify the presence of security compromises and entrenched threat actors operating in a client’s environment. The solution draws on our threat intelligence and extensive experience countering cyber adversaries.

Cloud Security. We help clients to deliver cloud-based services securely and to satisfy their compliance requirements. Our cloud security solutions include cloud security strategic consulting, cloud risk assessment, assurance testing of cloud deployments, incident response in cloud environments and cloud security architecture and design.

Security Design and Architecture Solutions. Our security design and architecture solutions help clients to clarify their information security priorities and identify their most vulnerable assets that require security monitoring, as well as to obtain a prioritized roadmap of upgrades to help with budgeting and determining resource requirements. Our solutions include security health check solutions, security architecture assessment solutions and security architecture and design consulting.

Security Residency Solutions. Our security residency solutions provide clients with security consultants who serve as extended members of their staff either on-site or remotely to extend and heighten an organization’s security expertise and capabilities. We offer several levels of resident security consultants, including executive, expert and technical consultants tailored to the security expertise and leadership our clients need. Residency solutions often are combined with managed security solutions in complex enterprise environments to enhance the value clients obtain from our solutions. Consulting residents align our solutions with the clients’ internal processes, integrate our data feeds into client applications and dashboards, and produce customized analytics and reporting. In addition, residents can assist clients with handling the security events identified by our managed security solutions.

Incident Response

Incident response typically is deployed along with security and risk consulting. The professionals who deliver incident response help clients rapidly analyze, contain and remediate security breaches to minimize their duration and impact.

Incident Management Proactive Solutions. Through our incident management proactive solutions, our security consultants work with clients to prepare them to respond quickly and effectively to a security incident. In providing these solutions, we feature both incident management risk assessment and response plan review and development solutions. Our incident management risk assessment solution evaluates a client’s ability to detect, resist and respond to a targeted or advanced threat and is designed to help our clients understand their exposure to these threats, including advanced persistent threats, or APTs, in order to reduce their risk of compromise. Our response plan review and development solution supports our clients in developing an effective computer security incident response plan, or CSIRP, based on IT security best practices, incorporating the latest threat intelligence tailored to the client’s specific needs.

Incident Response Testing and Capability Analysis. Through real-world simulations, incident response testing and capability analysis tests and evaluates the effectiveness of an organization’s CSIRP and attack response procedures. We employ tabletop exercises to subject IT teams to simulated threats, such as cyber-crime and APTs. The exercises demonstrate the ways a client’s systems and network can be breached and the critical actions required during a breach to contain a threat. We also offer an incident response retainer, through which our security experts can provide emergency incident response solutions within minutes of a reported breach.

Emergency Incident Response Solutions. Through our comprehensive range of incident response and management solutions, we seek to ensure that organizations experience minimal economic loss and operational disruption when a security incident occurs. Our security consultants work to minimize the duration and impact of any breach through incident management, surveillance, digital forensic analysis, malware analysis and reverse engineering.

Sales and Marketing

Our sales and marketing organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, building a strong sales pipeline and cultivating client relationships. We offer managed security and threat intelligence on a subscription basis. We sell these solutions under contracts with initial terms that typically range from one to three years and, as of February 3, 2017, averaged two years in duration. We provide security and risk consulting primarily under fixed-price contracts, although we perform some engagements under variable-priced contracts on a time-and-materials basis.

Sales

We sell primarily through our direct sales organization, supplemented by sales through our channel partners, including referral agents, regional value-added resellers and trade associations. Approximately 94% of our revenue in fiscal 2017 was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners.

Our direct sales organization consists of insides sales and field sales personnel and solutions architects organized by core client segments and geography. Our sales strategy varies based on the size of the company and the target point-of-entry into an organization, which is primarily through chief information security officers or other IT leaders, including security executives, security specialists, compliance officers and IT generalists. Within North America, our direct sales organization has separate teams focused on the large enterprises, small and medium-sized businesses, and U.S. state and local government agencies. We believe that continued additional investment in our sales staff will contribute to our long-term growth.

We believe that our sales process differentiates us in the marketplace for information security solutions. The process typically begins by emphasizing the importance of educating key IT decision makers within a client organization with respect to the organization’s information security needs. We deliver a technical evaluation performed by a team that includes both highly trained sales personnel and security experts. This allows us to tailor the solution design, including the level of service and deployment options, to the organization’s specific security needs and to become its long-term advisor and partner. A typical large enterprise sales team includes an inside sales team that is responsible for developing sales leads, a direct sales team that is responsible for obtaining new clients and some cross-sales, an enterprise account management team that is responsible for renewals and some cross-sales, and security engineers who provide technical support to our sales personnel.

Since our acquisition by Dell in February 2011, we have marketed our solutions through Dell’s channel partners as well as through our own and have entered into agreements with Dell to preserve, and potentially expand, our existing commercial arrangements with Dell.

Marketing

Our marketing efforts seek to enhance our brand, expand our market awareness, bring our solutions to market and build a strong sales pipeline. Our marketing team consists primarily of solutions marketing, field marketing, demand generation and public and industry analyst relations functions. We actively manage our public relations efforts and communicate directly with IT professionals and the media in an effort to promote our information security solutions and contribute to the business community’s ongoing examination and understanding of information security. We participate in industry trade shows and conferences, drive thought leadership in our industry, host webcasts, conduct online marketing activities and use various other marketing strategies to create awareness of our brand and offerings.

Client Service, Training and Support

Client service, training and support are key elements of our commitment to provide superior client service. We have a comprehensive client service training and support program to communicate our commitment to client service and to enhance the value that our clients derive from our solutions. We provide extensive education, training and support on the functionality of our solutions, so that our clients are able to fully utilize their benefits. Our client service training and support team provides dependable and timely resolution of client security concerns and technical inquiries, and our certified security analysts are continuously available to clients for consultation by telephone or e-mail and over the Internet through our portal. We regularly conduct client surveys to help us evaluate and develop our existing solutions and other solutions that we believe could enhance our client relationships.

Competition

The market for information security services is very competitive, and we expect competition to continue to increase in the future. Changes in the threat landscape and the broader IT infrastructure have led to quickly evolving client requirements for protection from security threats and adversaries.

We compete primarily against the following four types of security services and product providers, some of which operate principally in the large enterprise market and others in the market for small and medium-sized businesses:

▪	global telecommunications and network services providers such as AT&T Inc., BT Group PLC, Verizon Communications Inc. and NTT Communications Corp.;

▪	providers of specialized or niche IT security products and services such as FireEye, Inc., Palo Alto Networks, Inc. and Symantec Corporation;

▪	diversified technology companies such as Cisco Systems, Inc., Hewlett Packard Enterprise Company, International Business Machines Corporation and Intel Corporation; and

▪	regional information security services providers that compete in the small and medium-sized businesses market with some of the features present in our information security solutions.

We believe that the principal competitive factors in our market include:

▪	global visibility into the threat landscape;

▪	ability to generate actionable intelligence based on historical data and emerging threats;

▪	ability to apply threat intelligence from our Counter Threat Unit to our Counter Threat Platform and security controls;

▪	scalability and overall performance of platform technologies;

▪	ability to integrate with, monitor and manage a variety of third-party products;

▪	ability to provide a flexible deployment option to cater to specific client needs;

▪	ability to attract and retain high-quality professional staff with information security expertise;

▪	brand awareness and reputation;

▪	strength of sales and marketing efforts;

▪	cost effectiveness;

▪	client service and support; and

▪	breadth and richness of threat intelligence, including history of data collection and diversity and geographic scope of clients.

We believe that we generally compete favorably with our competitors on the basis of these factors as a result of the architecture, features and performance of our Counter Threat Platform, the quality of our threat intelligence, the security expertise within our organization, and the ease of integration of our solutions and platform with other technology infrastructures. However, many of our existing and potential competitors, particularly in the large enterprise market, have advantages over us because of their longer operating histories, greater brand name recognition, larger client bases, more extensive relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources.

Research and Development

We invest significant time and resources to maintain, enhance and add new functionality to our Counter Threat Platform and purpose-built technologies that are critical enablers of our solutions. Our research and development organization is responsible for the design, development and testing of all aspects of our suite of information security solutions. The members of the organization have deep security and software expertise and work closely with our product management and client service training and support teams to gain insights into clients’ environments for use in threat research, product development and innovations. The organization focuses its research on identifying next-generation threats and adversaries and developing countermeasures, which are continuously applied to our platform and used to respond to the rapidly evolving security threat landscape. The majority of our research and development team is based in our offices in Atlanta, Georgia, Providence, Rhode Island, Pittsburgh, Pennsylvania, Edinburgh, Scotland, and Hyderabad, India.

We believe that innovation and the timely development of new solutions are essential to meeting the needs of our clients and improving our competitive position. Several of the solutions we have released in the past year are the result of our internal processes within our company to identify and solve difficult security issues and use the best ideas to develop new solutions. As our clients move their applications and data into third-party cloud environments, we will extend and integrate our solutions into these environments globally. In addition, point solutions we develop for clients during security and risk consulting engagements often are integrated into our portfolio of solutions and made available to our broader client base.

Our research and development expenses were $71.0 million in fiscal 2017, $69.6 million in fiscal 2016 and $45.1 million in fiscal 2015. We plan to continue to commit significant resources to research and development.

Intellectual Property

Our intellectual property is an essential element of our business. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws as well as confidentiality, employee non-disclosure and invention assignment agreements.

Our employees and contractors involved in technology development are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments, processes and other intellectual property rights conceived or reduced to practice by them on our behalf are our property, and assigning to us any ownership that they may claim in those intellectual property rights. We maintain internal policies regarding confidentiality and disclosure. Our client and resale contracts prohibit reverse engineering, decompiling and other similar uses of our technologies and require that our technologies be returned to us upon termination of the contract. We also require our vendors and other third parties who have access to our confidential information or proprietary technology to enter into confidentiality agreements with us.

Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or otherwise have the right to use. Unauthorized use of our intellectual property by third parties, and the expenses we incur in protecting our intellectual property rights, may adversely affect our business.

Our industry is characterized by the existence of a large number of patents, which leads to frequent claims and related litigation regarding patent and other intellectual property rights. In particular, large and established companies in the IT security industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including some of these large companies as well as non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end-clients, which we are obligated to indemnify against such claims under our standard license and other agreements. Successful claims of infringement by a third party, if any, could prevent us from performing certain solutions, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including, in the United States, treble damages if we are found to have willfully infringed patents), royalties or other fees.

Patents and Patent Applications

As of February 3, 2017, we owned 20 issued patents and 18 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. The issued patents are currently expected to expire between 2019 and 2033. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.

We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to modify or narrow our claims, as has happened in the past with respect to certain claims. Any patents that may be issued to us may not provide us with any meaningful protection or competitive advantages, or may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing them.

Trademarks and Copyrights

The U.S. Patent and Trademark Office has granted us federal registrations for some of our trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew our registrations. We also have obtained protection for some of our trademarks, and have pending applications for trademark protection, in the European Community and various countries. We may, however, be unable to obtain trademark protection for our technologies and brands, and any trademarks that may be issued in the future may not distinguish our solutions from those of our competitors.

We do not generally register any of our works of authorship, including software and source code, with the U.S. Copyright Office, but instead rely on the protection afforded to such works by U.S. copyright laws, which provide protection to authors of original works whether published or unpublished and whether registered or unregistered.

We have entered into a trademark license agreement with Dell Inc. under which Dell Inc. has granted us a non-exclusive, royalty-free worldwide license to use the trademark “DELL,” solely in the form of “SECUREWORKS-A DELL COMPANY,” in connection with our business and products, services and advertising and marketing materials related to our business.

Employees

As of February 3, 2017, we employed 2,306 full-time employees in the United States and 22 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers' councils.

Executive Officers of SecureWorks

The following table sets forth information as of March 29, 2017 concerning our executive officers.

Name	Age	Position

Michael R. Cote	56	President and Chief Executive Officer
R. Wayne Jackson	59	Chief Financial Officer

Each executive officer is appointed by, and serves at the discretion of our board of directors.

Michael R. Cote has served as our President and Chief Executive Officer since May 2015. He served as our General Manager and as Vice President of Dell from our acquisition by Dell in February 2011 through the closing of our initial public offering in April 2016. Before our acquisition by Dell, Mr. Cote had served as our Chairman, President and Chief Executive Officer since February 2002.

R. Wayne Jackson has served as our Chief Financial Officer since July 2015. Before joining us, Mr. Jackson was a partner at PricewaterhouseCoopers LLP, an independent registered public accounting firm, since May 2003. At that firm, Mr. Jackson was the lead engagement partner for a number of the firm's largest clients.
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

We incurred net losses of $38.2 million in fiscal 2017, $72.4 million in fiscal 2016, and $38.5 million in fiscal 2015. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our client base and attract and retain top talent. Our strategic initiatives may be costlier than we expect, and we may not be able to increase our revenue to offset these increased operating expenses and the additional expenses we incur as a public company. Our revenue growth may slow or revenue may decline for a number of reasons, including increased competition, reduced demand for our solutions, a decrease in the growth or size of the information security market or any failure by us to capitalize on growth opportunities. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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
Our future growth also depends on our ability to scale our Counter Threat Platform to analyze an ever increasing number of events. As of February 3, 2017, our platform analyzed as many as 230 billion events each day. If the number of events grows to a level that our platform is unable to process effectively, or if our platform fails to handle automatically an increasing percentage of events or is unable to process a sudden, sharp increase in the number of events, we might fail to identify network events as significant threat events, which could harm our clients and negatively affect our business and reputation.

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

Our results of operations or other operating measures have fluctuated in the past from quarter to quarter. We expect that quarterly fluctuations will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

▪	our ability to increase sales to existing clients and to renew contracts with our clients;

▪	delays in deployment of solutions under our client contracts;

▪	our ability to attract new clients;

▪	interruptions or service outages in our data centers and other technical infrastructure, other technical difficulties or security breaches;

▪	client budgeting cycles, seasonal buying patterns and purchasing practices;

▪	changes in our pricing policies or those of our competitors;

▪	fluctuations in the demand for our information security solutions and in the growth rate of the information security market generally;

▪	the level of awareness of IT security threats and the market adoption of information security solutions;

▪	the timing of the recognition of revenue and related expenses;

▪	our ability to expand our direct sales force and our strategic and distribution relationships;

▪	our ability to develop in a timely manner new and enhanced information security solutions and technologies that meet client needs;

▪	our ability to retain, hire and train key personnel, including sales personnel, security analysts and members of our security research team;

▪	fluctuations in available cash flow from prepayments for our solutions;

▪	changes in the competitive dynamics of our market, including the launch of new products and services by our competitors;

▪	the effectiveness and efficiency of in-house information security solutions;

▪	our ability to control costs, including our operating and capital expenses;

▪	our ability to keep our proprietary technologies current;

▪	any failure of or technical issues affecting a significant number of our appliances or software;

▪	adverse litigation judgments, settlements or other litigation-related costs;

▪	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;

▪	stock-based compensation expenses associated with attracting and retaining personnel; and

▪	general economic conditions, geopolitical events and natural catastrophes.
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

Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger client bases, more extensive client relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changing opportunities, standards or client requirements. In addition, several of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually. Mergers, consolidations or alliances among competitors, or acquisitions of our competitors by large companies, may result in more formidable competition for us if their security products and services are bundled into sales packages with their widely utilized non-security-related products and services. For example, large telecommunications companies may choose in the future to integrate managed security services aggressively as a complement to their existing communications offerings. In addition, we expect pricing pressures within the information security market to intensify as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products and managed security services. If we are unable to maintain or improve our competitive position with respect to our current or future competitors, our failure to do so could adversely affect our revenue growth and financial condition. Further, if our competitors are able to successfully use artificial intelligence to enhance the ability of their solutions to prevent, detect, respond to and/or predict cybersecurity breaches and we are unable to develop or implement comparable technologies, this could result in our solutions being viewed less favorably by potential clients and could adversely affect our revenues and competitive position.

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

We offer managed security and threat intelligence on a subscription basis under contracts with initial terms that typically range from one to three years and, as of February 3, 2017, averaged two years in duration. Our clients have no obligation to renew their contracts after the expiration of their terms, and we cannot be sure that client contracts will be renewed on terms favorable to us or at all. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions and the level of management we provide for the solutions. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Further, if a client renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the client. Some clients elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able on a consistent basis to increase our annual contract values by obtaining advantageous contract renewals.

The loss of, or significant reduction in purchases by, our largest client could adversely affect our business and financial results.

Our largest client, Bank of America, N.A., accounted for less than 10% of our revenue in each of fiscal 2017 and fiscal 2016 and approximately 12% of our revenue in fiscal 2015. No other client accounted for 10% or more of our annual revenue in any of our last three fiscal years. Our business, financial condition and results of operations could suffer if Bank of America were to terminate or significantly curtail its purchases of our solutions, if we were unable to sell our solutions to Bank of America on terms substantially as favorable to us as the terms under our current agreement, or if we were to experience delays in collecting payments from Bank of America. We provide managed security solutions to Bank of America under supplements entered into from time to time under a master services agreement. Bank of America may terminate any supplement for convenience and without cause at any time. The master services agreement will terminate automatically two years after the date on which there are no supplements outstanding under the agreement, and may be terminated by the parties for cause under specified circumstances. Bank of America may choose not to continue purchasing solutions from us in the future. The continuation of our business relationship with Bank of America, and the amount and timing of Bank of America’s purchases and payments, might be adversely affected by general economic conditions, significant changes within the financial services industry or in the regulation of that industry, competition from other providers of managed security services, changes in Bank of America’s demand for our solutions and other factors beyond our control.

We generate a significant portion of our revenue from clients in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.

We derived approximately 30.6% of our revenue in fiscal 2017 from financial services institutions and expect to continue to derive a substantial portion of our revenue from clients in the financial services industry. Any of a variety of changes in that industry could adversely affect our revenue, profitability and financial condition. Spending by financial services clients on technology generally has fluctuated, and may continue to fluctuate, based on changes in economic conditions and on other factors, such as decisions by clients to reduce or restructure their technology spending in an attempt to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential client base, resulting in a smaller market for our solutions.

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

As our client base and solutions offerings continue to grow, we will be required to further expand our operations, which could place a strain on our resources and infrastructure and affect our ability to maintain the quality of our solutions, deploy our solutions, support our clients after deployment and foster our client-focused culture. If we are unable to manage our growth, expenses or business effectively, our financial condition, results of operations and profitability could be adversely affected.

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

Once our solutions are deployed within our clients’ networks, our clients depend on our technical and other support services to ensure the security of their IT systems. If we fail to hire, train and retain qualified technical support and professional services employees, our ability to satisfy our clients’ requirements could be adversely affected, particularly if the demand for our solutions expands more rapidly than our ability to implement our solutions and provide client support. The potential for human error in connection with our client service and support functions or the internal systems and networks that underpin our ability to provide solutions to our clients, even if promptly discovered and remediated, could disrupt client operations, cause losses for clients or harm our internal operations, lead to regulatory fines or damage our reputation. In addition, if we do not effectively assist our clients to deploy our solutions, resolve post-deployment issues or provide effective ongoing support, our ability to sell additional solutions or subscriptions to existing clients could suffer and our reputation with potential clients could be damaged. If we fail to meet the requirements of our existing clients, particularly larger enterprises that may require higher levels of support, it may be more difficult to realize our strategy of selling higher-margin or different types of solutions to those clients.

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

We are substantially dependent on our direct sales force to obtain new clients and increase sales to existing clients, and believe that our growth will be constrained if we are not successful in recruiting, training and retaining a sufficient number of qualified sales personnel. There is significant competition for sales personnel with the deep skills and technical knowledge that are required to sell our information security solutions. We may be unable to hire or retain sufficient numbers of qualified individuals in the domestic and international markets in which we do business or plan to do business. Because we seek to grow rapidly, a large percentage of our sales force is new to our company. Newly hired sales personnel require extensive training and experience in selling activity before they achieve full productivity. Sales force members that we have hired recently or plan to hire may not become productive as quickly as we expect. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new clients or increasing sales to our existing client base, our business, results of operations and growth prospects will be adversely affected.

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

We have limited experience operating in international jurisdictions compared to our experience operating in the United States and expect to increase our presence internationally through additional relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. International revenues, which we define as being contracted through non-U.S. entities, contributed approximately 13% in fiscal 2017 and 12% in both fiscal 2016 and fiscal

2015 of our total revenue. Our lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings.

Conducting international operations subjects us to risks that include:

•
the time, resources and expense required for localization of our solutions, including translation of our Internet-based portal interface into additional foreign languages, provision of client support in foreign languages and creation of localized agreements;

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

We intend to expand our distribution relationships to increase domestic and international sales. Approximately 6% of our revenue in fiscal 2017 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our information security solutions and adversely affect our revenue growth and financial condition.

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

Because our solutions process client data that may contain personal identifying information or other potentially sensitive information, we are or may become subject to federal, state and foreign laws and regulations regarding the privacy and protection of such client data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our clients must comply, including the Data Protection Directive established in the European Union. In addition, the European Council and European Parliament have adopted a data protection regulation, known as the General Data Protection Regulation, or GDPR, which is due to come into force in May 2018. The GDPR will replace the current Data Protection Directive and related country-specific legislation. The GDPR will include operational and governance requirements for companies that collect or process personal data of residents of the European Union that differ from or expand upon those currently in place in the European Union, The GDPR also provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

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

We believe our association with Dell has helped us to build relationships with many of our clients because of Dell’s globally recognized brand and favorable market perception of the quality of its products. We have entered into a trademark license agreement with Dell Inc. under which Dell Inc. has granted us a non-exclusive, royalty-free worldwide license to use the trademark “DELL,” solely in the form of “SECUREWORKS-A DELL COMPANY,” in connection with our business and products, services and advertising and marketing materials related to our business. Under the agreement, our use of the Dell trademark in connection with any product, service or otherwise is subject to Dell Inc.’s prior review and written approval, which may be revoked at any time. We must immediately cease use of the licensed trademark generally or in connection with any product, services or materials upon Dell Inc.’s written request. The agreement is terminable at will by either party, and we must cease all use of the Dell trademark upon any such termination. If we discontinue our association with Dell in the future, our ability to attract new clients may suffer.

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

We may expand through acquisitions of other companies, which could divert our management’s attention from our current business and could result in unforeseen operating difficulties, increased costs and dilution to our stockholders.

We may make strategic acquisitions of other companies to supplement our internal growth. We could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, especially if the key personnel of any acquired company choose not to work for us. Further, future acquisitions may:

•	involve our entry into geographic or business markets in which we have little or no experience;

•	create difficulties in retaining the clients of any acquired business;

•	result in a delay or reduction of client sales for both us and the company we acquire because of client uncertainty about the continuity and effectiveness of solutions offered by either company; and

•	disrupt our existing business by diverting resources and significant management attention that otherwise would be focused on development of our existing business.

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

Over the past three fiscal years, approximately 80% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of February 3, 2017, averaged two years in duration. Revenue related to these contracts generally is recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods. As of February 3, 2017, we billed approximately 48% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would have a negative effect on our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new clients must be recognized over the applicable contract term. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.

Because we typically expense sales commissions paid to our strategic and distribution partners upon entering contracts for the solutions sold and recognize the revenue associated with such sales over the terms of the contracts, our operating income in any period may not be indicative of our future performance.

In connection with sales facilitated by our strategic and distribution partners, which accounted for approximately 6% of our revenue for fiscal 2017, we typically expense the associated commissions paid to such partners, which totaled $0.4 million for fiscal 2017, at the time we enter into the client contract for our solutions. In contrast, we recognize the revenue associated with the sales of our subscription-based solutions ratably over the term of a client contract, which, as of February 3, 2017, had an average duration of two years. The commissions associated with increased sales from our strategic and distribution partners could reduce our operating income. In addition, the number of sales through our strategic and distribution partners may fluctuate within a period. Therefore, our operating income during any one quarter may not be a reliable indicator of our future financial performance.

If the estimates or judgments relating to our critical accounting policies prove to be incorrect, our reported results of operations may be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our reported results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, stock-based compensation, and estimating the amount of loss contingencies. In addition, GAAP is subject to interpretation by the Securities and Exchange Commission, or the SEC, and various other bodies. A change in GAAP or interpretations of GAAP could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business.

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

As a public company, we are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and are required to maintain effective disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file with or submit to the SEC under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. Because of the inherent limitations in our control system, however, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

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

As of February 3, 2017, we owned 20 issued patents and 18 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. Obtaining, maintaining and enforcing our patent rights is costly and time-consuming. Moreover, any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify or narrow our claims, and even if any of our pending patent applications issue, such patents may not provide us with meaningful protection or competitive advantages, and may be circumvented by third parties. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology.

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

Third parties could claim that our technologies and the processes underlying our solutions infringe or otherwise violate their proprietary rights. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation, including by non-practicing entities, based on allegations of infringement or other violations of intellectual property rights, and we expect that such claims may increase as competition in the information security market continues to intensify, as we introduce new solutions (including in geographic areas where we currently do not operate) and as business-model or product or service overlaps between our competitors and us continue to occur. For example, in fiscal 2016, we settled litigation in which a third party alleged that aspects of our business and solutions infringed and induced the infringement of two of its U.S. patents relating to network intrusion and event monitoring technology.

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

Our ability to commercialize solutions or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our solutions, litigation or loss of the right to use this software. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Therefore, there is a risk that the terms of these licenses will be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions, and we could be required to seek licenses from third parties to continue offering our solutions, to re-engineer our technology or to discontinue offering our solutions if re-engineering cannot be accomplished in a commercially reasonable manner. In addition, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software, and it may be difficult for us to identify accurately the developers of the open source code and determine whether the open source software infringes third-party intellectual property rights. We would be subject to similar risks with respect to software or technologies we acquire that include open source components. Our need to comply with unanticipated license conditions and restrictions, the need to seek licenses from third parties or any judgments requiring us to provide remedies typically covered by third-party product warranties, as a result of our use of open source software, could adversely affect our business, results of operations and financial condition.

Risks Related to Our Relationship with Dell and Dell Technologies

As long as Dell Technologies Inc. controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.

We became an indirect wholly-owned subsidiary of Dell Inc. and Dell Inc.’s subsidiaries when we were acquired by Dell on

February 8, 2011. On October 29, 2013, Dell Inc. was acquired in a going-private transaction by Denali Holding Inc., a holding company that changed its name to Dell Technologies Inc., or Dell Technologies, in August 2016. As of February 3, 2017, the principal beneficial owners of Dell Technologies’ outstanding voting securities were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm. Upon the completion of the going-private transaction, we became an indirect wholly-owned subsidiary of Dell Technologies.

As of February 3, 2017, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, including Dell Marketing L.P., no shares of our outstanding Class A common stock and all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 86.9% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

Our other stockholders will not be able to affect the outcome of any stockholder vote while Dell Technologies controls the majority of the voting power of our outstanding common stock. Dell Technologies is able to control, directly or indirectly and subject to applicable law, significant matters affecting us, including:

•	the election and removal of our directors;

•	amendments to our certificate of incorporation;

•	determinations with respect to mergers, business combinations, dispositions of assets or other extraordinary corporate transactions; and

•	agreements that may adversely affect us.

If Dell Technologies does not provide any requisite affirmative vote on matters requiring stockholder approval allowing us to take particular corporate actions when requested, we will not be able to take such actions, and, as a result, our business and our results of operations may be adversely affected.

Dell Technologies could have interests that differ from, or conflict with, the interests of our other stockholders, and could cause us to take corporate actions even if the actions are not in the interest of our company or our other stockholders, or are opposed by our other stockholders. For example, Dell Technologies’ voting control could discourage or prevent a change in control of our company even if some of our other stockholders might favor such a transaction. Even if Dell Technologies were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of significant corporate actions by us for as long as it owns a significant portion of the voting power. If Dell Technologies is acquired or otherwise experiences a change in control, any acquiror or successor will be entitled to exercise Dell Technologies’ voting control with respect to us, and might do so in a manner that could vary significantly from the manner in which Dell Technologies would have exercised such rights

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Dell or Dell Technologies with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between Dell or Dell Technologies and us in a number of areas relating to our past or ongoing relationships, including:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	tax, employee benefit, indemnification and other matters arising from our changed relationship with Dell;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by Dell Technologies of all or any portion of its beneficial ownership interest in us;

•	the nature, quality and pricing of services Dell has agreed to provide us;

•	business opportunities that may be attractive to both Dell and us;

•	Dell’s ability to use and sublicense patents that we have licensed to Dell under a patent license agreement; and

•	product or technology development or marketing activities that may require consent of Dell or Dell Technologies.

The resolution of any potential conflicts or disputes between us and Dell or Dell Technologies over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.

In connection with our initial public offering, we entered into a shared services agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements, real estate-related agreements and commercial agreements with Dell or Dell Technologies, which are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by Dell and Dell Technologies, and therefore may not be representative of the terms we could obtain on a stand-alone basis or in negotiations with an unaffiliated third party. For so long as we are controlled by Dell Technologies, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

If Dell Technologies, Dell or Dell Technologies’ other affiliates or Silver Lake Partners or its affiliates engage in the same type of business we conduct or take advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.

Our certificate of incorporation, or charter, provides that, except as otherwise agreed in writing between us and Dell Technologies, Dell or Dell Technologies’ other affiliates (other than us or our controlled affiliates), referred to as the Dell Technologies Entities, have no duty to refrain from:

•	engaging in the same or similar activities or lines of business as those in which we are engaged;

•	doing business with any of our clients, customers or vendors; or

•	employing, or otherwise engaging or soliciting for such purpose, any of our officers, directors or employees.

In addition, under our charter, Silver Lake Partners and its affiliates, referred to as the Silver Lake Entities, have no duty to refrain from any of the foregoing activities except as otherwise agreed in writing between us and a Silver Lake Entity.

Our charter addresses potential conflicts of interest between our company, on the one hand, and the Dell Technologies Entities or the Silver Lake Entities and their respective officers and directors who are officers or directors of our company, on the other hand. If any Dell Technologies Entity or Silver Lake Entity is offered, or acquires knowledge of, a potential corporate opportunity suitable for both it and us, we will have no interest in that opportunity. Our charter also provides that if any of our directors or officers who is also a director or officer of any Dell Technologies Entity or Silver Lake Entity is offered, or acquires knowledge of, a potential corporate opportunity suitable for both the Dell Technologies Entity or the Silver Lake Entity and us, we will have no interest in that opportunity unless the opportunity is expressly offered to that person in writing solely in such person’s capacity as our director or officer.

These provisions of our charter could result in the Dell Technologies Entities and the Silver Lake Entities having rights to corporate opportunities in which both we and the Dell Technologies Entities or the Silver Lake Entities have an interest. A stockholder in our company will be deemed to have notice of and to have consented to these provisions.

Our historical financial information as a subsidiary of Dell may not be representative of our results as an independent public company.

The historical financial statements and the related financial information presented in this annual report on Form 10-K do not purport to reflect what our results of operations, financial position, equity or cash flows would have been if we had operated as a stand-alone public company during the periods presented. Our financial statements include allocations for various corporate services Dell has provided to us in the ordinary course of our business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. As a result, the historical financial statements included in this report may not be comparable to our financial statements as a stand-alone public company. In addition, the preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

To preserve Dell Technologies ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns and its ability to consolidate with us for tax purposes, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.

To preserve its ability to effect a future tax-free spin-off of our company, or certain other tax-free transactions involving us, Dell Technologies is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. In addition, to preserve its ability to consolidate with us for tax purposes, Dell Technologies generally is required to maintain 80% of the voting power and 80% of the value of our outstanding stock. We have entered into a tax matters agreement with Dell Technologies, which restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Dell Technologies to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code or to cause a deconsolidation of us for tax purposes with respect to the Dell Technologies consolidated group. We also have agreed to indemnify Dell Technologies for any breach by us of the tax matters agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.

Our ability to operate our business effectively may suffer if we are unable to establish in a cost-effective manner our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other agreements with Dell.

As a subsidiary of Dell, we have relied on administrative and other resources of Dell to operate our business. In connection with our IPO, we entered into various agreements to retain the ability for varying periods to use these Dell resources. These services may not be sufficient to meet our needs, and if our agreements with Dell are not renewed by the parties after their initial terms, we may not be able to replace the services at all or obtain them at prices and on terms as favorable as those under our current arrangements with Dell. In such a case, we may need to create our own administrative and other support systems or contract with third parties to replace Dell’s systems. In addition, we have received informal support from Dell that may not be available under our new agreements, and the level of this informal support may diminish as we become a more independent company. Any significant performance failures affecting our own administrative systems or Dell’s administrative systems on which we rely could result in unexpected costs, adversely affect our results and prevent us from paying our suppliers or employees and performing other administrative services on a timely basis. We currently lease from Dell one of the primary data centers that sustain our operations. When the lease expires, we may not be able to renew it or renew it on terms that are as favorable to us as the current terms.

In connection with our IPO, we entered into agreements with Dell that formalize the process and terms pursuant to which Dell purchases information security solutions from us, together with related hardware, and pursuant to which we procure hardware and software from Dell from time to time. These agreements may not be renewed after their expiration or, if they are renewed, Dell may not agree to renew them on the existing terms. The expiration or termination of these agreements, or their renewal on less favorable terms to us, could result in a loss of business or require us to procure comparable hardware and software from alternative sources, which could have a material adverse effect on our business, results of operations and financial condition.

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

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business or our prospects. We do not have any control over these analysts. If one or more of the analysts covering us should downgrade our shares or express a change of opinion regarding our shares, the market price of our Class A common stock could decline. If one or more of these analysts should cease coverage of our company or fail to publish reports on us on a regular basis, we could lose following in the financial markets, which could cause the market price or trading volume of our Class A common stock to decline.

As a “controlled company” under the marketplace rules of the NASDAQ Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

As of February 3, 2017, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the NASDAQ Stock Market, or NASDAQ, and eligible to rely on exemptions from NASDAQ corporate governance requirements generally obligating listed companies to maintain:

•	a board of directors having a majority of independent directors;

•
a nominating committee composed entirely of independent directors that nominates candidates for election to the board of directors, or recommend such candidates for nomination by the board of directors; and

•	a compensation committee composed entirely of independent directors that approves the compensation payable to the company’s chief executive officer and other executive officers.

Although we do not currently rely on the foregoing exemptions from NASDAQ’s corporate governance requirements, we may decide to avail ourselves of one or more of these exemptions in the future. During any period in which we do so, investors may not have the same protections afforded to stockholders of companies that must comply with all of NASDAQ’s corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price.

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

As of March 27, 2017, we have outstanding 10,566,149 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. Of these shares, the 8,000,000 shares of Class A common stock that were sold in our IPO are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of February 3, 2017, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.

We have entered into a registration rights agreement with Dell Marketing, Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC and the Silver Lake Partners investment funds that own Dell Technologies common stock in which we have granted them and their respective permitted transferees demand and piggyback registration rights with respect to the shares of our Class A common stock and Class B common stock held by them from time to time. In addition, we have entered into a registration rights agreement with the holders of shares of Class A common stock issued upon conversion of our convertible notes at the closing of our IPO in which we have granted such holders and their permitted transferees shelf and piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit the stockholders under each registration rights agreement to sell their shares into the public market.

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

Provisions in our charter and bylaws and in Delaware law may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may favor, including transactions in which stockholders might receive a premium for their shares of Class A common stock. These provisions also could make it more difficult for investors in our Class A common stock to elect directors of their choosing and to cause us to take other corporate actions they support, including removing or replacing our current management. The charter and bylaw provisions:

•
provide that our Class B common stock is entitled to ten votes per share, while our Class A common stock is entitled to one vote per share, enabling Dell Technologies, as the beneficial owner of all outstanding shares of our Class B common stock, to control the outcome of all matters submitted to a vote of our stockholders, including the election of directors;

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

•
provide that, at such time (if any) as the Dell Technologies Entities beneficially own capital stock representing less than 40% in voting power of the capital stock entitled to vote generally on the election of directors, any newly-created directorship and any vacancy on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors then in office;

•
provide that, at such time (if any) as the Dell Technologies Entities beneficially own capital stock representing less than 50% in voting power of the capital stock entitled to vote generally on the election of directors, directors may be removed only for cause and only by the affirmative vote of the holders of at least a majority in voting power of all outstanding shares of capital stock, voting together as a single class;

•
provide that a special meeting of stockholders may be called only by our chairman of the board, a majority of the directors then in office or, so long as Dell Technologies Entities beneficially own capital stock representing at least 40% in voting power of the capital stock entitled to vote generally on the election of directors, Dell Technologies;

•
provide that, at such time (if any) as the Dell Technologies Entities beneficially own capital stock representing less than 50% in voting power of the capital stock entitled to vote generally on the election of directors, any action required or permitted to be taken by our stockholders at any annual or special meeting may not be effected by a written consent in lieu of a meeting unless such action and the taking of such action by written consent have been approved in advance by our board of directors;

•
establish advance notice procedures for stockholders to make nominations of candidates for election as directors or to present any other business for consideration at any annual or special stockholder meeting; and

•
provide authority for the board of directors without stockholder approval to authorize the issuance of up to 200,000,000 shares of preferred stock, in one or more series, with terms and conditions, and having rights, privileges and preferences, to be determined by the board of directors.

In addition, we will become subject to Section 203 of the Delaware General Corporation Law at such time (if any) as the Dell Technologies Entities cease to own beneficially capital stock representing at least 10% in voting power of the capital stock entitled to vote generally on the election of directors. This statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally a person who, together with its affiliates, owns or within the last three years has owned 15% or more of our voting stock) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

We will remain an emerging growth company until: (a) the first to occur of the last day of the fiscal year (1) which follows the fifth anniversary of the completion of our IPO, (2) in which we have total annual gross revenue of at least $1 billion or (3) in which the market value of our capital stock held by non-affiliates was $700 million or more as of the last business day of the preceding second fiscal quarter; or (b) if it occurs before any of the foregoing dates, the date on which we have issued more than $1 billion in non-convertible debt over a three-year period.

Some investors may find our Class A common stock less attractive if we rely on these exemptions, which could result in a less active trading market for our Class A common stock and higher volatility in our stock price.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel must devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by our management on, among other matters, the effectiveness of our internal control over financial reporting for the first full fiscal year beginning after the effective date of our IPO, which will be our 2018 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We are required to disclose significant changes made in our internal control procedures on a quarterly basis.

We are engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with public company experience and technical accounting knowledge necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to report accurately our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

As of February 3, 2017, our facilities consisted of our corporate headquarters, four counter threat operations centers, two primary data centers, and various other Dell facilities housing our research and development, marketing and sales functions, and administrative and IT operations support. We either lease these facilities or have the right to use them pursuant to service agreements, either with Dell or with other third parties. As of February 3, 2017, we did not own any facilities.

Our corporate headquarters, as well as one of our counter threat operations centers and one of our data centers, is located in Atlanta, Georgia, where we lease facilities of approximately 141,228 square feet. As of February 3, 2017, we leased or licensed facilities for our other counter threat operations centers in the following locations: Chicago, Illinois; Providence, Rhode Island; and Edinburgh, Scotland. Our employees also operate out of a number of Dell facilities around the globe pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 6—Commitments and Contingencies—Purchase Obligations and Lease Commitments.”

As we expand, we intend to lease or license additional sites, either from Dell or other third parties, for counter threat operations centers, sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations.
Item 3. Legal Proceedings

From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of February 3, 2017, we were not subject to any material pending legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Class A Common Stock

Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol SCWX. The following table sets forth information regarding the high and low sales prices of shares of our Class A common stock from April 22, 2016, the date on which our Class A common stock began trading on the NASDAQ Global Select Market, through February 3, 2017.

Fiscal Year		High	Low
2017	First Quarter (from April 22, 2016)	$14.60	$13.10
	Second Quarter	16.23	11.96
	Third Quarter	15.80	11.04
	Fourth Quarter	12.82	10.15

There is no public market for our Class B common stock.

Holders

As of March 27, 2017, there were nine holders of record of our Class A common stock and one holder of record of our Class B common stock, which is an indirect wholly-owned subsidiary of Dell Technologies. The number of record holders does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee

Dividends

Subsequent to the listing of our Class A common stock on the NASDAQ Global Select Market, we have not declared or paid dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Use of Proceeds from Initial Public Offering of Class A Common Stock

As of February 3, 2017, we have expended approximately $15.3 million of the net proceeds of our IPO for general corporate purposes and have invested approximately $84.3 million of such proceeds in money market funds pending their use in our business.

Stock Performance Graph

The following graph compares the cumulative total return on the Class A common stock for the period from April 22, 2016, the date on which the Class A common stock began trading on the NASDAQ Global Select Market, through February 3, 2017 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on April 22, 2016 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

	Base Period
	April 22, 2016	July 1, 2016	September 12, 2016	November 23, 2016	February 3, 2017
SecureWorks	$100.00	$100.00	$95.71	$89.36	$75.64
NASDAQ Composite	$100.00	$99.11	$106.23	$109.67	$115.50
PureFunds ISE Cyber Security ETF	$100.00	$101.05	$114.81	$116.25	$121.21

This performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10 K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that SecureWorks specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following table presents our selected financial data as derived from audited financial statements included in this report. The selected financial data presented below should be read in conjunction with our audited financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been if we had operated as a stand-alone public company during the periods presented.

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in thousands, except per share data)
Results of Operations:
Net revenue	$429,502	$339,522	$262,130
Gross margin	$216,903	$155,713	$117,284
Operating expenses	$282,856	$261,721	$178,377
Operating loss	$(65,953)	$(106,008)	$(61,093)
Net loss	$(38,213)	$(72,381)	$(38,490)
Share and Per Share Data
Net loss per share - basic and diluted	$(0.49)	$(1.03)	$(0.55)
Weighted average shares outstanding - basic and diluted	77,635	70,000	70,000

	February 3, 2017	January 30, 2016	January 30, 2015
	(in thousands)
Balance Sheet:
Cash and cash equivalents	$116,595	$33,422	$6,669
Accounts receivable	$113,546	$116,357	$70,907
Total assets	$999,300	$917,785	$862,737
Short-term deferred revenue	$119,909	$109,467	$82,188
Short-term convertible notes	$—	$27,993	$—
Long-term deferred revenue	$14,752	$18,352	$11,040
Total stockholder's equity	$691,424	$588,456	$606,926

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis is based upon the financial statements of SecureWorks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with the Company's consolidated financial statements and related notes included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors”.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ending February 3, 2017, January 29, 2016, and January 30, 2015 as fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter, and fiscal 2016 and fiscal 2015 each included 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

Except where the context otherwise requires or where otherwise indicated, all references to “SecureWorks” “we,” “us,” “our” and “our company” in this management’s discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to “Dell Technologies” refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.

Overview

We are a leading global provider of intelligence-driven information security solutions singularly focused on protecting our clients from cyber attacks. Our mission is to secure our clients by providing exceptional intelligence-driven information security solutions. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our clients to address specific security issues by providing supplemental solutions where gaps exist in our clients' defense.

We have pioneered an integrated approach that delivers a broad portfolio of information security solutions to organizations of varying size and complexity. Our flexible and scalable solutions support the evolving needs of the largest, most sophisticated enterprises staffed with in-house security experts, as well as small and medium-sized businesses and government agencies with limited in-house capabilities and resources.

Our solutions enable organizations to:

•	fortify their cyber defenses to prevent security breaches,

•	detect malicious activity,

•	prioritize and respond rapidly to security breaches, and

•	predict emerging threats.
The solutions leverage our proprietary technologies, processes and extensive expertise in the information security industry, which we have developed over more than 17 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our client base,

•	deepen our existing client relationships, and

•	attract and retain top talent
We opened our first counter threat operations center in Atlanta, Georgia in 1999 to support our managed security business. We began providing security and risk consulting offerings to our clients in 2005. In 2006, we acquired LURHQ Corporation, a leading provider of security information and event monitoring solutions to enterprises. In addition, we launched our information security offerings. Shortly thereafter, we focused our growth strategy on expanding into new market segments and geographic regions. In 2008, we launched our log management solution, among other new solutions. We began offering our managed web application firewall solutions in 2009, shortly before we acquired Verisign, Inc.’s managed security business. In the same year, we also expanded internationally through the acquisition of dns Limited, a managed security and consulting organization, which operated in London, England and in Edinburgh, Scotland. From 2009 to 2012, we capitalized on all of our investments, both organic and acquired, and integrated these technologies into the Counter Threat Platform in order to provide our clients with a comprehensive view of their network environments and security threats, while adapting to a constantly evolving threat landscape. Over the last several years, we have continued to expand our offerings, including through the launch of our advanced endpoint threat detection solution and our advanced malware protection and detection solution. We continuously evaluate potential investments and acquisitions of businesses, services and technologies to expand our offerings and supplement our organic growth.

From April 2009 to February 3, 2017, the number of events processed by our technology platform increased from five billion to as many as 230 billion events per day. Further, our client base has grown to approximately 4,400 subscription-based clients as of February 3, 2017. This significant growth has required continual investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may impact our near-term profitability.

Key Factors Affecting Our Performance

We believe that our future success will depend on many factors, including the adoption of our solutions by organizations, continued investment in our Counter Threat Platform and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing clients and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in this report. We operate in a highly competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products, as well as their managed security services. We must continue to efficiently manage our investments and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.

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

Investment in Our Platform and Threat Intelligence Research. Our Counter Threat Platform constitutes the core of our intelligence-driven information security solutions. It provides our clients with an integrated perspective and intelligence regarding their network environments and security threats. The platform is augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our clients. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt our platform to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our platform will contribute to long-term revenue growth, but it may adversely affect our near-term profitability.

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

Investments in Expanding Our Client Base and Deepening Our Client Relationships. To support future sales, we will need to continue to devote resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our sales teams and distribution programs with our channel partners and increasing awareness of our brand. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. Therefore, it may be difficult for us to determine if we are efficiently allocating our resources in this area. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may adversely affect our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing clients. As our clients realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to sell additional solutions.

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

	February 3, 2017	January 29, 2016	January 30, 2015
Client base	4,400	4,200	3,800
Monthly recurring revenue (in millions)	$31.6	$28.6	$22.7
Revenue retention rate	98%	108%	96%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions at a point in time. We believe that our ability to increase our client base is an indicator of our market penetration, the growth of our business and the value of our solutions. We also believe that our existing client base represents significant future revenue and growth opportunities for us. The increase in our client base is primarily related to an increase in the volume and complexity of cyber attacks and the results of our sales and marketing efforts to increase the awareness of our solutions. Our client base provides us with a significant opportunity to expand our professional services revenue. As of February 3, 2017 and January 29, 2016, approximately 49% and 48%, respectively, of our professional services clients subscribed to our managed security solutions.
Monthly Recurring Revenue. We define monthly recurring revenue as the monthly value of our subscription contracts as of a particular date. Because we use monthly recurring revenue as a leading indicator of future revenue, we include operational backlog. We define operational backlog as the monthly recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our increase in monthly recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing clients, as well as by growth in our client base. Overall, we expect monthly recurring revenue to continue to grow as we retain and expand our client base, and as our clients extend the use of our solutions over time.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based clients. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based client base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of clients and the negative revenue impacts of client or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any clients acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including installation timing of solutions contracted in prior periods, client satisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and changing technologies, and consolidation within our client base. Before the fourth quarter of fiscal 2017, our revenue retention rate calculation methodology included operational backlog from the base recurring revenue or the retained recurring revenue. Beginning in the fourth quarter of fiscal 2017, we revised our calculation to exclude operational backlog as we believe it provides a more meaningful indication of the retention of reported revenues. Under the prior calculation methodology, our revenue retention rate was 94%, 102% and 97% for fiscal years 2017, 2016 and 2015, respectively.

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

In particular, we have excluded the impact of certain purchase accounting adjustments related to a change in the basis of deferred revenue for the acquisition of Dell by Dell Technologies in fiscal 2014. We believe it is useful to exclude such purchase accounting adjustments related to the foregoing transactions as this deferred revenue generally results from multi-year service contracts under which deferred revenue is established upon sale and revenue is recognized over the term of the contract. Pursuant to the fair value provisions applicable to the accounting for business combinations, GAAP requires this deferred revenue to be recorded at its fair value, which is typically less than the book value. In presenting non-GAAP earnings, we add back the reduction in revenue that results from this revaluation on the expectation that a significant majority of these service contracts will be renewed in the future and therefore the revaluation is not helpful in predicting our ongoing revenue trends. We believe that this non-GAAP financial adjustment is useful to investors because it allows investors to (1) evaluate the effectiveness of the methodology and information used by management in its financial and operational decision-making, and (2) compare past and future reports of financial results of our company as the revenue reduction related to acquired deferred revenue will not recur when related service contracts are renewed in future periods.

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

Non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating loss, non-GAAP net loss and non-GAAP net loss per share, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating loss or net loss prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting. The impact of purchase accounting consists primarily of purchase accounting adjustments related to a change in the basis of deferred revenue related to the acquisition of Dell by Dell Technologies in fiscal 2014.

•
Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with this transaction.

•
Stock-based Compensation. Non-cash stock-based compensation relates to both the Dell Technologies and SecureWorks equity plans. We exclude such expenses when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.

•
Other. Other include professional fees incurred by us in connection with our IPO and amounts expensed in the settlement of a legal matter. We are excluding these expenses for the purpose of calculating the non-GAAP financial measures presented below because we believe these items are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015

GAAP revenue	$429,502	$339,522	$262,130
Impact of purchase accounting	884	2,769	12,741
Non-GAAP revenue	$430,386	$342,291	$274,871

GAAP gross margin	$216,903	$155,713	$117,284
Amortization of intangibles	13,642	13,640	13,642
Impact of purchase accounting	1,160	2,932	12,903
Stock-based compensation expense	462	—	—
Other	—	4,868	—
Non-GAAP gross margin	$232,167	$177,153	$143,829

GAAP research and development expenses	$71,030	$69,598	$45,092
Stock-based compensation expense	(2,033)	(277)	(259)
Non-GAAP research and development expenses	$68,997	$69,321	$44,833

GAAP sales and marketing expenses	$124,950	$111,978	$85,046
Stock-based compensation expense	(1,068)	—	—
Non-GAAP sales and marketing expenses	$123,882	$111,978	$85,046

GAAP general and administrative expenses	$86,876	$80,145	$48,239
Amortization of intangibles	(14,094)	(14,660)	(16,168)

Impact of purchase accounting	(886)	(916)	(916)
Stock-based compensation expense	(5,320)	(564)	(526)
Other	(1,164)	(8,917)	—
Non-GAAP general and administrative expenses	$65,412	$55,088	$30,629

GAAP operating loss	$(65,953)	$(106,008)	$(61,093)
Amortization of intangibles	27,736	28,299	29,810
Impact of purchase accounting	2,046	3,848	13,819
Stock-based compensation expense	8,883	841	785
Other	1,164	13,786	—
Non-GAAP operating loss	$(26,124)	$(59,234)	$(16,679)

GAAP net loss	$(38,213)	$(72,381)	$(38,490)
Amortization of intangibles	27,736	28,299	29,810
Impact of purchase accounting	2,046	3,848	13,819
Stock-based compensation expense	8,883	841	785
Other	1,164	13,786	—
Aggregate adjustment for income taxes	(16,113)	(17,508)	(16,780)
Non-GAAP net loss	$(14,497)	$(43,115)	$(10,856)

GAAP net loss per share	$(0.49)	$(1.03)	$(0.55)
Amortization of intangibles	0.36	0.40	0.43
Impact of purchase accounting	0.03	0.05	0.20
Stock-based compensation expense	0.11	0.01	0.01
Other	0.01	0.20	—
Aggregate adjustment for income taxes	(0.21)	(0.25)	(0.25)
Non-GAAP net loss per share *	$(0.19)	$(0.62)	$(0.16)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(38,213)	$(72,381)	$(38,490)
Interest and other, net	(2,476)	6,569	142
Income tax benefit	(25,264)	(40,196)	(22,745)
Depreciation and amortization	39,425	40,638	41,425
Stock-based compensation expense	8,883	841	785
Impact of purchase accounting	884	2,769	12,741
Other	1,164	13,786	—
Adjusted EBITDA	$(15,597)	$(47,974)	$(6,142)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of February 3, 2017 represented approximately 86.9% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. Dell also has provided us with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Beginning in the third quarter of fiscal 2016, the costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements - Note 10—Related Party Transactions” in our consolidated financial statements included elsewhere in this report.

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as SecureWorks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Consolidated Financial Statements - Note 8—Income and Other Taxes” in our consolidated financial statements included in this report.

As a subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of February 3, 2017, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 10—Related Party Transactions” in our consolidated financial statements included in this report.

Since our IPO, we have instituted compensation policies and programs as a public company, such as an independent share-based compensation program, the expense for which differs from compensation expensed in periods prior to our IPO. In addition, we have become subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. Accordingly, we have incurred additional costs relating to internal audit, investor relations and stock administration, as well as other regulatory compliance costs.

As a result of the matters discussed above, our historical financial statements and the related financial information presented in this management’s discussion and analysis do not purport to reflect what our results of operations, financial position or cash flows would have been if we had operated as a stand-alone public company during all of the periods presented. For periods prior to August 1, 2015, the carve-out date, our financial information was derived from the accounting records of Dell and us, and required the use of estimates and assumptions. Effective August 1, 2015, assets and liabilities supporting our business were contributed by Dell to us where necessary. For a description of the basis of presentation and an understanding of the limitations of the financial statements, see “Notes to Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report.

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $99.6 million from the sale of shares of Class A common stock after deducting $12.4 million of underwriting discounts and commissions and unpaid offering expenses payable by us.

Components of Results of Operations

Revenue

We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of February 3, 2017, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to professional services is recognized as services are performed.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 80% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% is derived from professional services engagements. As we respond to the evolving needs of our clients, the relative mix of subscription-based solutions and professional services we provide our clients may fluctuate. International revenues, which we define as being contracted through non-U.S. entities, represented approximately 13% of our total net revenue in fiscal 2017 and 12% of our total net revenue in both fiscal 2016 and fiscal 2015. Although our international clients are located primarily in Europe and Canada, we provided managed security services to clients across 61 countries as of February 3, 2017.

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

Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide solutions to our clients, as well as perform other critical functions. Other expenses include amortization of equipment and costs associated with hardware provided to clients as part of their subscription services, amortization of technology licensing fees, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may expand or fluctuate.

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

▪
Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions offerings, including a portion of expenses related to our threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis, and product management. R&D expenses also encompass expenses related to the development of prototypes of new solutions offerings and allocated overhead. Our solutions offerings have generally been developed internally. We operate in a competitive and highly technical industry. Therefore, to maintain and extend our technology leadership, we intend to continue to invest in our R&D efforts by hiring more personnel to enhance our existing security solutions and to add complementary solutions.

•
Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include wages and benefits, sales commissions and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), client advocacy events, and other brand-building expenses, as well as allocated overhead.

▪
General and Administrative, or G&A, Expenses. General and administrative expenses include primarily the costs of human resources and recruiting, finance and accounting, legal support, management information and information security systems, facilities management, corporate development and other administrative functions, offset by allocations of information technology and facilities costs to other functions.

As we continue to grow our business, both domestically and internationally, we will invest in our sales capability, which will increase our sales and marketing expenses in absolute dollars. In addition, we expect to incur additional costs as we increase our G&A functions to further support stand-alone public company requirements.

Interest and Other, Net

Interest and other, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents. All foreign currency transaction adjustments are recorded as foreign currency gains (losses) in the Consolidated Statements of Operations. To date, we have had minimal interest income.

Income Tax Expense (Benefit)

Our effective tax rate was 39.8%, 35.7% and 37.1% for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively. The change in effective tax rate from fiscal 2016 to fiscal 2017 was primarily attributable to the recognition of tax benefits relating to research and development tax credits during fiscal 2017. The change in effective tax rate from fiscal 2015 to fiscal 2016 was primarily due to a change in the mix of geographic losses.

We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and us that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Consolidated Financial Statements—Note 8—Income and Other Taxes" in our consolidated financial statements included in this report.

Results of Operations

Fiscal 2017 Compared to Fiscal 2016

The following tables summarize our key performance indicators for the fiscal years ended February 3, 2017 and January 29, 2016.

	Fiscal Year Ended
	February 3, 2017			January 29, 2016
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$429,502	100.0%	26.5%	$339,522	100.0%
Cost of revenue	$212,599	49.5%	15.7%	$183,809	54.1%
Total gross margin	$216,903	50.5%	39.3%	$155,713	45.9%
Operating expenses	$282,856	65.9%	8.1%	$261,721	77.1%
Operating loss	$(65,953)	(15.4)%	(37.8)%	$(106,008)	(31.2)%
Net loss	$(38,213)	(8.9)%	(47.2)%	$(72,381)	(21.3)%

Other Financial Information (1)
Non-GAAP revenue	$430,386	100.0%	25.7%	$342,291	100.0%
Non-GAAP gross margin	$232,167	53.9%	31.1%	$177,153	51.8%
Non-GAAP operating expenses	$258,291	60.0%	9.3%	$236,387	69.1%
Non-GAAP operating loss	$(26,124)	(6.1)%	(55.9)%	$(59,234)	(17.3)%
Non-GAAP net loss	$(14,497)	(3.4)%	(66.4)%	$(43,115)	(12.6)%
Adjusted EBITDA	$(15,597)	(3.6)%	(67.5)%	$(47,974)	(14.0)%
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

Revenue

Net revenue, which we refer to as revenue, increased $90.0 million, or 26.5%, for fiscal 2017, which has 53 weeks, compared to fiscal 2016, which had 52 weeks. Adjusting for the additional week in fiscal 2017, revenue increased $81.0 million, or 23.9%. On a non-GAAP basis, revenue increased $88.1 million, or 25.7%, for fiscal 2017. Adjusting for the additional week in fiscal 2017, non-GAAP revenue increased approximately $79.2 million, or 23.1%.

This revenue increase resulted primarily from an increase in revenue generated by subscription-based solutions, as such revenue attributable to these solutions represented approximately 80% of net revenue for the fiscal 2017. The number of clients subscribing to such solutions grew approximately 5% over fiscal 2016, while existing clients continued to increase their purchases of our solutions. In addition, beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Such services totaled approximately $22.0 million and $7.5 million for fiscal 2017 and fiscal 2016, respectively. For more information regarding the commercial agreements, see "Notes to Consolidated Financial Statements—Note 10—Related Party Transactions" in our consolidated financial statements included elsewhere in this report.

We primarily generate revenue from sales in the United States. However, during fiscal 2017, international revenues, which we define as being contracted through non-U.S. entities, increased to $54.1 million. Currently, our international clients are primarily located in Europe and Canada. We are focused on continuing to grow our international client base in future periods

Gross Margin

Our total gross margin increased $61.2 million, or 39.3%, for fiscal 2017. Adjusting for the additional week in fiscal 2017, gross margin increased $55.9 million, or 35.9%. This increase was mainly due to the increase in revenue for fiscal 2017. The gross margin percentage increased 460 basis points to 50.5% for fiscal 2017. The increase in gross margin percentage was mainly driven by efficiencies as we continue to leverage our global service delivery model.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $55.0 million, or 31.1%, for fiscal 2017. Adjusting for the additional week in fiscal 2017, non-GAAP gross margin increased $49.7 million, or 28.1%

Operating Expenses

The following table presents information regarding our operating expenses during the fiscal years ended February 3, 2017 and January 29, 2016.

	Fiscal Years Ended
	February 3, 2017			January 29, 2016
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$71,030	16.5%	2.1%	$69,598	20.5%
Sales and marketing	124,950	29.1%	11.6%	111,978	33.0%
General and administrative	86,876	20.2%	8.4%	80,145	23.6%
Total operating expenses	$282,856	65.9%	8.1%	$261,721	77.1%

Other Financial Information
Non-GAAP research and development	$68,997	16.0%	(0.5)%	$69,321	20.3%
Non-GAAP sales and marketing	123,882	28.8%	10.6%	111,978	32.7%
Non-GAAP general and administrative	65,412	15.2%	18.7%	55,088	16.1%
Non-GAAP operating expenses (1)	$258,291	60.0%	9.3%	$236,387	69.1%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

As discussed in "Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies" and "Notes to Consolidated Financial Statements—Note 11—Unaudited Quarterly Results of Operations" in our consolidated financial statements included elsewhere in this report, for all periods presented, we reclassified certain operating expenses among operating expense categories to reflect how we view and operate our business.

Research and Development Expenses. R&D expenses increased $1.4 million, or 2.1%, for fiscal 2017, primarily due to the extra week in that fiscal year. The consistency of R&D expenses over the two fiscal years reflected our greater utilization of more cost-effective off-shore development resources. As a percentage of revenue, R&D expenses decreased 400 basis points to 16.5% for fiscal 2017. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 430 basis points to 16.0% for fiscal 2017.

Sales and Marketing Expenses. S&M expenses increased $13.0 million, or 11.6%, for fiscal 2017. The increase for the current fiscal year was primarily attributable to an increase in compensation-related expenses related to our investment in additional sales and support personnel. As a percentage of revenue, S&M expenses decreased 390 basis points to 29.1% for fiscal 2017. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 390 basis points to 28.8% for fiscal 2017.

General and Administrative Expenses. G&A expenses increased $6.7 million, or 8.4%, for fiscal 2017. The increase primarily reflected the costs of an increase in administrative functions to operate on a stand-alone basis and as a publicly-traded company. As a percentage of revenue, G&A expenses decreased 340 basis points to 20.2% for fiscal 2017. This decrease resulted from the increase in revenue for fiscal 2017, the effect of which was partially offset by investment in personnel. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 90 basis points to 15.2% for fiscal 2017.

Operating Loss

Our GAAP operating loss decreased $40.1 million, or 37.8%, for fiscal 2017. As a percentage of revenue, our operating loss decreased to 15.4% for fiscal 2017. Operating loss on a GAAP basis includes amortization of intangible assets purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue decreased to 6.1% for fiscal 2017. Overall, decreases in both GAAP and non-GAAP operating loss on a dollar basis and as a percentage of revenues were driven by increased revenue and gross margin, which grew at a faster rate than the increase in operating expenses due to increasing economies of scale.

Interest and Other, net

Our interest and other reflected income of $2.5 million for fiscal 2017 compared to $6.6 million of expense for fiscal 2016. During fiscal 2016, we issued convertible notes which were accounted for at fair value. Changes to fair value of the convertible notes were recognized through earnings, and totaled approximately $5.5 million of expense during fiscal 2016 and $0.1 million in fiscal 2017. In fiscal 2017, the convertible notes were converted into shares of our Class A common stock at the closing of the IPO. The change in interest and other also reflected the effects of foreign currency translation which resulted in $2.4 million of income for fiscal 2017 compared to $0.3 million of expense for fiscal 2016.

Net Loss

Our net loss decreased $34.2 million, or 47.2%, for fiscal 2017. Net loss on a non-GAAP basis decreased $28.6 million, or 66.4%, for fiscal 2017. Overall, this reduction in net loss was due to the decreases in operating loss discussed above.

Fiscal 2016 Compared to Fiscal 2015

The following tables summarize our key performance indicators for the fiscal years ended January 29, 2016 and January 30, 2015.

	Fiscal Year Ended
	January 29, 2016			January 30, 2015
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$339,522	100.0%	29.5%	$262,130	100.0%
Cost of revenue	$183,809	54.1%	26.9%	$144,846	55.3%
Total gross margin	$155,713	45.9%	32.8%	$117,284	44.7%
Operating expenses	$261,721	77.1%	46.7%	$178,377	68.0%
Operating loss	$(106,008)	(31.2)%	73.5%	$(61,093)	(23.3)%
Net loss	$(72,381)	(21.3)%	88.1%	$(38,490)	(14.7)%

Other Financial Information (1)
Non-GAAP revenue	$342,291	100.0%	24.5%	$274,871	100.0%
Non-GAAP gross margin	$177,153	51.8%	23.2%	$143,829	52.3%
Non-GAAP operating expenses	$236,387	69.1%	47.3%	$160,508	58.4%
Non-GAAP operating loss	$(59,234)	(17.3)%	255.1%	$(16,679)	(6.1)%
Non-GAAP net loss	$(43,115)	(12.6)%	297.2%	$(10,856)	(3.9)%
Adjusted EBITDA	$(47,974)	(14.0)%	681.1%	$(6,142)	(2.2)%
_____________________

(1)
See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP revenue.

Revenue

During fiscal 2016, revenue increased 30% and 25% on a GAAP and non-GAAP basis, respectively. Overall, these increases resulted primarily from an increase in revenue from subscription-based solutions, as revenue attributable to these solutions increased $64.7 million on a GAAP basis and $54.7 million on a non-GAAP basis during fiscal 2016. The number of clients subscribing to such solutions grew approximately 11%, while existing clients continued to increase their purchases of our solutions. In addition, revenue from our professional services offerings increased $12.7 million on both a GAAP and non-GAAP basis during fiscal 2016. Beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Such services totaled approximately $7.5 million during fiscal 2016. For more information regarding the commercial agreements, see “Notes to Consolidated Financial Statements—Note 10—Related Party Transactions” in our consolidated financial statements in this report.

Revenue on a GAAP basis includes purchase accounting adjustments related to deferred revenue for Dell’s going-private transaction. The purchase accounting adjustments totaled $2.8 million for fiscal 2016 and $12.7 million for fiscal 2015. Prices for our information security solutions were relatively consistent during the current year, and accordingly the impact of pricing changes did not significantly affect our revenue growth in fiscal 2016.

During fiscal 2016, international revenue, which we define as being contracted through non-U.S. entities, increased to $41.2 million.

Gross Margin

During fiscal 2016, our total gross margin in dollars increased 33% to $155.7 million on a GAAP basis and increased 23% to $177.2 million on a non-GAAP basis. The increases were attributable to an increase in revenue during the period.

During fiscal 2016, gross margin percentage increased 120 basis points to 45.9% on a GAAP basis. The increase in GAAP gross margin percentage was primarily driven by lower purchase accounting adjustments in fiscal 2016 compared to fiscal 2015. During fiscal 2016, gross margin percentage on a non-GAAP basis was 51.8%, which was effectively unchanged from fiscal 2015.

Gross margin on a GAAP basis for fiscal 2016 and fiscal 2015 includes $16.6 million and $26.5 million, respectively, in amortization of intangibles and purchase accounting adjustments, with the decline primarily related to decreases in purchase accounting adjustments for deferred revenue. In addition, gross margin for fiscal 2016 includes $4.9 million related to the settlement of a legal proceeding.

Operating Expenses
The following table presents information regarding our operating expenses during the fiscal years ended January 29, 2016 and January 30, 2015.

	Fiscal Years Ended
	January 29, 2016			January 30, 2015
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$69,598	20.5%	54.3%	$45,092	17.2%
Sales and marketing	111,978	33.0%	31.7%	85,046	32.4%
General and administrative	80,145	23.6%	66.1%	48,239	18.4%
Total operating expenses	$261,721	77.1%	46.7%	$178,377	68.0%

Other Financial Information
Non-GAAP research and development	$69,321	20.3%	54.6%	$44,833	16.3%
Non-GAAP sales and marketing	111,978	32.7%	31.7%	85,046	30.9%
Non-GAAP general and administrative	55,088	16.1%	79.9%	30,629	11.1%
Non-GAAP operating expenses (1)	$236,387	69.1%	47.3%	$160,508	58.4%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $24.5 million, or 54.3%, for fiscal 2016. The increase was primarily attributable to costs incurred in augmenting our R&D staff. As a percentage of revenue, R&D expenses increased 330 basis points to 20.5% for fiscal 2016. On a non-GAAP basis, excluding stock-based compensation expense, R&D expenses as a percentage of revenue increase 400 basis points to 20.3% for fiscal 2016.

Sales and Marketing Expenses. S&M expenses increased $26.9 million, or 31.7%, for fiscal 2016. The increase for the current fiscal year was mainly due to an increase in compensation-related expenses related to investment in sales and support personnel. As a percentage of revenue, S&M expenses increased 60 basis points to 33.0% for fiscal 2016. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 180 basis points to 32.7% for fiscal 2016.

General and Administrative Expenses. G&A expenses increased $31.9 million, or 66.1%, for fiscal 2016. The increase primarily reflected the costs of an increase in administrative functions to operate on a stand-alone basis and as a publicly-traded company. As a percentage of revenue, G&A expenses increased 520 basis points to 23.6% for fiscal 2016. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 500 basis points to 16.1% for fiscal 2016. These increases resulted from the rate of growth in G&A expenses exceeding the rate of growth in revenue, which was driven by the factors noted above.

Operating Loss

During fiscal 2016, we generated a GAAP operating loss of $106.0 million, representing an operating loss percentage of 31.2%. In comparison, during fiscal 2015, we generated a GAAP operating loss of $61.1 million, which represented an operating loss percentage of 23.3%. On a non-GAAP basis, during fiscal 2016, we generated an operating loss of $59.2 million, representing an operating loss percentage of 17.3%. In comparison, during fiscal 2015, we generated a non-GAAP operating loss of $16.7 million, which represented an operating loss percentage of 6.1%.

Overall, these increases in both GAAP and non-GAAP operating loss were driven by increases in operating expenses, as we continue to invest in our business by adding sales, support, and research and development personnel and to establish administrative functions to operate on a stand-alone basis. The effect of higher operating expenses was partially offset by an increase in revenue. As a percentage of total revenue, the increases in both GAAP and non-GAAP operating loss during fiscal 2016 were largely attributable to increases in operating expense percentages, as we made strategic investments in the business, the benefits of which we expect to realize over time in the form of increased revenue.

Operating loss on a GAAP basis for fiscal 2016 and fiscal 2015 includes $32.1 million and $43.6 million, respectively, in amortization of intangibles and purchase accounting adjustments. In addition, for fiscal 2016, operating loss on a GAAP basis included $4.9 million for amounts accrued related to the settlement of a legal proceeding and $8.9 million in related costs.

Interest and Other, net

During fiscal 2016, we issued convertible notes that were accounted for at fair value. Changes to fair value were recognized through earnings, and totaled approximately $5.5 million during the fiscal year. No convertible notes were outstanding during fiscal 2015.
Net Loss
During fiscal 2016, our net loss on a GAAP basis increased to $72.4 million, compared to a net loss of $38.5 million for fiscal 2015. Net loss on a non-GAAP basis during fiscal 2016 increased to $43.1 million, compared to $10.9 million for fiscal 2015. Overall, these increases were attributable to increases in operating losses.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
Following our IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as described below. We believe that our cash on hand, which includes the net proceeds from our IPO not yet invested in our business, and our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements. After the end of fiscal 2017, the original term of our facility with Dell was extended on the same terms for an additional one-year term.

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	February 3, 2017	January 29, 2016
	(in thousands)

Cash and cash equivalents	$116,595	$33,422
Accounts receivable, net	$113,546	$116,357

At February 3, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $116.6 million and accounts receivable of $113.5 million. Our cash and cash equivalents balance at February 3, 2017 consisted primarily of net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 48% of our recurring revenue in advance and approximately 52% on either a monthly or a quarterly basis. Invoiced accounts receivable are usually collected over a period of 30 to 120 days. As of February 3, 2017, our accounts receivable, net decreased compared to January 29, 2016. This decline resulted primarily from a large customer switching from annual billing in fiscal 2016 to monthly billing in fiscal 2017 and the favorable impact of the additional week in fiscal 2017. These factors were partially offset by the impact of higher revenues on accounts receivable. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. As of February 3, 2017 and January 29, 2016, the allowance for doubtful accounts was $6.1 million and $4.5 million, respectively. The increase in the allowance for doubtful accounts was due to growth in revenues and the impact of longer-aged receivables. Based on our assessment, we believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. The current term of the facility will expire on April 21, 2018. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of February 3, 2017.

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

Cash Flows

Our consolidated statements of cash flows for the three fiscal years ended February 3, 2017 include periods prior to August 1, 2015, the effective date of our carve-out from Dell. For periods prior to the carve-out on August 1, 2015, certain financial information is derived from the accounting records of Dell and our company. During the pre-carve-out periods, Dell funded our operating and investing activities as needed and transferred our excess cash at its discretion. These cash transfers are reflected as a component of stockholders' equity within our consolidated statements of financial position, and, accordingly, are classified as a change in cash from financing activities in our consolidated statements of cash flows.

Because we did not manage working capital independently from Dell prior to the carve-out, the summary of our statements of cash flows that include periods prior to the carve-out date does not purport to reflect what our cash flows would have been if we had operated as a stand-alone company for the entire period.

	Fiscal Years Ended
	February 3, 2017	January 29, 2016
	(in thousands)
Net change in cash from:
Operating activities	$(6,838)	$(9,843)
Investing activities	(19,361)	(9,023)
Financing activities	109,372	45,619
Change in cash and cash equivalents	$83,173	$26,753

•
Operating Activities — Cash used by operating activities totaled $6.8 million and $9.8 million for fiscal 2017 and fiscal 2016, respectively. Operating cash flows benefited from a lower net loss and an increase in stock-based compensation, but were offset to a large extent by the effects of operating as a stand-alone company and the settlement of our net payable to Dell existing at the beginning of the year as discussed below.

We began the year with a net payable to Dell of $21.7 million, which primarily represented amounts directly paid by Dell on our behalf to our vendors for payables and purchase orders that were outstanding as of August 1, 2015, the effective date of our agreements with Dell governing the commercial arrangements between our two companies. In addition, on a continuing basis, we incur liabilities to Dell for charges under the various commercial agreements in place as discussed above, and for costs Dell continues to pay directly on our behalf, such as the cost of SecureWorks employee benefits provided for under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell.
During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. As a result, the amount due to Dell declined to approximately $10.2 million as of February 3, 2017. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.

•
Investing Activities — Cash used in investing activities totaled $19.4 million and $9.0 million for fiscal 2017 and fiscal 2016, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure. In addition, fiscal 2017 includes investments in network upgrades, development of our software defined data center and implementation of a new and upgraded back office systems and platforms to facilitate our expected growth.

•
Financing Activities — Cash flows from financing activities totaled $109.4 million and $45.6 million for fiscal 2017 and fiscal 2016, respectively. Financing activities for fiscal 2017 included $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016. Financing activities for fiscal 2016 consisted of cash transfers from Dell of approximately $24.4 million and $22.5 million in cash proceeds from our sale of convertible notes.

	Fiscal Years Ended
	January 29, 2016	January 30, 2015
	(in thousands)
Net change in cash from:
Operating activities	$(9,843)	$2,232
Investing activities	(9,023)	(9,542)
Financing activities	45,619	11,553
Change in cash and cash equivalents	$26,753	$4,243

•
Operating Activities — Cash used in operating activities totaled $9.8 million during fiscal 2016, compared to cash generated from operating activities of $2.2 million during fiscal 2015. The decline in operating cash flows in fiscal 2016 from fiscal 2015 was primarily attributable to a greater net loss during fiscal 2016, adjusted for non-cash items.

•
Investing Activities — Cash used in investing activities totaled $9.0 million and $9.5 million during fiscal 2016 and fiscal 2015, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support data center and facility infrastructure.

•
Financing Activities — Cash flows provided by financing activities totaled $45.6 million and $11.6 million during fiscal 2016 and fiscal 2015, respectively. Financing activities for fiscal 2016 included $22.5 million in cash proceeds from our sale of the convertible notes and $24.4 million in cash transfers from Dell. Financing activities in fiscal 2015 consisted entirely of cash transfers from Dell.

Contractual Cash Obligations

Contractual cash obligations are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$4,536	$8,027	$2,179	$246	$14,988
Purchase obligations	9,346	2,451	739	—	12,536
Credit facilities and other(1)	1,923	1,123	—	—	3,046
Total	$15,805	$11,601	$2,918	$246	$30,570
__________________

(1)
Other reflects purchase obligations of annual maintenance services for hardware systems for internal use from a related party. See also "Notes to Consolidated Financial Statements—Note 10—Related Party Transactions" in our consolidated financial statements included in this report.

For information about operating leases and purchase obligations, see "Notes to Consolidated Financial Statements—Note 6—Commitments and Contingencies" in our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of February 3, 2017, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have a significant impact on our results are described in “Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies.” The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

Revenue Recognition. We derive revenue primarily from two sources: (1) subscription revenue related to managed security and threat intelligence solutions; and (2) professional services, including security and risk consulting and incident response solutions.

Revenue is considered realized and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to our client is fixed and determinable and collection of the resulting receivable is reasonably assured.

Multiple-Element Arrangements. Our professional services contracts are typically sold separately from our subscription-based solutions. For subscription offerings, revenue arrangements typically include subscription security solutions, hardware that is essential to the delivery of the solutions, and maintenance agreements. The nature and terms of these multiple deliverable arrangements will vary based on the customized needs of our clients. A multiple-element arrangement is separated into more than one unit of accounting if both of the following criteria are met:

▪	the item has value to the client on a stand-alone basis; and

▪	if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in our control.

If these criteria are not met, the arrangement is accounted for as a single unit of accounting, which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of the date such criteria are met or the date the last undelivered element is delivered. If these criteria are met for each element, consideration is allocated to each deliverable based on its relative selling price.

Subscription-Based Solutions. Subscription-based solutions arrangements typically include security solutions, the associated hardware appliance, up-front installation fees and maintenance agreements, which are all typically deferred and recognized over the life of the related agreement. The hardware appliance contains software components that do not provide customers with the right to take possession of software licenses supporting the solutions. Therefore, software is considered essential to the functionality of the associated hardware, and, accordingly, is excluded from the accounting guidance that is specific to the software industry. We have determined that the hardware appliance included in the subscription-based solutions arrangements does not have stand-alone value to the client and is required to access our Counter Threat Platform. The related maintenance agreements support the associated hardware and similarly do not have stand-alone value to the client. Therefore, we recognize revenue for these arrangements as a single unit of accounting. The revenue and any related costs for these deliverables is recognized ratably over the contract term, beginning on the date on which the solution is made available to clients. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.

We have determined that we are the primary obligor in any arrangements that include third-party hardware sold in connection with our solutions, and, accordingly, we recognize this revenue on a gross basis.

Professional Services. Our professional services consist primarily of fixed-fee and retainer based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time- and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill and indefinite-lived intangible assets are impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. We have determined that we have a single goodwill reporting unit, and, accordingly, for the quantitative analysis, we compare the fair value of this goodwill reporting unit to its carrying values. Based on the results of the annual impairment test, the fair value of our reporting unit exceeded its carrying value and no impairment of goodwill or indefinite-lived intangible assets existed at our test date of October 28, 2016. Subsequently, no events occurred through our February 3, 2017 year end that would indicate an impairment exists.

Stock-Based Compensation. Our compensation programs include grants under Dell’s share-based payment plans and, since the IPO date, grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. In general, the fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years. We estimated a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

Loss Contingencies. We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can reasonably be estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Recently Issued Accounting Pronouncements

Information about recently issued accounting pronouncements is presented in “Notes to Consolidated Financial Statements— Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of SecureWorks Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SecureWorks Corp. and its subsidiaries as of February 3, 2017 and January 29, 2016, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 29, 2017

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	February 3, 2017	January 29, 2016

ASSETS
Current assets:
Cash and cash equivalents	$116,595	$33,422
Accounts receivable, net	113,546	116,357
Inventories, net	1,947	3,549
Other current assets	51,947	26,211
Total current assets	284,035	179,539
Property and equipment, net	31,153	22,766
Goodwill	416,487	416,487
Purchased intangible assets, net	261,921	289,657
Other non-current assets	5,704	9,336
Total assets	$999,300	$917,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,119	$22,126
Accrued and other	59,704	60,407
Short-term deferred revenue	119,909	109,467
Short-term debt	—	27,993
Total current liabilities	203,732	219,993
Long-term deferred revenue	14,752	18,352
Other non-current liabilities	89,392	90,984
Total liabilities	307,876	329,329
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 10,566 issued and outstanding	107	—
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	854,907	711,923
Accumulated deficit	(160,859)	(122,646)
Accumulated other comprehensive loss	(3,431)	(1,521)
Total stockholders' equity	691,424	588,456
Total liabilities and stockholders' equity	$999,300	$917,785
 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015

Net revenue	$429,502	$339,522	$262,130
Cost of revenue	212,599	183,809	144,846
Gross margin	216,903	155,713	117,284
Research and development	71,030	69,598	45,092
Sales and marketing	124,950	111,978	85,046
General and administrative	86,876	80,145	48,239
Total operating expenses	282,856	261,721	178,377
Operating loss	(65,953)	(106,008)	(61,093)
Interest and other, net	2,476	(6,569)	(142)
Loss before income taxes	(63,477)	(112,577)	(61,235)
Income tax benefit	(25,264)	(40,196)	(22,745)
Net loss	$(38,213)	$(72,381)	$(38,490)

Net loss per common share (basic and diluted)	$(0.49)	$(1.03)	$(0.55)
Weighted-average common shares outstanding (basic and diluted)	77,635	70,000	70,000

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Net loss	$(38,213)	$(72,381)	$(38,490)
Foreign currency translation adjustments, net of zero tax	(1,910)	(1,496)	124
Comprehensive loss	$(40,123)	$(73,877)	$(38,366)
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Cash flows from operating activities:
Net loss	$(38,213)	$(72,381)	$(38,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,425	40,638	41,425
Change in fair value of convertible notes	132	5,493	—
Stock-based compensation expense	8,883	841	785
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(2,239)	836	137
Income tax benefit	(25,264)	(40,196)	(22,745)
Other non cash impacts	—	4,792	7,202
Excess tax benefit from share-based payment	(221)	—	—
Provision for doubtful accounts	2,613	4,661	768
Changes in assets and liabilities:
Accounts receivable	956	(52,443)	(24,527)
Due to / from parent	(15,582)	21,691	—
Inventories	1,610	(1,179)	(1,389)
Other assets	(139)	(10,065)	(3,856)
Accounts payable	2,041	2,311	5,570
Deferred revenue	7,185	34,591	34,275
Accrued and other liabilities	11,975	50,567	3,077
Net cash provided by (used in) operating activities	(6,838)	(9,843)	2,232
Cash flows from investing activities:
Capital expenditures	(19,361)	(9,023)	(9,542)
Net cash used in investing activities	(19,361)	(9,023)	(9,542)
Cash flows from financing activities:
Proceeds from initial public offering, net	99,604	—	—
Capital contribution from parent, net	9,547	—	—
Excess tax benefit from share-based payment	221	—	—
Transfers from parent, net	—	24,383	11,553
Payment of deferred offering costs	—	(1,264)	—
Issuance of convertible notes	—	22,500	—
Net cash provided by financing activities	109,372	45,619	11,553
Net increase in cash and cash equivalents	83,173	26,753	4,243
Cash and cash equivalents at beginning of the period	33,422	6,669	2,426
Cash and cash equivalents at end of the period	$116,595	$33,422	$6,669

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$28,125	$—	$—
Financed capital expenditures	$800	$—	$—
Income taxes paid	$910	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, January 31, 2014	—	—	70,000	700	$641,552	$(11,775)	$(149)	$630,328
Net loss	—	—	—	—	—	(38,490)	—	(38,490)
Other comprehensive loss	—	—	—	—	—	—	124	124
Capital contribution from parent, net					14,179			14,179
Stock-based compensation	—	—	—	—	785	—	—	785
Balances, January 30, 2015	—	—	70,000	700	$656,516	$(50,265)	$(25)	$606,926
Net loss	—	—	—	—	—	(72,381)	—	(72,381)
Other comprehensive loss	—	—	—	—	—	—	(1,496)	(1,496)
Capital contribution from parent, net					54,566			54,566
Stock-based compensation	—	—	—	—	841	—	—	841
Balances, January 29, 2016	—	—	70,000	700	$711,923	$(122,646)	$(1,521)	$588,456
Net loss	—	—	—	—		(38,213)	—	(38,213)
Other comprehensive loss	—	—	—	—	—	—	(1,910)	(1,910)
Issuance of common stock in connection with initial public offering, net of offering costs	8,000	80	—	—	96,246	—	—	96,326
Conversion of convertible notes to common stock in connection with initial public offering	2,009	20	—	—	28,105	—	—	28,125
Restricted Stock	557	6	—	—	(17)	—	—	(11)
Capital contribution from parent, net	—	—	—	—	9,547	—	—	9,547
Stock-based compensation	—	—	—	—	8,883	—	—	8,883
Excess tax benefit from share-based payment	—	$—	—	$—	$221	$—	$—	$221
Balances, February 3, 2017	10,566	$106	70,000	$700	$854,908	$(160,859)	$(3,431)	$691,424
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “SecureWorks” or the “Company”) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting the Company's clients from cyber attacks. The Company's solutions enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents and predict emerging threats.

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

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, “Dell” or “Parent”). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. (“Dell Technologies”), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of February 3, 2017 represented approximately 86.9% of the Company's total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of the Company's outstanding common stock.

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

In connection with the IPO, the Company created certain new foreign legal entities that became consolidated subsidiaries of SecureWorks Corp. After their formation and generally effective on August 1, 2015, the carve-out date, the new subsidiaries of SecureWorks Corp. received transfers of net assets from other Dell legal entities of businesses that have been included in the historical combined financial statements of the Company. The net assets were transferred by Dell for no consideration, at their carrying values, which represented Dell’s historical costs and which constitute the basis reflected in these historical combined financial statements. Because these businesses already have been included in the historical combined financial statements for all periods, the sole impact of the transfers was the completion of the legal reorganization of entities under common control and the presentation of the resulting change in the reporting entity under Accounting Standards Codification (“ASC”) 805 – Business Combinations. Because SecureWorks Corp. legally owned all of the businesses reflected in the previously presented combined financial statements as of January 29, 2016, the presentation as of such date is of a consolidated business, with the only effect

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

being the reclassification of the previously reported balances in net parent investment as common stock, additional paid in capital and accumulated deficit of SecureWorks Corp.

Initial Public Offering

On April 27, 2016, the Company completed its IPO in which it issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. The Company received net proceeds of $99.6 million from the sale of shares of Class A common stock, after deducting underwriting discounts and commissions and unpaid offering expenses payable by the Company of $12.4 million.

Upon the closing of the IPO, all of the Company's convertible notes automatically converted into 2,008,924 shares of the Class A common stock. For more information regarding the convertible notes see "Note 5—Debt."

Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, for periods prior to the carve-out date, were derived from the accounting records of Dell and the Company, whereby certain transactions are outside SecureWorks Corp. Beginning in the third quarter of fiscal 2016, the costs of these services were charged in accordance with a shared services agreement between the Company and Dell that went into effect on August 1, 2015. The Company’s results of operations, particularly prior to the carve-out date, are not necessarily indicative of its future performance and do not reflect what the Company’s financial performance would have been had it been a stand-alone public company during all periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements. The consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Assets and liabilities that are specifically identifiable or otherwise attributable to the Company, such as intangible assets, are included in the Consolidated Statements of Financial Position. Debt held by Dell, and related interest expense have not been allocated to SecureWorks for any of the periods presented as these borrowings were not directly attributable to the Company’s operations. Cash transfers between the Company and Dell prior to August 1, 2015 have been included in these financial statements as a component of permanent equity, as such amounts do not require repayment. The total net effect of these transfers is reflected in the Consolidated Statements of Financial Position and the Consolidated Statements of Stockholders' Equity as transfers from Parent and in the Consolidated Statements of Cash Flows as a financing activity.

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided the Company with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. As discussed above, beginning in the third quarter of fiscal 2016, the costs of these services were charged in accordance with the shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Note 10-Related Party Transactions.”

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See “Note 8—Income and Other Taxes” for more information.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ending February 3, 2017, January 29, 2016, and January 30, 2015 as fiscal 2017, fiscal 2016, and fiscal 2015,

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

respectively. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter, and fiscal 2016 and fiscal 2015 included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining cost of revenue, allocating cost in the form of depreciation and amortization and estimating the impact of contingencies. In the Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Consolidated Statements of Operations. Actual results could differ from these estimates.

Out-of-Period Adjustments

The financial statements presented for the fiscal year ended January 29, 2016 include adjustments to correct errors related to the fiscal year ended January 30, 2015. For the fiscal year ended January 29,2016, the out-of-period adjustments increased loss before taxes and net loss by approximately $3.7 million and $2.4 million, respectively. The out-of-period adjustments primarily relate to the timing of services revenue, recognition, cost of sales of hardware equipment sold but not expensed, and compensation expense from fiscal 2015 not recorded. Because management concluded these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in fiscal 2016 was not material to the financial statements presented, the Company recorded the correction of these errors in its fiscal 2016 financial statements presented in its registration statement on Form S-1 filed in connection with the IPO.
Reclassification
Certain amounts in prior fiscal years have been reclassified to conform with the presentation in the current fiscal year. See "Note 2—Significant Accounting Policies."

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. As of February 3, 2017 and January 29, 2016, cash and cash equivalents is comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market instruments are valued using quoted market prices and are included as Level 1 inputs.

Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Accounts receivable are charged against the allowance for doubtful accounts when deemed uncollectable. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of February 3, 2017 and January 29, 2016, the allowance for doubtful accounts was $6.1 million and $4.5 million, respectively.

Unbilled accounts receivable included in accounts receivable, totaling $9.4 million and $10.5 million as of February 3, 2017 and January 29, 2016, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming year.

Fair Value Measurements. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature.

Inventories. Inventories consist of finished goods, which include hardware devices such as servers, log retention devices, and appliances that are sold in connection with the Company’s multiple-element solutions offerings. Inventories are stated at lower of cost or market, with cost being determined on a first-in, first-out (FIFO) basis.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Prepaid Maintenance and Support Agreements. Prepaid maintenance and support agreements represent amounts paid to third-party service providers for maintenance, support and software license agreements in connection with the Company’s obligations to provide maintenance and support services. The prepaid maintenance and support agreement balance is amortized on a straight-line basis over the contract term and is primarily recognized as a component of cost of revenue. Amounts that are expected to be amortized within one year are recorded in other current assets and the remaining balance is recorded in other non-current assets.

Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, depreciation expense was $11.7 million, $12.3 million and $11.6 million, respectively. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for triggering events on a quarterly basis. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill and indefinite-lived intangible assets are impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative analysis of the goodwill impairment test. The Company has determined that it has a single goodwill reporting unit, and, accordingly, for the quantitative analysis, it compares the fair value of this goodwill reporting unit to its carrying values.

Foreign Currency Translation. During the periods presented, SecureWorks primarily operated in the United States. For the majority of the Company’s international businesses, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Statements of Operations within interest and other, net. These transaction gains totaled $2.2 million, $0.8 million and $0.1 million in the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015,

Deferred Offering Costs. Deferred offering costs consisted primarily of direct incremental costs related to the Company’s initial public offering of its common stock. Approximately $4.3 million of deferred offering costs are included in other non-current assets in the Statements of Financial Position as of January 29, 2016, of which approximately $2.0 million of such costs were incurred prior to August 1, 2015 and were paid by Dell. Upon the completion of the initial public offering, these amounts were offset against the proceeds of the offering.

Revenue Recognition. SecureWorks derives revenue primarily from two sources: (1) subscription revenue related to managed security and threat intelligence solutions; and (2) professional services, including security and risk consulting and incident response solutions.

Revenue is considered realized and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to its customer is fixed or determinable and collection of the resulting receivable is reasonably assured.

Multiple-Element Arrangements

Professional services contracts are typically sold separately from subscription-based solutions. For subscription offerings, revenue arrangements typically include subscription security solutions, hardware that is essential to the delivery of the service, and maintenance agreements. The nature and terms of these multiple deliverable arrangements will vary based on the customized needs of clients. A multiple-element arrangement is separated into more than one unit of accounting if both of the following criteria are met:

▪	the item has value to the client on a stand-alone basis; and

▪	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

If these criteria are not met, the arrangement is accounted for as a single unit of accounting, which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, consideration is allocated to the deliverables based on its relative selling price.

Subscription-Based Solutions

Subscription-based arrangements typically include security solutions, the associated hardware appliance, up-front installation fees and maintenance agreements, which are all typically deferred and recognized over the life of the related agreement. The hardware appliance contains software components that do not provide customers with the right to take possession of software licenses supporting the solutions. Therefore, software is considered essential to the functionality of the associated hardware, and, accordingly, is excluded from the accounting guidance that is specific to the software industry. The Company has determined that the hardware appliance included in the subscription-based solutions arrangements does not have stand-alone value to the customer and is required to access the Company’s Counter Threat Platform. The related maintenance agreements support the associated hardware and similarly do not have stand-alone value to the customer. The related installations fees are non-refundable and also do not have stand-alone value to the customer. Therefore, SecureWorks recognizes revenue for these arrangements as a single unit of accounting. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to clients. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.

The Company has determined that it is the primary obligor in any arrangements that include third-party hardware sold in connection with its solutions, and, accordingly, the Company recognizes this revenue on a gross basis.

Professional Services

Professional services consist primarily of fixed-fee and retainer based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrently with specific revenue-producing transactions.

Deferred Revenue. Deferred revenue represents amounts contractually billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as long-term deferred revenue.

Cost of Revenue. Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain the Counter Threat Platform and provide support services to clients, as well as perform other critical functions. Other expenses include depreciation of equipment and costs associated with maintenance agreements for hardware provided to clients as part of their subscription-based solutions. In addition, cost of revenue includes amortization of technology licensing fees, fees paid to contractors who supplement or support solutions offerings, maintenance fees and overhead allocations.

Research and Development Costs. Research and development costs are expensed as incurred. Research and development expenses include compensation and related expenses for the continued development of solutions offerings, including a portion of expenses related to the threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis and product management. In addition, expenses related to the development and prototype of new solutions offerings also are included in research and development costs, as well as allocated overhead. The Company’s solutions offerings have generally been developed internally.

Sales and Marketing. Sales and marketing expense includes wages and benefits, sales commissions and related expenses for sales and marketing personnel, travel and entertainment, marketing and advertising programs, including lead generation, client advocacy events, other brand-building expenses, and allocated overhead. Advertising costs are expensed as incurred and were $12.8 million, $13.0 million, and $9.7 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

General, and Administrative. General and administrative expense primarily includes the costs of human resources and recruiting, finance and accounting, legal support, management information systems and information security systems, facilities management and other administrative functions, offset by allocations of information technology and facilities costs to other functions.

Software Development Costs. Qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. In order to expedite delivery of the Company’s security solutions, the application stage typically commences before the preliminary development stage is completed. Accordingly, no significant software development costs have been capitalized during any period presented.

Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, SecureWorks considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event SecureWorks determines all or part of the net deferred tax assets are not realizable in the future, it will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents.

During the periods presented in the financial statements, the Company did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by the Company when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group.

Commissions. The Company defers certain commission costs that are incremental and directly related to the acquisition of a service contract. When clients pay for one or more years of service in advance, sales commissions are paid 50% in the month subsequent to the execution of the service contract and the remaining 50% over the following 12 months. The Company recognizes the sales commission expense related to the entire contract ratably over the first year of the service contract. During the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, the Company recognized $29.4 million, $29.5 million, and $20.9 million, respectively, in commission expense. All sales commission amounts are recoverable by the Company throughout the first year of a service contract. Therefore, the portion of any sales commissions paid upon the signing of a contract, for which the related sales commission expense has not yet been recognized, is recorded as a prepaid asset and amortized to expense during the first 12 months of the contract. As of February 3, 2017, January 29, 2016, and January 30, 2015, the Company had a prepaid commission balance, included in other current assets, of $1.6 million, $1.9 million and $1.6 million, respectively. The Company typically expenses sales commissions paid to strategic and distribution partners upon entering contracts for the solutions sold and recognize the revenue associated with such sales over the terms of the contracts.

Stock-Based Compensation. The Company’s compensation programs include grants under Dell’s share-based payment plans and, since the IPO date, grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Compensation expense related to these stock-based transactions is measured and recognized in the financial statements based on fair value. In general, the fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant the Company determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates, and expected dividend yield. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

awards, which is generally four years. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

Loss Contingencies. SecureWorks is subject to the possibility of various losses arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. See “Note 6–Commitments and Contingencies” for more information about these loss contingencies.

Reclassification of Operating Expenses presented in previously issued financial statements

Beginning in the first quarter of fiscal 2017, the Company began presenting sales and marketing expenses and general and administrative expenses as separate financial statement lines items. Previously, selling, general and administrative were presented on a combined basis. In addition, during the fourth quarter of fiscal 2017, the Company made certain changes to the classification and presentation of operating expenses. The Company determined the changes would provide more meaningful information and increased transparency as they better reflect how management views and operates the business. The changes also better reflect industry practices and align the Company's operating expenses with those of its peers. The reclassifications are being presented retrospectively to make all periods comparable.

The following table presents the Company’s operating expenses as previously reported, and as currently reclassified, on its Consolidated Statements of Operations for each of the fiscal years noted below:

	Fiscal Year Ended January 29, 2016			Fiscal Year Ended January 30, 2015
	As		As	As		As
	Reported	Reclassification	Reclassified	Reported	Reclassification	Reclassified
Statements of Operations Data:
Selling, general and administrative	$211,974	$(211,974)	—	$146,324	$(146,324)	—
Research and development	49,747	19,851	69,598	32,053	13,039	45,092
Sales and marketing	—	111,978	111,978	—	85,046	85,046
General and administrative	—	80,145	80,145	—	48,239	48,239
Total operating expenses	$261,721	$—	$261,721	$178,377	$—	$178,377

The reclassifications to research and development expenses primarily relate to the transfer of the product management group to research and development, development costs of enhancing existing product technology for the Counter Threat Platform by improving security, performance and functionality as well as overhead allocations related to technology costs and facilities.

See “Note 11—Unaudited Quarterly Results of Operations” for the impact of these reclassifications on the previously issued quarterly financial statements.
Recently Issued Accounting Pronouncements

Intangibles - Goodwill and Other. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The update is effective for the Company for fiscal years beginning with the Company's 2019 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Compensation - Stock Compensation—In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.” The update simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. The update is effective for the Company for annual and interim periods beginning with the Company's 2018 fiscal year, and early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for the Company for annual and interim periods beginning with the Company's 2020 fiscal year, and early adoption is permitted. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Balance Sheet Classifications of Deferred Taxes — In November 2015, the FASB issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes in ASU 2015-17, “Income Taxes (Topic 740).” The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. The Company elected to early adopt this standard in the fourth quarter of fiscal 2016 on a prospective basis. Other than the reclassification of deferred tax amounts in the Consolidated Statements of Financial Position as of January 29, 2016, the amendment had no impact on the Company’s Consolidated Statements of Financial Position.

Revenue from Contracts with Customers — In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers.  The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of this standard.  Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The new revenue standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method).  The Company currently anticipates adopting this standard retrospectively to each period presented for the fiscal year beginning February 3, 2018.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3 — NET LOSS PER SHARE

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Numerator:
Net loss	$(38,213)	$(72,381)	$(38,490)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	77,635	70,000	70,000
Loss per common share:
Basic and Diluted	$(0.49)	$(1.03)	$(0.55)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	3,806	—	—
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to SecureWorks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of February 3, 2017 and January 29, 2016.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or sooner if an indicator of impairment occurs. The Company completed its annual impairment test by performing a qualitative assessment of goodwill at its sole reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the SecureWorks reporting unit was less than its carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of February 3, 2017.

Intangible Assets

The Company's intangible assets at February 3, 2017 and January 29, 2016 were as follows:

	February 3, 2017			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(48,963)	$140,555	$189,518	$(34,869)	$154,649
Technology	135,584	(44,336)	91,248	135,584	(30,694)	104,890
Finite-lived intangible assets	325,102	(93,299)	231,803	325,102	(65,563)	259,539
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(93,299)	$261,921	$355,220	$(65,563)	$289,657

Amortization expense related to finite-lived intangible assets was approximately $27.7 million, $28.3 million and $29.8 million for the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015, respectively. Amortization expense is included within cost of revenue and general and administrative in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Estimated future pre-tax amortization expense of finite-lived intangible assets as of January 29, 2016 over the next five years and thereafter is as follows:

Fiscal Years	(in thousands)
2018	$27,736
2019	27,736
2020	27,736
2021	27,736
2022	27,736
Thereafter	93,123
Total	$231,803

NOTE 5 — DEBT

Convertible Debt

On June 30, 2015, the Company entered into an agreement with investors to sell up to $25.0 million in aggregate principal amount of its convertible notes. These investors included members of the Company’s board of directors who were director nominees prior to the date of the IPO. The initial sale of convertible notes was completed on August 3, 2015 in the aggregate principal amount of $22.0 million. On September 14, 2015, the Company sold an additional convertible note in the principal amount of $0.5 million, resulting in an aggregate principal amount of convertible notes outstanding of $22.5 million. As of January 29, 2016, the fair value of the convertible notes was $28.0 million and the Company recorded a $5.5 million change in fair value during the fiscal year ended January 29, 2016. The convertible notes were valued using Level 3 inputs. This change in fair value was included in interest and other, net in the Statements of Operations. These notes remained outstanding until the completion of the IPO, on which date, according to their terms, the convertible notes automatically converted into 2,008,924 shares of the Class A common stock and with a total settlement of $28.1 million and a $0.1 million change in fair value being recorded in fiscal 2017 for the period prior to settlement. The converted shares equaled the $22.5 million face value of the convertible notes divided by the conversion price of $11.20 per share, which was equal to 80% of the IPO price of $14.00 per share.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term ending on April 21, 2017. On March 28, 2017, subsequent to the end of fiscal 2017, the facility was extended on the same terms for an additional one-year term ending on April 21, 2018. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of February 3, 2017.

Each loan made under the revolving credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.60%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate, upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The credit agreement contains customary representations, warranties and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. As of February 3, 2017, the Company had accrued $0.08 million for commitment fees due under the facility.
NOTE 6 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations and Lease Commitments—The Company had various purchase obligations at February 3, 2017 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. The Company also

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

leases land, office buildings and equipment under various operating lease agreements. As of February 3, 2017, the purchase obligations and future minimum payments under the Company's operating leases are as follows:

	Payments Due For
	Operating	Purchase	Credit Facilities
Fiscal Years Ending	Leases	Obligations	and Other (1)	Total
2018	$4,536	$9,346	$1,923	$15,805
2019	4,268	1,371	1,123	6,762
2020	3,759	1,080	—	4,839
2021	1,241	739	—	1,980
2022	938	—	—	938
2023 and beyond	246	—	—	246
Total	$14,988	$12,536	$3,046	$30,570

(1)	Reflects purchase obligations of annual maintenance services for hardware systems for internal use from a related party. See also "Note 10—Related Party Transactions."

Rent expense under all leases totaled $3.9 million, $3.0 million, and $2.7 million during the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015, respectively.

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of legal cases at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of February 3, 2017, the Company does not believe that there were any such matters that, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Indemnifications — In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to indemnify its clients from certain losses incurred by the client as to third-party claims relating to the services performed on behalf of the Company or for certain losses incurred by the client as to third-party claims arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.

Concentrations — The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had a single client that represented less than 10% of its revenues for each of the fiscal years ended February 3, 2017 and January 29, 2016 and approximately 12% of its revenue for the fiscal year ended January 30, 2015.

NOTE 7 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

In connection with the IPO, the Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan"). The 2016 Plan became effective on April 18, 2016 and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 8,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.
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
During the fiscal year ended February 3, 2017, in connection with the IPO, 2,669,788 stock options were granted to employees and 240,715 stock options were granted to directors, in all cases at an exercise price of $14.00 per share. The stock options will vest over an average service period of four years. In addition, 49,916 stock options were granted to a director upon his appointment to the board of directors at an exercise price of $13.99 per share. The stock options subject to this award will vest over a period of three years in equal annual installments.
The Company recognized $2.9 million in compensation expense for the fiscal year ended February 3, 2017. The tax benefit related to stock-based compensation expense was $1.2 million for the fiscal year ended February 3, 2017.
The fair value of stock options granted during the fiscal year ended February 3, 2017 was estimated as of the date of the grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The expected term was estimated using the SEC simplified method. The risk-free interest rate is the continuously compounded, term-matching, zero-coupon rate from the valuation date. The volatility is the leverage-adjusted, term-matching, historical volatility of peer firms. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant.
The weighted assumptions utilized for valuation of options under this model as well as the weighted-average grant date fair value of stock options granted during the fiscal year ended February 3, 2017 are summarized below.

Fiscal Year Ended
February 3, 2017

Expected life	6.3 years
Risk-free interest rate	1.68%
Volatility	44.74%
Dividend yield	—%
Expected forfeiture rate	6.12%
Weighted-average grant-date fair value	$6.15

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity and options outstanding and exercisable for the fiscal year ended, and as of, February 3, 2017:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value
					(in thousands)
Balance, January 29, 2016	—	$—	—	$—	—
Granted	2,960,419	$14.00	8.77	$6.15	$—
Exercised	—	$—	—		—
Canceled, expired or forfeited	(382,252)	$14.00	—	$6.34	—
Balance, February 3, 2017	2,578,167	$14.00	9.22	$6.12	$—

Options expected to vest, February 3, 2017	2,414,550	$14.00	9.22	$6.11	$—

Options exercisable, February 3, 2017	—	$—	—	$—	$—

At February 3, 2017, unrecognized stock-based compensation expense related to stock options was $11.8 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 3.51 years.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Denali Holding Inc. 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's executive officers. Upon the closing of the Company's IPO, 165,820 unvested time-based awards were forfeited. During the fiscal year ended February 3, 2017, 78,544 stock options were exercised at a weighted average exercise price of $13.75 per share. The total intrinsic value of the options exercised was $1.2 million. As of February 3, 2017, 432,001 awards remained outstanding. The Company recognized compensation expense related to these awards of $0.5 million, $0.8 million, and $0.8 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.
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
Under the 2016 Plan, a restricted stock unit represents the grantee’s right to receive a compensation amount, based on the value of the shares of Class A common stock, if vesting criteria or other terms and conditions established by the compensation committee are met. If the vesting criteria or other terms and conditions are met, the Company may settle, subject to the terms and conditions of the applicable award agreement, restricted stock units in cash, shares of Class A common stock or a combination of the two. All award agreements currently outstanding require settlement in shares of Class A common stock.
In connection with the IPO, 662,225 shares of restricted stock and 1,378,436 restricted stock units were granted to employees. In addition, 66,965 restricted stock units were granted to directors. The fair value of the restricted stock and restricted stock units was $14.00 per share. During the fiscal year ended February 3, 2017, 344,034 additional restricted stock units were issued to employees at a weighted-average fair values per share of $10.90. In addition, during the third quarter of the fiscal year ended

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

February 3, 2017, 8,934 restricted stock units were granted to a director upon his appointment to the board of directors at a fair value of $13.99 per share.

The Company recognized compensation expense related to all outstanding restricted stock awards of $5.4 million for the fiscal year ended February 3, 2017. At February 3, 2017, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $22.0 million, which is expected to be recognized over the weighted-average remaining requisite period of 3.49 years.
The following table summarizes activity for restricted stock and restricted stock units for the fiscal year ended, and as of, February 3, 2017.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 29, 2016	—	$—	—	$—
Granted	2,460,594	$13.28	1.71	$26,058
Vested	(2,143)	$14.00	—	—
Forfeited	(215,965)	$14.00	—	—
Converted	—	—	—	—
Balance, February 3, 2017	2,242,486	$13.21	1.88	$23,748

Restricted stock and restricted stock units expected to vest, February 3, 2017	2,050,166	$13.22	2.05	$21,711

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015. Stock-based compensation expense for the periods prior to fiscal 2017 related solely to grants under the Denali Holding Inc. 2013 Stock Incentive Plan awarded to two of the Company's executive officers.

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in thousands)
Cost of revenue	$462	$—	$—
Research and development	2,033	277	259
Sales and marketing	1,068	—	—
General and administrative	5,320	564	526
Total stock-based compensation expense	$8,883	$841	$785

Employee Benefit Plan

Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The Company matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 5% of the participant’s compensation, and participants vest immediately in all contributions to the 401(k) Plan. For the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015, total expense under this plan was $9.4 million, $6.7 million, and $5.3 million, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 8 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 was as follows:

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015

Loss before income taxes	$(63,477)	$(112,577)	$(61,235)
Income tax benefit	$(25,264)	$(40,196)	$(22,745)
Effective tax rate	39.8%	35.7%	37.1%

The change in the Company's effective income tax rate for the fiscal year ended February 3, 2017 over the effective income tax rate for the fiscal year ended January 29, 2016 was primarily attributable to the recognition of additional tax benefits relating to research and development tax credits during fiscal 2017. The change in the Company's effective income tax rate for the fiscal year ended January 29, 2016 over the effective income tax rate for the fiscal year ended January 30, 2015 was primarily attributable to a change in the mix of geographic losses.

During the periods presented in the accompanying Consolidated Financial Statements, SecureWorks did not file separate federal tax returns, as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by SecureWorks when those attributes are utilized by other members of the Dell consolidated group.

A reconciliation of the Company's income tax provision to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015

U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxed at different rates	(0.3)	(0.9)	(0.7)
State income taxes, net of federal tax benefit	3.2	1.9	2.8
Research and development credits	3.1	0.5	—
Nondeductible/nontaxable items	(1.2)	(0.8)	—
Total	39.8%	35.7%	37.1%

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The benefit for income taxes consists of the following:

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in thousands)
Current:
Federal	$(22,470)	$(12,519)	$(7,552)
State/Local	657	(1,517)	(585)
Foreign	1,379	(1,366)	(383)
Current	(20,434)	(15,402)	(8,520)
Deferred:
Federal	(3,620)	(24,472)	(12,970)
State/Local	(471)	330	(1,172)
Foreign	(739)	(652)	(83)
Deferred	(4,830)	(24,794)	(14,225)
Income tax benefit	$(25,264)	$(40,196)	$(22,745)

Loss before provision for income taxes consists of the following:

	Fiscal Years Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in thousands)
Domestic	$(64,542)	$(103,061)	$(58,641)
Foreign	1,065	(9,516)	(2,594)
Loss before income taxes	$(63,477)	$(112,577)	$(61,235)

The components of the Company's net deferred tax balances are as follows:

	February 3, 2017	January 29, 2016
	(in thousands)
Deferred tax assets:
Deferred revenue	$6,232	$5,231
Provision for doubtful accounts	2,377	874
Credit carryforwards	—	480
Loss carryforwards	2,806	18,509
Stock-based and deferred compensation	9,568	6,443
Deferred tax assets	20,983	31,537
Valuation allowance	(2,806)	(2,438)
Deferred tax assets, net of valuation allowance	18,177	29,099
Deferred tax liabilities:
Property and equipment	(1,367)	(192)
Purchased intangible assets	(97,836)	(107,901)
Operating and compensation related accruals	(3,933)	(7,855)
Other	(29)	(732)
Deferred tax liabilities	(103,165)	(116,680)
Net deferred tax liabilities	$(84,988)	$(87,581)

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.

As of February 3, 2017 and January 29, 2016, SecureWorks had $2.8 million and $2.4 million of deferred tax assets, respectively, related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of February 3, 2017 and January 29, 2016. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended February 3, 2017 would have been $63.5 million, $12.1 million and $51.4 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

The cumulative undistributed earnings in the Company’s non-U.S. jurisdictions are currently negative. The Company, therefore, has no unrecognized deferred tax liability on these earnings. The Company had $0.6 million of unrecognized tax benefits as of February 3, 2017 and no unrecognized tax benefits as of January 29, 2016. The Company is no longer subject to tax examinations for years prior to fiscal 2012.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 9 — SELECTED FINANCIAL INFORMATION

The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of February 3, 2017 and January 29, 2016.

	Consolidated
	February 3, 2017	January 29, 2016
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$119,678	$120,841
Allowance for doubtful accounts	(6,132)	(4,484)
Total	$113,546	$116,357
Other current assets:
Income tax receivable	25,091	—
Prepaid maintenance and support agreements	16,107	17,736
Prepaid other	10,749	8,475
Total	$51,947	$26,211
Property and equipment, net
Computer equipment	$47,407	$29,001
Leasehold improvements	16,986	15,470
Other equipment	1,358	966
Total property and equipment	65,751	45,437
Accumulated depreciation	$(34,598)	$(22,671)
Total	$31,153	$22,766
Other noncurrent assets
Prepaid maintenance agreements	2,304	1,700
Deferred tax asset	1,503	709
Deferred IPO costs	—	4,329
Other	1,897	2,598
Total	$5,704	$9,336
Accrued and other current liabilities
Compensation	$36,803	$29,439
Intercompany payable, net	9,052	21,691
Other	13,849	9,277
Total	$59,704	$60,407
Other non-current liabilities
Deferred tax liabilities	$86,491	$88,290
Intercompany payable, net	1,100	—
Other	1,801	2,694
Total	$89,392	$90,984

The allocation between domestic and foreign net revenue is based on the location of the Company’s clients. Net revenue and long-lived assets from any single foreign country did not constitute more than 10% of the Company’s net revenue or long-lived assets, respectively, during any of the periods presented. The following tables present net revenue and property, plant and equipment allocated between the United States and foreign countries:

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Net revenue
United States	$374,254	$298,984	$230,309
Foreign Countries	55,248	40,538	31,821
Total	$429,502	$339,522	$262,130

	February 3, 2017	January 29, 2016
Property and equipment, net
United States	$26,916	$20,453
Foreign Countries	4,237	2,313
Total	$31,153	$22,766

NOTE 10 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to SecureWorks in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided SecureWorks with the services of a number of its executives and employees. For the first two quarters of fiscal 2016, the costs of such services were allocated to the Company based on the allocation method most relevant to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount or specific identification. Beginning in the third quarter of fiscal 2016, the costs of services provided to SecureWorks by Dell were governed by a shared services agreement between SecureWorks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell was $4.4 million for the fiscal year ended February 3, 2017. The total amount of the allocations from Dell and charges under the shared services agreement was $5.5 million and $3.0 million, respectively, in the fiscal year ended January 29, 2016. The total amount of the allocations from Dell was $7.2 million in the fiscal year ended January 30, 2105. The amount for the fiscal year ended January 29, 2016 included $2.2 million of fees for professional services directly related to a prior legal proceeding that was settled during the fiscal year ended January 29, 2016. These cost allocations are reflected primarily within general and administrative expenses in the Consolidated Statements of Operations. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

The Company’s historical financial statements do not purport to reflect what the Company's results of operations, financial position, equity or cash flows would have been if the Company had operated as a stand-alone public company during the periods presented.

Related Party Arrangements

For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.

The Company purchases certain enterprise hardware systems from Dell Inc. and its wholly-owned subsidiaries in order to provide security solutions to the Company’s clients. For fiscal 2015 and the first two quarters of fiscal 2016, the expenses associated with these transactions reflect Dell’s costs and are included in cost of revenue in the Consolidated Statements of Operations. Beginning in the third quarter of fiscal 2016, expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. Purchases of systems from Dell totaled $3.0 million, $11.6 million and $7.8 million for the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Consolidated Statements of Financial Position. For the first two quarters of fiscal 2016, these purchases were made at Dell’s cost. Beginning in the third quarter of fiscal 2016, these purchases were made at pricing that is intended to approximate arm’s-length pricing. Purchases of computer equipment from Dell totaled $3.6 million, $3.7 million, and $3.1 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

On September 7, 2016, EMC Corporation (“EMC”), a company that provides enterprise software and storage, became a wholly-owned subsidiary of Dell Technologies. EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services and hardware systems for internal use from EMC and VMware totaled $4.4 million between September 7, 2016 and February 3, 2017. Approximately $3.0 million of these purchases from VMware was financed through Dell Financial Services and are included in intercompany liabilities as of February 3, 2017.

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell’s wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital totaled $0.1 million, $0.3 million, and $0.3 million for the fiscal years ended February 3, 2017, January 29, 2016 and January 30, 2015, respectively.

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than SecureWorks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred, the Company recognized revenues of approximately $39.0 million for the fiscal year ended February 3, 2017 and $16.7 million for the period from August 1, 2015 to January 29, 2016.

As the Company’s client and on behalf of certain of its own clients, Dell also purchases solutions from the Company. Beginning in the third quarter of fiscal 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $22.0 million and $7.5 million for the fiscal years ended February 3, 2017 and January 29, 2016, respectively.

As a result of the foregoing related party arrangements beginning in the third quarter of fiscal 2016, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of February 3, 2017 and January 29, 2016. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell, which resulted in a net intercompany payable.

	February 3, 2017	January 29, 2016
	(in thousands)
Intercompany receivable	$1,680	$19,496
Intercompany payable	(11,832)	(41,187)
Net intercompany payable (in accrued and other)	$(10,152)	$(21,691)

Accounts receivable from clients under reseller agreements with Dell (in accounts receivable, net)	$16,658	$15,552

Net operating loss tax sharing receivable under agreement with Dell (in other current assets at February 3, 2017 and other non-current liabilities at January 29, 2016)	$25,091	$18,509

Cash Management

Dell utilizes a centralized approach to cash management and financing of its operations. For the period presented prior to August 1, 2015, Dell funded the Company’s operating and investing activities as needed and transferred the Company’s excess

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

cash at its discretion. This arrangement is not reflective of the manner in which the Company would have been able to finance the Company’s operations had the Company been a stand-alone business separate from Dell prior to August 1, 2015. Cash transfers to and from Dell’s cash management accounts prior to August 1, 2015 are reflected within additional paid in capital in the Consolidated Statements of Financial Position and the Consolidated Statements of Cash Flows as a financing activity.

NOTE 11 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents selected unaudited Statements of Operations for each quarter of fiscal 2017 and fiscal 2016:

	Fiscal Year 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$99,793	$103,653	$107,108	$118,948
Gross margin	$49,944	$50,746	$53,471	$62,742
Net loss	$(11,627)	$(12,051)	$(7,718)	$(6,817)
Net loss per common share (basic and diluted) (1)	$(0.17)	$(0.15)	$(0.10)	$(0.09)
Weighted-average common shares outstanding (basic and diluted	70,330	80,009	80,009	80,009

	Fiscal Year 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$77,399	$79,855	$88,187	$94,081
Gross margin	$33,403	$35,138	$42,722	$44,450
Net loss	$(17,830)	$(21,124)	$(18,528)	$(14,899)
Net loss per common share (basic and diluted) (1)	$(0.25)	$(0.30)	$(0.26)	$(0.21)
Weighted-average common shares outstanding (basic and diluted)	70,000	70,000	70,000	70,000

(1)
Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

Reclassifications

As discussed in “Note 2—Significant Accounting Policies”, the Company made certain operating expense reclassifications to better reflect management’s view of these costs and to improve comparability of its financial statements with those of other companies within the same industry. The following presents the reclassifications to the previously reported Consolidated Statements of Operations for the quarterly periods in the fiscal years ended February 3, 2017 and January 29, 2016 as presented in the Company's quarterly reports on Form 10-Q filed for quarterly periods in fiscal 2017, except for information for the three months ended January 29, 2016, as noted below. See Note 2 for discussion of the nature of such reclassifications.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

	Research and Development	Sale and Marketing	General and Administrative	Total Operating Expense
Fiscal Year 2017

Three months ended
April 29, 2016
As stated	$13,596	$27,496	$27,852	$68,944
Reclassification	4,001	2,766	(6,767)	—
As reclassified	$17,597	$30,262	$21,085	$68,944

July 29, 2016
As stated	$12,848	$28,639	$29,306	$70,793
Reclassification	4,525	3,181	(7,706)	—
As reclassified	$17,373	$31,820	$21,600	$70,793

October 28, 2016
As stated	$12,181	$26,424	$29,709	$68,314
Reclassification	4,782	3,301	(8,083)	—
As reclassified	$16,963	$29,725	$21,626	$68,314

	Research and	Sales and	General and	Total Operating
Fiscal Year 2016	Development	Marketing	Administrative	Expense

Three months ended
May 1, 2015
As stated	$11,830	$22,119	$25,784	$59,733
Reclassification	5,100	2,057	(7,157)	—
As reclassified	$16,930	$24,176	$18,627	$59,733

July 31, 2015
As stated	$12,643	$26,696	$28,148	$67,487
Reclassification	4,941	2,514	(7,455)	—
As reclassified	$17,584	$29,210	$20,693	$67,487

October 30, 2015
As stated	$12,230	$27,109	$28,228	$67,567
Reclassification	4,757	2,526	(7,283)	—
As reclassified	$16,987	$29,635	$20,945	$67,567

January 29, 2016
As stated (1)	$13,045	$—	$53,889	$66,934
Reclassification	5,052	28,957	(34,009)	—
As reclassified	$18,097	$28,957	$19,880	$66,934

(1)
As disclosed in the Company's registration statement on Form S-1/A filed April 11, 2016 in connection with the IPO. Prior to the filing of the Company's Quarterly Report on Form 10-Q for the period ended April 29, 2016, the Company presented sales and marketing expense on a combined basis with general and administrative expense.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 12 — SUBSEQUENT EVENTS
As indicated in “Note 5—Debt,” on March 28, 2017, the Company and a wholly-owned subsidiary of Dell Inc. entered into an amendment to the revolving credit agreement providing for a one-year extension, to April 21, 2018, of the Company’s $30 million senior unsecured revolving credit facility under the same terms as the original facility.
There were no other known events occurring after the balance sheet date and up to the date of issuance of these financial statements that would materially affect the information presented herein. The Company evaluated subsequent events through March 29, 2017, the date of the issuance of these financial statements.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2017	Allowance for doubtful accounts	$4,484	$2,613	$(965)	$6,132
2016	Allowance for doubtful accounts	$1,059	$4,661	$(1,236)	$4,484
2015	Allowance for doubtful accounts	$539	$768	$(248)	$1,059

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm in reliance on the transition period exemption established by SEC rules for newly public companies.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2017. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of February 3, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended February 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On November 2, 2015, SecureWorks, Inc., our wholly-owned subsidiary, entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term ending on April 21, 2017. On March 28, 2017, subsequent to the end of fiscal 2017, the facility was extended on the same terms for an additional one-year term ending on April 21, 2018. The credit facility and the recent amendment to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 5—Debt" in our consolidated financial statements included in this annual report on Form 10-K and are filed as Exhibit 10.13 and Exhibit 10.34, respectively, to this report.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers. The code of ethics, which we refer to as our Code of Ethics for Senior Financial Officers, is available on the Investors page of our website at www.secureworks.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of any senior financial officer on our website within any period that may be required under SEC rules from time to time.

See “Part I — Item 1 — Business — Executive Officers of SecureWorks” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, referred to as the “2017 proxy statement,” which we will file with the SEC on or before 120 days after our 2017 fiscal year end, and which will appear in the 2017 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

The following lists the members of our board of directors and the principal occupation of each director as of the date of this report.

Michael R. Cote President and Chief Executive Officer SecureWorks Corp.	Mark J. Hawkins Chief Financial Officer and Executive Vice President Salesforce.com, Inc.
Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	William R. McDermott Chief Executive Officer SAP SE
Egon Durban Managing Partner Silver Lake Partners	Yagyensh C. (Buno) Pati Partner Centerview Capital Technology
Pamela Daley Retired Senior Vice President and Senior Advisor to the Chairman of General Electric Company	James M. Whitehurst President and Chief Executive Officer Red Hat, Inc.
Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Stock Ownership” and “Executive Compensation — Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Additional Information— Certain Relationships and Related Transactions.”
Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the caption “Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibits, Financial Schedules

The following documents are filed as a part of this annual report on Form 10 K:

(1)	Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of February 3, 2017 and January 29, 2016
Consolidated Statements of Operations for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Consolidated Statements of Comprehensive Loss for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Consolidated Statements of Cash Flows fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Consolidated Statements of Stockholder's Equity fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

(2)
Financial Statement Schedules: The following financial statement schedule is included following the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits: See Index to Exhibits immediately following the signature page to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Michael R. Cote
Michael R. Cote
Chief Executive Officer
(Duly Authorized Officer)
Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael R. Cote	President, Chief Executive Officer and Director	March 29, 2017
Michael R. Cote	(Principal Executive Officer)

/s/ R. Wayne Jackson	Chief Financial Officer	March 29, 2017
R. Wayne Jackson	(Principal Financial Officer)

/s/ Henry C. Lyon	Chief Accounting Officer	March 29, 2017
Henry C. Lyon	(Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 29, 2017
Michael S. Dell

/s/ Egon Durban	Director	March 29, 2017
Egon Durban

/s/ Pamela Daley	Director	March 29, 2017
Pamela Daley

/s/ Buno Pati	Director	March 29, 2017
Buno Pati

/s/ Mark J. Hawkins	Director	March 29, 2017
Mark J. Hawkins

/s/ William R. McDermott	Director	March 29, 2017
William R. McDermott

/s/ James M. Whitehurst	Director	March 29, 2017
James M. Whitehurst

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of SecureWorks Corp. (the "Company") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the "Commission") on April 22, 2016 (the "Form S-8")) (Registration No. 333-210866).

3.2	Amended and Restated Bylaws of SecureWorks Corp. (incorporated by reference to Exhibit 4.2 to the Form S-8) (Registration No. 333-210866).
4.1
Specimen Certificate of Class A Common Stock, $0.01 par value per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the Commission on December 17, 2015 (the "Form S-1")) (Registration No. 333-208596).

10.1
Shared Services Agreement, effective as of August 1, 2015, between Dell Inc., for itself and its subsidiaries, and the Company (formerly known as SecureWorks Holding Corporation), for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Form S-1) (Registration No. 333-208596).

10.1.1
Amendment #1 to Shared Services Agreement, dated December 8, 2015, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries (incorporated by reference to Exhibit 10.1.1 to the Form S-1) (Registration No. 333-208596).

10.2
Intellectual Property Contribution Agreement, effective as of August 1, 2015, among Dell Inc., the Company and other subsidiaries of Dell Inc. party thereto (incorporated by reference to Exhibit 10.2 to the Form S-1) (Registration No. 333-208596).

10.3
Patent License Agreement, effective as of August 1, 2015, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Form S-1) (Registration No. 333-208596).

10.4	License Agreement, dated as of September 9, 2015, between Dell Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Form S-1) (Registration No. 333-208596).
10.5
Tax Matters Agreement, effective as of August 1, 2015, between the Company, for itself and its subsidiaries, and Dell Technologies Inc. (formerly known as Denali Holding Inc.), for itself and its subsidiaries other than the Company (incorporated by reference to Exhibit 10.5 to the Form S-1) (Registration No. 333-208596).

10.5.1
Amendment #1 to Tax Matters Agreement, dated December 8, 2015, between the Company, for itself and its subsidiaries, and Dell Technologies Inc., for itself and its subsidiaries other than the Company (incorporated by reference to Exhibit 10.5.1 to the Form S-1) (Registration No. 333-208596).

10.6
Amended and Restated Employee Matters Agreement, effective as of August 1, 2015, among Dell Technologies Inc., Dell Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Form S-1) (Registration No. 333-208596).

10.7†
Security Services Customer Master Services Agreement, effective as of August 1, 2015, between SecureWorks, Inc. and Dell USA L.P., on behalf of itself, Dell Inc., and Dell Inc.'s subsidiaries (incorporated by reference to Exhibit 10.7 to the Form S-1) (Registration No. 333-208596).

10.8
Letter Agreement to Security Services Customer Master Services Agreement and Reseller Agreement, effective as of August 1, 2015, between Dell Inc. and SecureWorks, Inc. (incorporated by reference to Exhibit 10.8 to the Form S-1) (Registration No. 333-208596).

10.9†
Amended and Restated Master Commercial Customer Agreement, effective as of August 1, 2015, between Dell Marketing L.P. and SecureWorks, Inc. (incorporated by reference to Exhibit 10.9 to the Form S-1) (Registration No. 333-208596).

10.10†
Amended and Restated Reseller Agreement, effective as of August 1, 2015, between SecureWorks, Inc., for itself and its subsidiaries, and Dell Inc., for itself and its subsidiaries other than the Company (incorporated by reference to Exhibit 10.10 to the Form S-1) (Registration No. 333-208596).

10.11	Registration Rights Agreement, dated as of August 3, 2015, among the Company and the Holders party thereto (incorporated by reference to Exhibit 10.22 to the Form S-1) (Registration No. 333-208596).
10.12
Registration Rights Agreement, dated as of April 27, 2016, among the Company, Dell Marketing L.P., Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 27, 2016) (Commission File No. 001-37748).

10.13	Revolving Credit Agreement, dated as of November 2, 2015, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.25 to the Form S-1) (Registration No. 333-208596).

EXHIBIT INDEX - Continued

Exhibit No.	Description
10.14
Note Purchase Agreement, dated as of June 30, 2015 and amended on July 31, 2015, among the Company, Dell Technologies Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.21 to the Form S-1) (Registration No. 333-208596).

10.15	Office Lease between Teachers Concourse, LLC and SecureWorks, Inc., dated as of April 20, 2012, as amended (incorporated by reference to Exhibit 10.23 to the Form S-1) (Registration No. 333-208596).
10.16
Unconditional Guaranty of Payment and Performance, entered into on April 20, 2012, by Dell Inc. in favor of Teachers Concourse, LLC (incorporated by reference to Exhibit 10.24 to the Form S-1) (Registration No. 333-208596).

10.17
Sublease Agreement between Dell International Services SRL and SecureWorks Europe SRL, dated as of June 22, 2015, as amended (incorporated by reference to Exhibit 10.26 to the Form S-1) (Registration No. 333-208596).

10.18
Lease Deed between Dell International Services India Private Limited and SecureWorks India Private Limited, dated as of August 8, 2015 (incorporated by reference to Exhibit 10.27 to the Form S-1) (Registration No. 333-208596).

10.19*	Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Form S-1) (Registration No. 333-208596).
10.20*
Dell Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell Inc.'s Current Report on Form 8-K filed with the Commission on July 19, 2012) (Commission File No. 000-17017).

10.21*	Form of Indemnification Agreement between the Company and each director and executive officer of the Company (incorporated by reference to Exhibit 10.20 to the Form S-1) (Registration No. 333-208596).
10.22*	SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Form S-8) (Registration No. 333-210866).
10.23*
Form of Nonqualified Stock Option Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Form S-1) (Registration No. 333-208596).

10.24*
Form of Nonqualified Stock Option Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13.1 to Amendment No. 1 to the Form S-1 filed with the Commission on March 22, 2016) (Registration No. 333-208596).

10.25*	Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Form S-1) (Registration No. 333-208596).
10.26*
Form of Restricted Stock Unit Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14.1 to Amendment No. 1 to the Form S-1 filed with the Commission on March 22, 2016) (Registration No. 333-208596).

10.27*	Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Form S-1) (Registration No. 333-208596).
10.28*
SecureWorks Corp. Amended and Restated Severance Pay Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 6, 2016) (Commission File No. 001-37748).

10.29*	Form of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Form S-1) (Registration No. 333-208596).
10.30*
SecureWorks Corp. Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2016) (Commission File No. 001-37748).

10.31*
Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 10, 2017) (Commission File No. 001-37748).

10.32*
Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 10, 2017) (Commission File No. 001-37748).

10.33*††	Amended and Restated SecureWorks Corp. Incentive Bonus Plan
10.34††	First Amendment to Revolving Credit Agreement, dated as of March 28, 2017, between SecureWorks, Inc. and Dell USA L.P.
21.1††	Subsidiaries of SecureWorks Corp.
23.1††	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of SecureWorks Corp.

EXHIBIT INDEX - Continued

Exhibit No.	Description
31.1††
Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2††
Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††
Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS††	XBRL Instance Document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.