Form 10-Q
period 2017-05-05
SecureWorks Corp
filed 2017-06-06
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37748

SecureWorks Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-0463349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Concourse Parkway NE Suite 500
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(404) 327-6339
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 26, 2017, there were 81,073,321 shares of the registrant's common stock outstanding, consisting of 11,073,321 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	May 5, 2017	February 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$91,566	$116,595
Accounts receivable, net	123,164	113,546
Inventories, net	1,470	1,947
Other current assets	51,477	51,947
Total current assets	267,677	284,035
Property and equipment, net	31,199	31,153
Goodwill	416,487	416,487
Purchased intangible assets, net	254,987	261,921
Other non-current assets	6,131	5,704
Total assets	$976,481	$999,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,551	$24,119
Accrued and other	45,280	59,704
Short-term deferred revenue	128,090	119,909
Total current liabilities	198,921	203,732
Long-term deferred revenue	14,893	14,752
Other non-current liabilities	82,382	89,392
Total liabilities	296,196	307,876
Commitments and Contingencies (Note 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,073 and 10,566 issued and outstanding as of May 5, 2017 and February 3, 2017, respectively.	111	107
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding as of May 5, 2017 and February 3, 2017	700	700
Additional paid in capital	857,307	854,907
Accumulated deficit	(175,095)	(160,859)
Accumulated other comprehensive loss	(2,738)	(3,431)
Total stockholders' equity	680,285	691,424
Total liabilities and stockholders' equity	$976,481	$999,300
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 5, 2017	April 29, 2016

Net revenue	$113,593	$99,793
Cost of revenue	53,942	49,849
Gross margin	59,651	49,944
Research and development	19,479	17,597
Sales and marketing	37,169	30,262
General and administrative	23,404	21,085
Total operating expenses	80,052	68,944
Operating loss	(20,401)	(19,000)
Interest and other, net	(649)	365
Loss before income taxes	(21,050)	(18,635)
Income tax benefit	(6,814)	(7,008)
Net loss	$(14,236)	$(11,627)

Net loss per common share (basic and diluted)	$(0.18)	$(0.17)
Weighted-average common shares outstanding (basic and diluted)	80,056	70,330

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	May 5, 2017	April 29, 2016
Net loss	$(14,236)	$(11,627)
Foreign currency translation adjustments, net of zero tax	693	494
Comprehensive loss	$(13,543)	$(11,133)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	May 5, 2017	April 29, 2016
Cash flows from operating activities:
Net loss	$(14,236)	$(11,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,261	9,626
Change in fair value of convertible notes	—	132
Stock-based compensation expense	3,628	360
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	602	(459)
Income tax benefit	(6,814)	(7,008)
Provision for doubtful accounts	889	590
Changes in assets and liabilities:
Accounts receivable	(10,494)	7,369
Due to / from parent	7,506	(10,864)
Inventories	475	(670)
Other assets	(160)	(2,037)
Accounts payable	1,423	995
Deferred revenue	8,247	4,955
Accrued and other liabilities	(20,982)	(7,570)
Net cash used in operating activities	(19,655)	(16,208)
Cash flows from investing activities:
Capital expenditures	(3,350)	(3,474)
Net cash used in investing activities	(3,350)	(3,474)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	99,971
Capital contribution from parent, net	—	10,000
Principal payments on financing arrangement with Dell Financial Services	(800)	—
Taxes paid on vested restricted shares	(1,224)	—
Net cash provided by (used in) financing activities	(2,024)	109,971

Net increase (decrease) in cash and cash equivalents	(25,029)	90,289
Cash and cash equivalents at beginning of the period	116,595	33,422
Cash and cash equivalents at end of the period	$91,566	$123,711

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$—	$28,125
Income taxes paid	$85	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, February 3, 2017	10,566	$107	70,000	$700	$854,907	$(160,859)	$(3,431)	$691,424
Net loss	—	—	—	—		(14,236)	—	(14,236)
Other comprehensive loss	—	—	—	—	—	—	693	693
Vesting of restricted stock units	370	4	—	—	(4)	—	—	—
Grant of restricted stock awards	284	2	—	—	(2)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(147)	(2)	—	—	(1,222)	—	—	(1,224)
Stock-based compensation	—	—	—	—	3,628	—	—	3,628
Balances, May 5, 2017	11,073	$111	70,000	$700	$857,307	$(175,095)	$(2,738)	$680,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, "SecureWorks" or the "Company") is a leading global provider of intelligence-driven information security solutions singularly focused on protecting the Company's clients from cyber attacks. The Company's solutions enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents and predict emerging threats.

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell" or "Parent"). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. ("Dell Technologies"), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of May 5, 2017 represented approximately 86.3% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.

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

In connection with the IPO, the Company created certain new legal entities that became consolidated subsidiaries of SecureWorks Corp. After their formation and generally effective on August 1, 2015, the carve-out date, the new subsidiaries of SecureWorks Corp. received transfers of net assets from other Dell legal entities of businesses that have been included in the historical combined financial statements of the Company. The net assets were transferred by Dell for no consideration, at their carrying values, which represented Dell’s historical costs and which constitute the basis reflected in these historical combined financial statements. Because these businesses already have been included in the historical combined financial statements for all periods, the sole impact of the transfers was the completion of the legal reorganization of entities under common control and the presentation of the resulting change in the reporting entity under Accounting Standards Codification (“ASC”) 805—Business Combinations.

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Initial Public Offering

On April 27, 2016, the Company completed its IPO in which it issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. The Company received net proceeds of $99.6 million from the sale of shares of Class A common stock, after deducting underwriting discounts and commissions and unpaid offering expenses payable by the Company of $12.4 million. Upon the closing of the IPO, all of the Company's convertible notes automatically converted into 2,008,924 shares of the Class A common stock. For more information regarding the convertible notes, see "Note 4—Debt."

Basis of Presentation and Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements. The condensed consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The costs of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Note 8—Related Party Transactions.”

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 7—Income and Other Taxes" for more information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair statement have been included. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended February 3, 2017 included in Part II, Item 8 of the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2017 (the "Annual Report").

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ending February 2, 2018 and February 3, 2017 as fiscal 2018 and fiscal 2017, respectively. Fiscal 2018 has 52 weeks, and each quarter has 13 weeks. Fiscal 2017 had 53 weeks, and each quarter had 13 weeks except the fourth quarter, which had 14 weeks.

Reclassification

During the three months ended February 3, 2017, the Company made certain changes to the classification and presentation of operating expenses. The Company determined the changes would provide more meaningful information and increased transparency as such changes better reflect how management views and operates the business. The changes also better reflect industry practices and align the Company's operating expenses with those of its peer companies. The reclassifications are presented retrospectively to make all periods comparable.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s operating expenses as previously reported, and as currently reclassified, on its Condensed Consolidated Statements of Operations for the three months ended April 29, 2016:

	Three Months Ended April 29, 2016
	As Reported	Reclassification	As Reclassified
Statement of Operations Data:
Research and development	$13,596	$4,001	$17,597
Sales and marketing	27,496	2,766	30,262
General and administrative	27,852	(6,767)	21,085
Total operating expenses	$68,944	$—	$68,944

Additional information concerning the effect of these reclassifications on the previously issued quarterly condensed consolidated financial statements is provided in Part II, Item 8, Note 11 to Consolidated Financial Statements included in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining cost of revenue, allocating costs and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates.
Recently Adopted Accounting Pronouncements

Compensation - Stock Compensation—In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.” The update simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. The Company adopted this guidance during the three months ended May 5, 2017 with no material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements

Intangibles - Goodwill and Other —In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Statement of Cash Flows —In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force." The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The update is effective for the Company for fiscal years beginning with the Company's 2019 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments - Credit Losses —In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company for fiscal years beginning with the Company's 2021 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for the Company for annual and interim periods beginning with the Company's 2020 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, but expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Revenue from Contracts with Customers — In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also provides guidance on the accounting for costs to fulfill or obtain a customer contract. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks and judgments related to revenue recognition and related cash flows from contracts with customers.

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

Based on initial assessments, the Company expects adoption of the new standard to impact the accounting for costs to fulfill or obtain a customer contract. The impact may affect both the types of costs deferred and the amortization period of deferred costs. The Company continues to evaluate whether the guidance will have additional impacts on its consolidated financial statements and will continue to evaluate the impact of any changes to the standard or interpretations should they become available.

NOTE 2 — NET LOSS PER SHARE

Net loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards as they would be anti-dilutive. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because the Class A common stock and the Class B common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2017	April 29, 2016
Numerator:
Net loss	$(14,236)	$(11,627)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,056	70,330
Loss per common share:
Basic and Diluted	$(0.18)	$(0.17)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,050	473
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to SecureWorks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of May 5, 2017 and February 3, 2017.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or sooner if an indicator of impairment occurs. The Company completed its annual impairment test by performing a qualitative assessment of goodwill at the reporting unit level as of third quarter of fiscal 2017. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the SecureWorks reporting unit was less than its carrying amount and, therefore, that the first and second steps of the quantitative goodwill impairment test were unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of May 5, 2017.
Intangible Assets
The Company's intangible assets at May 5, 2017 and February 3, 2017 were as follows:

	May 5, 2017			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(52,486)	$137,032	$189,518	$(48,963)	$140,555
Technology	135,584	(47,747)	87,837	135,584	(44,336)	91,248
Finite-lived intangible assets	325,102	(100,233)	224,869	325,102	(93,299)	231,803
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(100,233)	$254,987	$355,220	$(93,299)	$261,921

Amortization expense related to finite-lived intangible assets was approximately $6.9 million for each of the three months ended May 5, 2017 and April 29, 2016. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the three months ended May 5, 2017.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — DEBT

Convertible Debt

On June 30, 2015, the Company entered into an agreement with investors to sell up to $25.0 million in aggregate principal amount of its convertible notes. These investors included members of the Company’s board of directors who were director nominees prior to the date of the IPO. The initial sale of convertible notes was completed on August 3, 2015 in the aggregate principal amount of $22.0 million. On September 14, 2015, the Company sold an additional convertible note in the principal amount of $0.5 million, resulting in an aggregate principal amount of convertible notes outstanding of $22.5 million. As of January 29, 2016, the fair value of the convertible notes was $28.0 million and the Company recorded a $5.5 million change in fair value during the fiscal year ended January 29, 2016. The convertible notes were valued using Level 3 inputs. These notes remained outstanding until the completion of the IPO, on which date, according to their terms, the convertible notes automatically converted into 2,008,924 shares of the Class A common stock with a total settlement of $28.1 million and a $0.1 million change in fair value being recorded in fiscal 2017 for the period prior to settlement. The change in fair value was included in interest and other, net in the Condensed Consolidated Statements of Operations. The converted shares equaled the $22.5 million face value of the convertible notes divided by the conversion price of $11.20 per share, which was equal to 80% of the IPO price of $14.00 per share.

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016. During the three months ended May 5, 2017, the facility was extended on the same terms for an additional one-year term ending on April 21, 2018.

Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of May 5, 2017.

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
NOTE 5 — COMMITMENTS AND CONTINGENCIES

Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of May 5, 2017, the Company does not believe that there were any such matters that, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Client-based Taxation Contingencies — Various government entities (“taxing authorities”) require us to bill our clients for the taxes they owe based on the services they purchase from us. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may question our application of its rules in a manner that, if we were not successful in substantiating our position, could result in a significant financial impact to us. In the course of preparing our financial statements and disclosures, we consider whether information exists that would warrant disclosure or an accrual with respect to such a contingency.

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

Concentrations — The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no client that represented 10% or more of its net revenue for the three months ended May 5, 2017 or April 29, 2016.
NOTE 6 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES

The Company’s board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") effective April 18, 2016. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.

In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three months ended May 5, 2017, the Company granted approximately $10.8 million of these awards and recognized $0.5 million of related compensation expense.

In March 2017, the Company issued 621,164 restricted stock units and 283,988 restricted stock awards under the 2016 Plan. The awards vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
NOTE 7 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the three months ended May 5, 2017 and April 29, 2016 was as follows:

	Three Months Ended
	May 5, 2017	April 29, 2016

Loss before income taxes	$(21,050)	$(18,635)
Income tax benefit	$(6,814)	$(7,008)
Effective tax rate	32.4%	37.6%

The Company's effective tax rate during the three months ended May 5, 2017 includes expense of approximately $0.8 million relating to the impact of the vesting of certain equity awards during the three months ended May 5, 2017 where the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.

During the periods presented in the accompanying Condensed Consolidated Financial Statements, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

As of May 5, 2017 and February 3, 2017, the Company had $3.8 million and $2.8 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of May 5, 2017 and February 3, 2017. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended May 5, 2017 would have been $21.1 million, $2.5 million and $18.5 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

The Company had $0.6 million of unrecognized tax benefits as of both May 5, 2017 and February 3, 2017. The Company is no longer subject to tax examinations for years prior to fiscal 2012.
NOTE 8 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to SecureWorks in the ordinary course of business. The costs of services provided to SecureWorks by Dell are governed by a shared services agreement between SecureWorks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell were $1.4 million for each of the three months ended May 5, 2017 and April 29, 2016. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements

The Company purchases certain enterprise hardware systems from Dell Inc. and its wholly-owned subsidiaries in order to provide security solutions to the Company’s clients. Expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. The Company did not make any purchases of systems from Dell for the three months ended May 5, 2017. Purchases of systems from Dell totaled $2.8 million for the three months ended April 29, 2016.

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm’s-length pricing. Purchases of computer equipment from Dell totaled $0.6 million and $0.5 million for the three months ended May 5, 2017 and April 29, 2016, respectively.

On September 7, 2016, EMC Corporation (“EMC”), a company that provides enterprise software and storage, became a wholly-owned subsidiary of Dell Technologies. EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services and hardware systems for internal use from EMC and VMware totaled $0.2 million for the three months ended May 5, 2017. Approximately $3.0 million of the purchases from VMware prior to the three months ended May 5, 2017 were financed through Dell Financial Services, of which approximately $2.2 million of such purchases were included in intercompany liabilities as of May 5, 2017.

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell’s wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital L.P. totaled $23 thousand for each of the three months ended May 5, 2017 and April 29, 2016.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than SecureWorks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $10.2 million and $9.4 million for the three months ended May 5, 2017 and April 29, 2016, respectively.

As the Company’s client and on behalf of certain of its own clients, Dell also purchases solutions from the Company at pricing that is intended to approximate arm’s-length pricing. Such revenues totaled approximately $5.9 million and $4.9 million for the three months ended May 5, 2017 and April 29, 2016, respectively.

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of May 5, 2017 and February 3, 2017. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell on a quarterly basis.

	May 5, 2017	February 3, 2017
	(in thousands)
Intercompany receivable	$—	$1,680
Intercompany payable	(16,542)	(11,832)
Net intercompany payable (in accrued and other)	$(16,542)	$(10,152)

Accounts receivable from clients under reseller agreements with Dell (in accounts receivable, net)	$16,065	$16,658

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" at May 5, 2017 and February 3, 2017)	$25,091	$25,091
NOTE 9 — FAIR VALUE MEASUREMENTS

The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities

•	Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data

•	Level 3 - Significant unobservable inputs

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of May 5, 2017 and February 3, 2017 were as follows:

	May 5, 2017	February 3, 2017
	Level 1	Level 1
Cash equivalents - Money Market Funds	$58,340	$84,339

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis is based upon the financial statements of SecureWorks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 3, 2017 included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 29, 2017, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” in Part I, Item IA of our Annual Report.

Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 2, 2018 and the fiscal year ended February 3, 2017 as fiscal 2018 and fiscal 2017, respectively. Fiscal 2018 has 52 weeks, and each quarter has 13 weeks. Fiscal 2017 had 53 weeks, and each quarter had 13 weeks except the fourth quarter, which had 14 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

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

The solutions leverage our proprietary technologies, processes and extensive expertise in the information security industry, which we have developed over more than 17 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our client base,

•	deepen our existing client relationships, and

•	attract and retain top talent.

From April 2009 to May 5, 2017, the number of events processed by our technology platform increased from five billion to as many as 240 billion events per day. Further, our client base has grown to approximately 4,400 subscription-based clients as of May 5, 2017. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may impact our profitability.

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

Key Operating Metrics

In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions. Our growth strategy focuses on retaining our client base while maximizing the lifetime value of our relationships, adding new clients and expanding the capabilities of our solutions. We believe the operating metrics described below provide insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates and for the quarterly periods indicated:

	May 5, 2017	February 3, 2017	April 29, 2016
Client base	4,400	4,400	4,300
Monthly recurring revenue (in millions)	$31.9	$31.6	$28.9
Revenue retention rate	99%	98%	102%
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
Monthly Recurring Revenue. We define monthly recurring revenue as the monthly value of our subscription contracts as of a particular date. Because we use monthly recurring revenue as a leading indicator of future annual revenue, we include operational backlog. We define operational backlog as the monthly recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our increase in monthly recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing clients, as well as by growth in our client base. Overall, we expect monthly recurring revenue to continue to grow as we retain and expand our client base, and as our clients extend the use of our solutions over time.

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

Beginning in the fourth quarter of fiscal 2017, we revised our calculation to exclude operational backlog as we believe such revised approach provides a more meaningful indication of the retention of reported revenues. Under the prior calculation methodology, our revenue retention rate was 99% for the three months ended April 29, 2016.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with GAAP. Non-GAAP financial measures presented in this management's discussion and analysis include non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.

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

•
Other. Other includes professional fees incurred by us in connection with our IPO and amounts expensed in the settlement of a legal matter. We are excluding these expenses for the purpose of calculating the non-GAAP financial measures presented below because we believe these items are outside our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in thousands)
GAAP revenue	$113,593	$99,793
Impact of purchase accounting	146	221
Non-GAAP revenue	$113,739	$100,014

GAAP gross margin	$59,651	$49,944
Amortization of intangibles	3,410	3,410
Impact of purchase accounting	156	261
Stock-based compensation expense	224	19
Non-GAAP gross margin	$63,441	$53,634

GAAP research and development expenses	$19,479	$17,597
Stock-based compensation expense	(814)	(82)
Non-GAAP research and development expenses	$18,665	$17,515

GAAP sales and marketing expenses	$37,169	$30,262
Stock-based compensation expense	(214)	(43)
Non-GAAP sales and marketing expenses	$36,955	$30,219

GAAP general and administrative expenses	$23,404	$21,085
Amortization of intangibles	(3,524)	(3,524)
Impact of purchase accounting	(256)	(229)
Stock-based compensation expense	(2,376)	(216)
Other	—	(1,164)
Non-GAAP general and administrative expenses	$17,248	$15,952

GAAP operating loss	$(20,401)	$(19,000)
Amortization of intangibles	6,934	6,934
Impact of purchase accounting	412	490
Stock-based compensation expense	3,628	360
Other	—	1,164
Non-GAAP operating loss	$(9,427)	$(10,052)

GAAP net loss	$(14,236)	$(11,627)
Amortization of intangibles	6,934	6,934
Impact of purchase accounting	412	490
Stock-based compensation expense	3,628	360
Other	—	1,164
Aggregate adjustment for income taxes	(3,234)	(3,422)
Non-GAAP net loss	$(6,496)	$(6,101)

GAAP net loss per share	$(0.18)	$(0.17)
Amortization of intangibles	0.09	0.10
Impact of purchase accounting	0.01	0.01
Stock-based compensation expense	0.05	0.01
Other	—	0.02
Aggregate adjustment for income taxes	(0.04)	(0.06)
Non-GAAP net loss per share *	$(0.08)	$(0.09)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(14,236)	$(11,627)
Interest and other, net	649	(365)
Income tax benefit	(6,814)	(7,008)
Depreciation and amortization	10,261	9,626
Stock-based compensation expense	3,628	360
Impact of purchase accounting	146	221
Other	—	1,164
Adjusted EBITDA	$(6,366)	$(7,629)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of May 5, 2017 represented approximately 86.3% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

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

During the periods presented in the condensed consolidated financial statements included in this report, SecureWorks did not file separate federal tax returns, as SecureWorks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes” in our condensed consolidated financial statements included in this report.

As a less than wholly-owned subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of May 5, 2017, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions” in our condensed consolidated financial statements included in this report.

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

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $99.6 million from the sale of shares of Class A common stock, after deducting $12.4 million of underwriting discounts and commissions and unpaid offering expenses payable by us.

Components of Results of Operations

Revenue

We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of May 5, 2017, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to professional services is recognized as services are performed.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 80% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% is derived from professional services engagements. International revenues, which we define as being contracted through non-U.S. entities, represented approximately 13% of our total net revenue in fiscal 2017 and 12% of our total net revenue in fiscal 2016. Although our international clients are located primarily in the United Kingdom, we provided managed security services to clients across 61 countries as of May 5, 2017.

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

Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who manage or monitor solutions to our clients, provide consulting or other professional services, or perform other critical functions. Other expenses include amortization of equipment and costs associated with hardware provided to clients as part of their subscription services, amortization of technology licensing fees, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may expand or fluctuate.

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

▪
Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions, offerings, including a portion of expenses related to our threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis, and product management. R&D expenses also encompass expenses related to the development of prototypes of new solutions offerings and allocated overhead. Our offerings include internally developed solutions as well as certain integrated third-party solutions.

•
Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include wages and benefits, sales commissions and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), client advocacy events, and other brand-building expenses, as well as allocated overhead.

▪
General and Administrative, or G&A, Expenses. General and administrative expenses include primarily the costs of human resources and recruiting, finance and accounting, legal support, information management and information security systems, facilities management, corporate development and other administrative functions, and are offset by allocations of information technology and facilities costs to other functions.

Interest and Other, Net

Interest and other, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents. All foreign currency transaction adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations included in this report. To date, we have had minimal interest income.

Income Tax Expense (Benefit)

Our effective tax rate, after discrete items, was 32.4% and 37.6% for the three months ended May 5, 2017 and April 29, 2016, respectively. Before discrete items, our effective tax rate for the three months ended May 5, 2017 was approximately 36.8%.
The decrease in the Company's effective income tax rate for the three months ended May 5, 2017 compared to the effective income tax rate for the three months ended April 29, 2016 was primarily attributable to the vesting of certain equity awards during the three months ended May 5, 2017, because the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.

We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time, if any, as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and SecureWorks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see "Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes" in our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following tables summarize our key performance indicators for the three months ended May 5, 2017 and April 29, 2016.

	Three Months Ended
	May 5, 2017			April 29, 2016
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$113,593	100.0%	13.8%	$99,793	100.0%
Cost of revenue	$53,942	47.5%	8.2%	$49,849	50.0%
Total gross margin	$59,651	52.5%	19.4%	$49,944	50.0%
Operating expenses	$80,052	70.5%	16.1%	$68,944	69.1%
Operating loss	$(20,401)	(18.0)%	7.4%	$(19,000)	(19.0)%
Net loss	$(14,236)	(12.5)%	22.4%	$(11,627)	(11.7)%

Other Financial Information (1)
Non-GAAP net revenue	$113,739	100.0%	13.7%	$100,014	100.0%
Non-GAAP cost of revenue	$50,298	44.2%	8.4%	$46,380	46.4%
Non-GAAP gross margin	$63,441	55.8%	18.3%	$53,634	53.6%
Non-GAAP operating expenses	$72,868	64.1%	14.4%	$63,686	63.7%
Non-GAAP operating loss	$(9,427)	(8.3)%	(6.2)%	$(10,052)	(10.1)%
Non-GAAP net loss	$(6,496)	(5.7)%	6.5%	$(6,101)	(6.1)%
Adjusted EBITDA	$(6,366)	(5.6)%	(16.6)%	$(7,629)	(7.6)%

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

Three months ended May 5, 2017 compared to the three months ended April 29, 2016

Revenue

Net revenue, which we refer to as revenue, increased $13.8 million, or 13.8%, for the three months ended May 5, 2017. This revenue increase resulted primarily from an increase in revenue generated by subscription-based solutions, as revenue attributable to these solutions represented approximately 80% of net revenue for the three months ended May 5, 2017. The number of clients subscribing to such solutions grew approximately 2% over April 29, 2016, while existing clients continued to increase their purchases of our solutions.

Beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Revenues from such services totaled approximately $5.9 million and $4.9 million for the three months ended May 5, 2017 and April 29, 2016, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions" in our condensed consolidated financial statements included elsewhere in this report.

We primarily generate revenue from sales in the United States. However, for the three months ended May 5, 2017, international revenues, which we define as being contracted through non-U.S. entities, increased to $16.5 million, or 35.8%, from the three months ended April 29, 2016. Currently, our international clients are primarily located in the United Kingdom. We are focused on continuing to grow our international client base in future periods.
Gross Margin
Our total gross margin increased $9.7 million, or 19.4%, for the three months ended May 5, 2017. As a percentage of revenue, our gross margin increased to 52.5% for the three months ended May 5, 2017. This increase was mainly due to the increase in revenue during the current period. The gross margin percentage increased 250 basis points to 52.5% for the three months ended May 5, 2017. The increase in gross margin percentage was mainly driven by efficiencies as we continue to leverage our global service delivery model and improve our technology and processes.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $9.8 million, or 18.3%, for the three months ended May 5, 2017.

Operating Expenses

The following table presents information regarding our operating expenses during the three months ended May 5, 2017 and April 29, 2016.

	Three Months Ended
	May 5, 2017			April 29, 2016
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$19,479	17.1%	10.7%	$17,597	17.6%
Sales and marketing	37,169	32.7%	22.8%	30,262	30.3%
General and administrative	23,404	20.6%	11.0%	21,085	21.1%
Total operating expenses	$80,052	70.5%	16.1%	$68,944	69.1%

Other Financial Information
Non-GAAP research and development	$18,665	16.4%	6.6%	$17,515	17.5%
Non-GAAP sales and marketing	36,955	32.5%	22.3%	30,219	30.2%
Non-GAAP general and administrative	17,248	15.2%	8.1%	15,952	15.9%
Non-GAAP operating expenses (1)	$72,868	64.1%	14.4%	$63,686	63.7%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $1.9 million, or 10.7%, for the three months ended May 5, 2017. The increase for the current three-month period was primarily attributable to compensation and benefit costs for additional engineers, partially offset by a reduction in costs associated with the use of outside resources. As a percentage of revenue, R&D expenses decreased 50 basis points to 17.1% for the three months ended May 5, 2017. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 110 basis points to 16.4% for the three months ended May 5, 2017.

Sales and Marketing Expenses. S&M expenses increased $6.9 million, or 22.8%, for the three months ended May 5, 2017. The increase for the current three-month period was primarily attributable to an increase in compensation-related expenses related to investment in additional sales personnel. As a percentage of revenue, S&M expenses increased 240 basis points to 32.7% for the three months ended May 5, 2017. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 230 basis points to 32.5% for the three months ended May 5, 2017.

General and Administrative Expenses. G&A expenses increased $2.3 million, or 11.0%, for the three months ended May 5, 2017. The increases primarily reflected the costs of an increase in administrative functions to operate on a stand-alone basis and as a publicly-traded company. As a percentage of revenue, G&A expenses decreased 50 basis points to 20.6% for the three months ended May 5, 2017. This decrease resulted from the increase in revenue for the current three-month period, the effect of which was partially offset by investment in personnel and IT infrastructure for growth. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 70 basis points to 15.2% for the three months ended May 5, 2017.

Operating Loss

Our GAAP operating loss increased $1.4 million, or 7.4%, for the three months ended May 5, 2017. As a percentage of revenue, our operating loss decreased to 18.0% for the three months ended May 5, 2017. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue decreased to 8.3% for the three months ended May 5, 2017. Overall, increases in both GAAP and non-GAAP operating loss on a dollar basis were attributable to growth of our operating expenses at a faster rate than growth of our revenue and gross margin. The decreases in operating loss as a percentage of revenue were driven by increased revenue and gross margin percentages as a result of economies of scale.

Interest and Other, Net

Our interest and other, net reflected expense of $0.6 million for the three months ended May 5, 2017 compared to $0.4 million of income for the three months ended April 29, 2016. The change was primarily due to the effects on foreign currency transactions and the related exchange rate fluctuations.

Net Loss

Our net loss increased $2.6 million, or 22.4%, for the three months ended May 5, 2017. Net loss on a non-GAAP basis increased $0.4 million, or 6.5%, for the three months ended May 5, 2017. The increase in net loss was attributable to the increases in operating loss discussed above.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
Following our IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure. We believe that our cash and cash equivalents, which include the net proceeds from our IPO not yet invested in our business, and our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements. On March 28, 2017, the original term of our facility with Dell was extended on the same terms for an additional one-year term ending on April 21, 2018.

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	May 5, 2017	February 3, 2017
	(in thousands)

Cash and cash equivalents	$91,566	$116,595
Accounts receivable, net	$123,164	$113,546

At May 5, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $91.6 million and accounts receivable, net of $123.2 million. Our cash and cash equivalents balance at May 5, 2017 consisted primarily of net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 48% of our recurring revenue in advance and approximately 52% on either a monthly or a quarterly basis. Invoiced accounts receivable usually are collected over a period of 30 to 120 days. As of May 5, 2017, our accounts receivable, net increased by 8.5% compared to February 3, 2017. The fourth quarter of fiscal 2017 had fourteen weeks as compared to thirteen weeks for the first quarter of fiscal 2018 and accordingly the increase reflected the extra week of collections and lower accounts receivable balance. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. As of May 5, 2017 and February 3, 2017, the allowance for doubtful accounts was $7.1 million and $6.1 million, respectively. We believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. The current term of the facility will expire on April 21, 2018. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of May 5, 2017.

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

Cash Flows

The following table presents information concerning our cash flows during the three months ended May 5, 2017 and April 29, 2016.

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in thousands)
Net change in cash from:
Operating activities	$(19,655)	$(16,208)
Investing activities	(3,350)	(3,474)
Financing activities	(2,024)	109,971
Change in cash and cash equivalents	$(25,029)	$90,289

Operating Activities — Cash used in operating activities totaled $19.7 million and $16.2 million for the three months ended May 5, 2017 and April 29, 2016, respectively. The increased usage reflects the additional working capital needs resulting from our 13.8% increase in revenue for the three months ended May 5, 2017.

We began fiscal 2018 with a net payable to Dell of $10.2 million. On a continuing basis, we incur liabilities to Dell for charges under the various commercial agreements in place and for costs Dell continues to pay directly on our behalf, such as the cost of SecureWorks employee benefits provided for under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell. As of May 5, 2017, the amount due to Dell had increased to approximately $16.5 million. During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. We expect that over time our transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.

Investing Activities — Cash used in investing activities totaled $3.4 million and $3.5 million for the three months ended May 5, 2017 and April 29, 2016, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure.

Financing Activities — Cash flows (used in) provided by financing activities totaled $(2.0) million and $110.0 million for the three months ended May 5, 2017 and April 29, 2016, respectively. The usage in the three months ended May 5, 2017 reflects payment of an intercompany obligation of $0.8 million and employee tax withholding payments of $1.2 million on restricted stock awards paid by us. Financing activities for the three months ended April 29, 2016 included $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016.

Off-Balance Sheet Arrangements

As of May 5, 2017, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Recently Issued Accounting Pronouncements
See "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation" in our condensed consolidated financial statements included elsewhere in this report for a description of recently issued accounting pronouncements and our expectation of their impact, if any, on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our expenses in international locations and payments made by clients in those locations are generally denominated in the currencies of the countries in which our operations are located. Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu and the Canadian Dollar, which are the currencies of countries where we currently have our most significant international operations. As our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2017. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of May 5, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended May 5, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 filed with the SEC on March 29, 2017. The risks described in that Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

As of May 5, 2017, we have expended approximately $41.3 million of the net proceeds of our IPO for general corporate purposes and have invested approximately $58.3 million of such proceeds in money market funds pending their use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of Class A common stock during the three months ended May 5, 2017.

Issuer Purchases of Equity Securities

	(a)		(c)	(d)
	Total		Total number of	Maximum number
	number	(b)	shares (or units)	(or approximate dollar
	of shares	Average	purchased as part of	value) of shares (or units)
	(or units)	price paid per	publicly announced	that may yet be purchased
Period	purchased	share (or unit)	plans or programs	under the plans or programs
February 4, 2017 - March 3, 2017	—	$—	Not applicable	Not applicable
March 4, 2017 - April 3, 2017	—	$—	Not applicable	Not applicable
April 4, 2017 - May 5, 2017	34,765 (1)	$9.00	Not applicable	Not applicable
Total	34,765	$9.00	Not applicable	Not applicable

______________

(1)
Represents shares of Class A common stock delivered to us pursuant to provisions in agreements with recipients of restricted stock granted under the SecureWorks Corp. 2016 Long-Term Incentive Plan, which permit the recipients to deliver to us the number of shares having a fair value equal to the tax withholding due.

Item 6. Exhibits

SecureWorks hereby files or incorporates by reference into this report the following exhibits:

Exhibit No.	Description
10.1*
Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of SecureWorks Corp. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017) (Commission File No. 001-37748).

10.2*
Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017) (Commission File No. 001-37748).

10.3
First Amendment to Revolving Credit Agreement, dated as of March 28, 2017, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017) (Commission File No. 001-37748).

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
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: June 6, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of SecureWorks Corp. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017) (Commission File No. 001-37748).

10.2*
Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017) (Commission File No. 001-37748).

10.3
First Amendment to Revolving Credit Agreement, dated as of March 28, 2017, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017) (Commission File No. 001-37748).

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