Form 10-Q
period 2017-08-04
SecureWorks Corp
filed 2017-09-06
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2017
or
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
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 25, 2017, there were 81,074,752 shares of the registrant's common stock outstanding, consisting of 11,074,752 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	August 4, 2017	February 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$97,780	$116,595
Accounts receivable, net of allowances of $7,964 and $6,132, respectively	122,664	113,546
Inventories, net	1,170	1,947
Other current assets	51,004	51,947
Total current assets	272,618	284,035
Property and equipment, net	32,779	31,153
Goodwill	416,487	416,487
Purchased intangible assets, net	248,053	261,921
Other non-current assets	6,091	5,704
Total assets	$976,028	$999,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,847	$24,119
Accrued and other	56,287	59,704
Short-term deferred revenue	133,811	119,909
Total current liabilities	213,945	203,732
Long-term deferred revenue	14,644	14,752
Other non-current liabilities	74,993	89,392
Total liabilities	303,582	307,876
Commitments and Contingencies (Note 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,075 and 10,566 issued and outstanding as of August 4, 2017 and February 3, 2017, respectively.	111	107
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding as of August 4, 2017 and February 3, 2017	700	700
Additional paid in capital	860,824	854,907
Accumulated deficit	(187,213)	(160,859)
Accumulated other comprehensive loss	(1,976)	(3,431)
Total stockholders' equity	672,446	691,424
Total liabilities and stockholders' equity	$976,028	$999,300
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016

Net revenue	$116,123	$103,653	$229,716	$203,446
Cost of revenue	56,325	52,907	110,267	102,756
Gross margin	59,798	50,746	119,449	100,690
Research and development	19,693	17,373	39,172	34,970
Sales and marketing	37,620	31,820	74,789	62,082
General and administrative	21,138	21,600	44,542	42,685
Total operating expenses	78,451	70,793	158,503	139,737
Operating loss	(18,653)	(20,047)	(39,054)	(39,047)
Interest and other, net	(425)	851	(1,074)	1,216
Loss before income taxes	(19,078)	(19,196)	(40,128)	(37,831)
Income tax benefit	(6,960)	(7,145)	(13,774)	(14,153)
Net loss	$(12,118)	$(12,051)	$(26,354)	$(23,678)

Net loss per common share (basic and diluted)	$(0.15)	$(0.15)	$(0.33)	$(0.31)
Weighted-average common shares outstanding (basic and diluted)	80,353	80,009	80,205	75,169

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Net loss	$(12,118)	$(12,051)	$(26,354)	$(23,678)
Foreign currency translation adjustments, net of zero tax	762	(1,753)	1,455	(1,259)
Comprehensive loss	$(11,356)	$(13,804)	$(24,899)	$(24,937)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	August 4, 2017	July 29, 2016
Cash flows from operating activities:
Net loss	$(26,354)	$(23,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,666	19,422
Change in fair value of convertible notes	—	132
Stock-based compensation expense	7,158	3,365
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,456	(1,129)
Income tax benefit	(15,098)	(14,153)
Provision for doubtful accounts	2,591	1,340
Excess tax benefit from share-based payment	—	(221)
Changes in assets and liabilities:
Accounts receivable	(12,491)	15,388
Due to / from parent	7,653	(21,032)
Inventories	778	25
Other assets	606	109
Accounts payable	(269)	4,720
Deferred revenue	13,819	2,651
Accrued and other liabilities	(8,930)	(8,519)
Net cash used in operating activities	(8,415)	(21,580)
Cash flows from investing activities:
Capital expenditures	(8,376)	(7,930)
Net cash used in investing activities	(8,376)	(7,930)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	99,604
Excess tax benefit from share-based payment	—	221
Capital contribution from parent, net	—	9,547
Principal payments on financing arrangement with Dell Financial Services	(800)	—
Taxes paid on vested restricted shares	(1,224)	—
Net cash (used in) provided by financing activities	(2,024)	109,372

Net (decrease) increase in cash and cash equivalents	(18,815)	79,862
Cash and cash equivalents at beginning of the period	116,595	33,422
Cash and cash equivalents at end of the period	$97,780	$113,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, February 3, 2017	10,566	$107	70,000	$700	$854,907	$(160,859)	$(3,431)	$691,424
Net loss	—	—	—	—		(26,354)	—	(26,354)
Other comprehensive loss	—	—	—	—	—	—	1,455	1,455
Vesting of restricted stock units	372	4	—	—	(4)	—	—	—
Grant of restricted stock awards	284	2	—	—	(2)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(147)	(2)	—	—	(1,235)	—	—	(1,237)
Stock-based compensation	—	—	—	—	7,158	—	—	7,158
Balances, August 4, 2017	11,075	$111	70,000	$700	$860,824	$(187,213)	$(1,976)	$672,446
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

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell" or "Parent"). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. ("Dell Technologies"), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of August 4, 2017 represented approximately 86.3% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.

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

In January 2016, the Company's board of directors and stockholder approved a 70,000-for-1 stock split of the Company's Class B common stock. The Company filed an amendment to its certificate of incorporation effecting the stock split on April 8, 2016. The amendment to the certificate of incorporation also increased the number of shares of Class A common stock authorized for issuance from 1,000 to 2,500,000,000 shares and increased the number of shares of Class B common stock authorized for issuance from 1,000 to 500,000,000 shares. All share and per share amounts presented in these financial statements have been retroactively adjusted to reflect the impact of the stock split.

In April 2016, the Company's board of directors and stockholder approved a restated certificate of incorporation further amending and restating the provisions of the certificate of incorporation. The restated certificate of incorporation, which was filed on April 22, 2016, authorized for issuance 200,000,000 shares of preferred stock, par value $0.01 per share.

The Company has one primary business activity, which is to provide clients with intelligence-driven information security solutions. The Company's chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. Accordingly, SecureWorks operates its business as a single reportable segment.

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation and Consolidation

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements. The condensed consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The costs of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see "Note 8—Related Party Transactions."

During the periods presented in the financial statements, SecureWorks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 7—Income and Other Taxes" for more information.

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company's operating expenses as previously reported, and as currently reclassified, on its Condensed Consolidated Statements of Operations for the three and six months ended July 29, 2016:

	Three Months Ended July 29, 2016
	As Reported	Reclassification	As Reclassified
Statement of Operations Data:
Research and development	$12,848	$4,525	$17,373
Sales and marketing	28,639	3,181	31,820
General and administrative	29,306	(7,706)	21,600
Total operating expenses	$70,793	$—	$70,793

	Six Months Ended July 29, 2016
	As Reported	Reclassification	As Reclassified
Statement of Operations Data:
Research and development	$26,444	$8,526	$34,970
Sales and marketing	56,135	5,947	62,082
General and administrative	57,158	(14,473)	42,685
Total operating expenses	$139,737	$—	$139,737

Additional information concerning the effect of these reclassifications on the previously issued quarterly condensed consolidated financial statements is provided in Part II, Item 8, Note 11 to Consolidated Financial Statements included in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating costs and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates.
Recently Adopted Accounting Pronouncements

Compensation - Stock Compensation—In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting." The update simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. The Company adopted this guidance during the three months ended May 5, 2017 with no material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements

Compensation - Stock Compensation—In May 2017, the FASB issued ASU No. 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The amendments are effective for the Company beginning with the Company's 2019 fiscal year, although early adoption is permitted. The Company does not expect these amendments to have a material impact on its consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangibles - Goodwill and Other—In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted, and will be applied on a prospective basis. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Statement of Cash Flows—In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force." The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The update is effective for the Company for fiscal years beginning with the Company's 2019 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Financial Instruments - Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company for fiscal years beginning with the Company's 2021 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The update is effective for the Company for annual and interim periods beginning with the Company's 2020 fiscal year, and early adoption is permitted. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures, but expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Revenue from Contracts with Customers—In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also provides guidance on the accounting for costs to fulfill or obtain a customer contract. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks and judgments related to revenue recognition and related cash flows from contracts with customers.

In August 2015, the FASB approved a one-year deferral of the effective date of this standard. Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company currently expects to adopt this standard and its amendments retrospectively to each period presented for the Company's 2019 fiscal year, including interim periods.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company expects the adoption of the new standard to impact the accounting for costs to fulfill or obtain a customer contract. The impact may affect both the types of costs deferred and the amortization period of deferred costs. The Company continues to evaluate whether the guidance will have additional impacts on its consolidated financial statements and will also monitor for additional impacts due to any changes to the standard or interpretations that become available.

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

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Numerator:
Net loss	$(12,118)	$(12,051)	$(26,354)	$(23,678)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,353	80,009	80,205	75,169

Loss per common share:
Basic and Diluted	$(0.15)	$(0.15)	$(0.33)	$(0.31)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	3,931	4,925	3,928	2,699
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to SecureWorks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of August 4, 2017 and February 3, 2017.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or earlier if an indicator of impairment occurs. The Company completed its most recent annual impairment test by performing a qualitative assessment of goodwill at the reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the SecureWorks reporting unit was less than its carrying amount and, therefore, that the first and second steps of the quantitative goodwill impairment test were unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of August 4, 2017.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
The Company's intangible assets as of August 4, 2017 and February 3, 2017 were as follows:

	August 4, 2017			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(56,010)	$133,508	$189,518	$(48,963)	$140,555
Technology	135,584	(51,157)	84,427	135,584	(44,336)	91,248
Finite-lived intangible assets	325,102	(107,167)	217,935	325,102	(93,299)	231,803
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(107,167)	$248,053	$355,220	$(93,299)	$261,921

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $13.9 million for each of the three and six months ended August 4, 2017 and July 29, 2016, respectively. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended August 4, 2017.
NOTE 4 — DEBT

Convertible Debt

On June 30, 2015, the Company entered into an agreement with investors to sell up to $25.0 million in aggregate principal amount of its convertible notes. These investors included members of the Company's board of directors who were director nominees prior to the date of the IPO. The initial sale of convertible notes was completed on August 3, 2015 in the aggregate principal amount of $22.0 million. On September 14, 2015, the Company sold an additional convertible note in the principal amount of $0.5 million, resulting in an aggregate principal amount of convertible notes outstanding of $22.5 million. As of January 29, 2016, the fair value of the convertible notes was $28.0 million and the Company recorded a $5.5 million change in fair value during the fiscal year ended January 29, 2016. The convertible notes were valued using Level 3 inputs. These notes remained outstanding until the completion of the IPO, on which date, according to their terms, the convertible notes automatically converted into 2,008,924 shares of the Class A common stock with a total settlement of $28.1 million and a $0.1 million change in fair value being recorded in fiscal 2017 for the period prior to settlement. The change in fair value was included in interest and other, net in the Condensed Consolidated Statements of Operations. The converted shares equaled the $22.5 million face value of the convertible notes divided by the conversion price of $11.20 per share, which was equal to 80% of the IPO price of $14.00 per share.

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

Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of August 4, 2017 or February 3, 2017.

Each loan made under the revolving credit facility will accrue interest at an annual rate equal to the applicable London Interbank Offered Rate plus 1.60%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The credit agreement contains customary representations, warranties and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of August 4, 2017, the Company does not believe that there were any such matters that, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Client-based Taxation Contingencies—Various government entities ("taxing authorities") require us to bill our clients for the taxes they owe based on the services they purchase from us. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment.
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

Indemnifications—In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to indemnify its clients from certain losses incurred by the client as to third-party claims relating to the services performed on behalf of the Company or for certain losses incurred by the client as to third-party claims arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.

Concentrations—The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no client that represented 10% or more of its net revenue for the three and six months ended August 4, 2017 or July 29, 2016.
NOTE 6 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES

The Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") effective April 18, 2016. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.

In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three and six months ended August 4, 2017, the Company granted approximately $0.8 million and $11.6 million of these awards, respectively. The Company recognized $0.6 million and $1.1 million of related compensation expense for the three and six months ended August 4, 2017, respectively.

For the three and six months ended August 4, 2017, the Company issued 132,574 and 753,738 restricted stock units, respectively, under the 2016 Plan. The Company issued no restricted stock awards during the three months ended August 4, 2017 and issued 283,988 restricted stock awards during the six months ended August 4, 2017 under the 2016 Plan. The restricted stock unit and restricted stock awards vest over a three-year period and approximately 50% of such awards are subject to performance conditions.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — INCOME AND OTHER TAXES

The Company's effective income tax rate for the three and six months ended August 4, 2017 and July 29, 2016 was as follows:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016

Loss before income taxes	$(19,078)	$(19,196)	$(40,128)	$(37,831)
Income tax benefit	$(6,960)	$(7,145)	$(13,774)	$(14,153)
Effective tax rate	36.5%	37.2%	34.3%	37.4%

The Company's effective tax rate for the six months ended August 4, 2017 includes expense of approximately $0.8 million relating to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes. For the three months ended August 4, 2017, the Company had no vesting of equity awards and accordingly no related expense.

During the periods presented in the accompanying condensed consolidated financial statements, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

As of August 4, 2017 and February 3, 2017, the Company had $3.2 million and $2.8 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of August 4, 2017 and February 3, 2017. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended August 4, 2017 would have been $40.1 million, $4.9 million and $35.2 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

The Company had $0.6 million of unrecognized tax benefits as of both August 4, 2017 and February 3, 2017.
NOTE 8 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to SecureWorks in the ordinary course of business. The costs of services provided to SecureWorks by Dell are governed by a shared services agreement between SecureWorks and Dell Inc. or its wholly-owned subsidiaries. The total amounts of the charges under the shared services agreement with Dell were $1.2 million and $2.5 million for the three and six months ended August 4, 2017, respectively, and $1.3 million and $2.7 million for the three and six months ended July 29, 2016, respectively. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Related Party Arrangements

The Company may purchase certain enterprise hardware systems from Dell Inc. and its wholly-owned subsidiaries in order to provide security solutions to the Company's clients. Expenses associated with these transactions are intended to approximate arm's-length pricing pursuant to the Company's amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. The Company did not make any direct purchases of systems from Dell for the three and six months ended August 4, 2017. Purchases of systems from Dell totaled $0.2 million and $3.0 million for the three and six months ended July 29, 2016, respectively.

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell totaled $0.8 million and $1.5 million for the three and six months ended August 4, 2017, respectively, and $1.0 million and $1.5 million for the three and six months ended July 29, 2016, respectively.

On September 7, 2016, EMC Corporation ("EMC"), a company that provides enterprise software and storage, became a wholly-owned subsidiary of Dell Technologies. EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services and hardware systems for internal use from EMC and VMware totaled $0.2 million and $0.4 million for the three and six months ended August 4, 2017, respectively. Approximately $3.0 million of the purchases from VMware prior to the six months ended August 4, 2017 were financed through Dell Financial Services, of which approximately $2.2 million of such purchases were included in intercompany liabilities as of August 4, 2017.

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell's wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital, L.P. totaled $23 thousand and$46 thousand for the three and six months ended August 4, 2017, respectively, and $31 thousand and $54 thousand for the three and six months ended July 29, 2016, respectively.

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than SecureWorks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $10.2 million and $20.4 million for the three and six months ended August 4, 2017, respectively, and $9.3 million and $18.6 million for the three and six months ended July 29, 2016, respectively.

As the Company's client and on behalf of certain of its own clients, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $6.7 million and $12.6 million for the three and six months ended August 4, 2017, respectively, and $5.0 million and $9.9 million for the three and six months ended July 29, 2016, respectively.

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of August 4, 2017 and February 3, 2017. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell on a quarterly basis.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	August 4, 2017	February 3, 2017
	(in thousands)
Intercompany receivable	$—	$1,680
Intercompany payable	(16,368)	(11,832)
Net intercompany payable (in accrued and other)	$(16,368)	$(10,152)

Accounts receivable from clients under reseller agreements with Dell (included in accounts receivable, net)	$17,328	$16,658

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" at August 4, 2017 and February 3, 2017)	$24,654	$25,091
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of August 4, 2017 and February 3, 2017 were as follows:

	August 4, 2017	February 3, 2017
	Level 1	Level 1
Cash equivalents - Money Market Funds	$58,720	$84,339

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis is based upon the financial statements of SecureWorks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 3, 2017 included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 29, 2017, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item IA of our Annual Report.

Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 2, 2018 and the fiscal year ended February 3, 2017 as fiscal 2018 and fiscal 2017, respectively. Fiscal 2018 has 52 weeks, and each quarter has 13 weeks. Fiscal 2017 had 53 weeks, and each quarter had 13 weeks except the fourth quarter, which had 14 weeks. All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

Except where the context otherwise requires or where otherwise indicated, (1) all references to "SecureWorks" "we," "us," "our" and "our Company" in this management's discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to "Dell" refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to "Dell Technologies" refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.

Overview

We are a leading global cybersecurity company that secures organizations in a digitally connected world. We combine visibility from thousands of clients, machine intelligence and automation from our industry-leading SecureWorks Counter Threat PlatformTM and actionable insights from our team of elite researchers and analysts to create a powerful network effect that provides increasingly strong protection for our clients. By aggregating and analyzing data from any source, anywhere, we prevent security breaches, detect malicious activity in real time, respond rapidly to security incidents, and predict emerging threats.

Our mission is to unlock the value of our clients' security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of "point" products deployed by our clients to address specific security issues and provide supplemental solutions where gaps exist in our clients' defense. We customize the right level of security for each client's unique situation, which evolves as the client's organization grows and changes.

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

Our intelligence-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security offerings, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our clients to detect and effectively remediate threats quickly. Threat intelligence, which is typically deployed as part of our managed security offerings, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact. In addition to these solutions, we also offer a variety of professional services, which include security and risk consulting and incident response. Through security and risk consulting, we advise clients on a broad range of security and risk-related matters. Incident response, minimizes the impact and duration of security breaches through proactive client preparation, rapid containment and thorough event analysis followed by effective remediation. We continuously evaluate potential investments and acquisitions of businesses, services and technologies that could complement our existing offerings. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our clients' evolving needs and help them secure themselves against cyber attacks.

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

Key Operating Metrics

In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions being provided to all sizes of clients. We have achieved much of this growth by providing solutions to large enterprise clients, which generate substantially more average revenue than our small and medium-sized business ("SMB") clients, and by continually expanding the volume and breadth of the security solutions that we provide to all clients. This has resulted in steadily growing our average revenue per client. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may impact our profitability.

We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates and for the quarterly periods indicated:

	August 4, 2017	February 3, 2017	July 29, 2016
Client base	4,400	4,400	4,300
Monthly recurring revenue (in millions)	$32.3	$31.6	$29.8
Revenue retention rate	96%	98%	101%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions at a point in time. We believe that growing our existing client base and our ability to grow our average revenue per client represent significant future revenue opportunities for us. The increases in our client base and average revenue per client are primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our client composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue.
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

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based clients. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based client base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of clients and the negative revenue impacts of client or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any clients acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including installation timing of solutions contracted in prior periods and client renewal rates.

Beginning in the fourth quarter of fiscal 2017, we revised our calculation to exclude operational backlog as we believe such revised approach provides a more meaningful indication of the retention of reported revenues. Under the prior calculation methodology, our revenue retention rate was 99% for the three months ended July 29, 2016.

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

There are limitations to the use of the non-GAAP financial measures presented in this management's discussion and analysis. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

•
Other. Other includes professional fees incurred by us in connection with our IPO and amounts expensed in the settlement of a legal matter. We are excluding these expenses for the purpose of calculating the non-GAAP financial measures presented below because we believe these items are outside of our ordinary course of business and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in thousands)
GAAP revenue	$116,123	$103,653	$229,716	$203,446
Impact of purchase accounting	146	221	292	442
Non-GAAP revenue	$116,269	$103,874	$230,008	$203,888

GAAP gross margin	$59,798	$50,746	$119,449	$100,690
Amortization of intangibles	3,411	3,411	6,821	6,821
Impact of purchase accounting	156	356	312	617
Stock-based compensation expense	217	156	441	175
Non-GAAP gross margin	$63,582	$54,669	$127,023	$108,303

GAAP research and development expenses	$19,693	$17,373	$39,172	$34,970
Stock-based compensation expense	(759)	(688)	(1,573)	(770)
Non-GAAP research and development expenses	$18,934	$16,685	$37,599	$34,200

GAAP sales and marketing expenses	$37,620	$31,820	$74,789	$62,082
Stock-based compensation expense	(411)	(362)	(625)	(405)
Non-GAAP sales and marketing expenses	$37,209	$31,458	$74,164	$61,677

GAAP general and administrative expenses	$21,138	$21,600	$44,542	$42,685
Amortization of intangibles	(3,523)	(3,523)	(7,047)	(7,047)
Impact of purchase accounting	(256)	(177)	(512)	(406)

Stock-based compensation expense	(2,143)	(1,799)	(4,519)	(2,015)
Other	—	—	—	(1,164)
Non-GAAP general and administrative expenses	$15,216	$16,101	$32,464	$32,053

GAAP operating loss	$(18,653)	$(20,047)	$(39,054)	$(39,047)
Amortization of intangibles	6,934	6,934	13,868	13,868
Impact of purchase accounting	412	533	824	1,023
Stock-based compensation expense	3,530	3,005	7,158	3,365
Other	—	—	—	1,164
Non-GAAP operating loss	$(7,777)	$(9,575)	$(17,204)	$(19,627)

GAAP net loss	$(12,118)	$(12,051)	$(26,354)	$(23,678)
Amortization of intangibles	6,934	6,934	13,868	13,868
Impact of purchase accounting	412	533	824	1,023
Stock-based compensation expense	3,530	3,005	7,158	3,365
Other	—	—	—	1,164
Aggregate adjustment for income taxes	(4,122)	(3,997)	(7,356)	(7,419)
Non-GAAP net loss	$(5,364)	$(5,576)	$(11,860)	$(11,677)

GAAP net loss per share	$(0.15)	$(0.15)	$(0.33)	$(0.31)
Amortization of intangibles	0.09	0.09	0.17	0.18
Impact of purchase accounting	0.01	0.01	0.01	0.01
Stock-based compensation expense	0.04	0.04	0.09	0.04
Other	—	—	—	0.02
Aggregate adjustment for income taxes	(0.05)	(0.06)	(0.09)	(0.10)
Non-GAAP net loss per share *	$(0.07)	$(0.07)	$(0.15)	$(0.16)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(12,118)	$(12,051)	$(26,354)	$(23,678)
Interest and other, net	425	(851)	1,074	(1,216)
Income tax benefit	(6,960)	(7,145)	(13,774)	(14,153)
Depreciation and amortization	10,405	9,796	20,666	19,422
Stock-based compensation expense	3,530	3,005	7,158	3,365
Impact of purchase accounting	146	221	292	442
Other	—	—	—	1,164
Adjusted EBITDA	$(4,572)	$(7,025)	$(10,938)	$(14,654)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying condensed consolidated financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of August 4, 2017 represented approximately 86.3% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. Through the first two quarters of fiscal 2016, the costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Beginning in the third quarter of fiscal 2016, the costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions" in our condensed consolidated financial statements included elsewhere in this report.

During the periods presented in the condensed consolidated financial statements included in this report, SecureWorks did not file separate federal tax returns, as SecureWorks was generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by SecureWorks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

As a less than wholly-owned subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of August 4, 2017, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions" in our condensed consolidated financial statements included in this report.

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

Components of Results of Operations

Revenue

We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of August 4, 2017, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to professional services is recognized as services are performed.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 80% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% is derived from professional services engagements. International revenues, which we define as being contracted through non-U.S. entities, represented approximately 13% of our total net revenue in fiscal 2017 and 12% of our total net revenue in fiscal 2016. Although our international clients are located primarily in the United Kingdom, we provided managed security services to clients across 61 countries as of August 4, 2017.

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

We operate in a high-growth industry and expect our revenue to increase more than cost of revenue, which will increase our gross margin in absolute dollars. As we balance revenue growth with initiatives to drive the efficiency of our business, however, gross margin as a percentage of total revenue may fluctuate from period to period.

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

▪
General and Administrative, or G&A, Expenses. General and administrative expenses include primarily the costs of human resources and recruiting, finance and accounting, legal support, information management and information security systems, facilities management, corporate development and other administrative functions, and are partially offset by allocations of information technology and facilities costs to other functions.

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

Income Tax Expense (Benefit)

Our effective tax rate, after discrete items, was 36.5% and 37.2% for the three months ended August 4, 2017 and July 29, 2016, respectively, and 34.3% and 37.4% for the six months ended August 4, 2017 and July 29, 2016, respectively. Before discrete items, our effective tax rate was 36.8% for both the three months and six months ended August 4, 2017. The decrease in the Company's effective income tax rate for the six months ended August 4, 2017 compared to the effective income tax rate for the six months ended July 29, 2016 was primarily attributable to the vesting of certain equity awards during the six months ended August 4, 2017, for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.

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

Results of Operations

The following tables summarize our key performance indicators for the three and six months ended August 4, 2017 and July 29, 2016.

	Three Months Ended
	August 4, 2017			July 29, 2016
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$116,123	100.0%	12.0%	$103,653	100.0%
Cost of revenue	$56,325	48.5%	6.5%	$52,907	51.0%
Total gross margin	$59,798	51.5%	17.8%	$50,746	49.0%
Operating expenses	$78,451	67.6%	10.8%	$70,793	68.3%
Operating loss	$(18,653)	(16.1)%	(7.0)%	$(20,047)	(19.3)%
Net loss	$(12,118)	(10.4)%	0.6%	$(12,051)	(11.6)%

Other Financial Information (1)
Non-GAAP net revenue	$116,269	100.0%	11.9%	$103,874	100.0%
Non-GAAP cost of revenue	$52,687	45.3%	7.1%	$49,205	47.4%
Non-GAAP gross margin	$63,582	54.7%	16.3%	$54,669	52.6%
Non-GAAP operating expenses	$71,359	61.4%	11.1%	$64,244	61.8%
Non-GAAP operating loss	$(7,777)	(6.7)%	(18.8)%	$(9,575)	(9.2)%
Non-GAAP net loss	$(5,364)	(4.6)%	(3.8)%	$(5,576)	(5.4)%
Adjusted EBITDA	$(4,572)	(3.9)%	(34.9)%	$(7,025)	(6.8)%

	Six Months Ended
	August 4, 2017			July 29, 2016
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$229,716	100.0%	12.9%	$203,446	100.0%
Cost of revenue	$110,267	48.0%	7.3%	$102,756	50.5%
Total gross margin	$119,449	52.0%	18.6%	$100,690	49.5%
Operating expenses	$158,503	69.0%	13.4%	$139,737	68.7%
Operating loss	$(39,054)	(17.0)%	—%	$(39,047)	(19.2)%
Net loss	$(26,354)	(11.5)%	11.3%	$(23,678)	(11.6)%

Other Financial Information (1)
Non-GAAP net revenue	$230,008	100.0%	12.8%	$203,888	100.0%
Non-GAAP cost of revenue	$102,985	44.8%	7.7%	$95,585	46.9%
Non-GAAP gross margin	$127,023	55.2%	17.3%	$108,303	53.1%
Non-GAAP operating expenses	$144,227	62.7%	12.7%	$127,930	62.7%
Non-GAAP operating loss	$(17,204)	(7.5)%	(12.3)%	$(19,627)	(9.6)%
Non-GAAP net loss	$(11,860)	(5.2)%	1.6%	$(11,677)	(5.7)%
Adjusted EBITDA	$(10,938)	(4.8)%	(25.4)%	$(14,654)	(7.2)%

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

Three and six months ended August 4, 2017 compared to the three and six months ended July 29, 2016

Revenue

Net revenue, which we refer to as revenue, increased $12.5 million, or 12.0%, for the three months ended August 4, 2017, and $26.3 million, or 12.9%, for the six months ended August 4, 2017. These increases resulted primarily from increases in revenue generated by subscription-based solutions, as revenue attributable to these solutions represented approximately 80% of net revenue for both the three and six months ended August 4, 2017. The number of clients subscribing to such solutions grew approximately 2% over July 29, 2016, while existing clients continued to increase their contracted subscriptions for our solutions.

Revenues for certain services provided to or on behalf of Dell totaled approximately $6.7 million and $12.6 million for the three and six months ended August 4, 2017, respectively, and $5.0 million and $9.9 million for the three and six months ended July 29, 2016, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions" in our condensed consolidated financial statements included elsewhere in this report.

We primarily generate revenue from sales in the United States. However, for the three months ended August 4, 2017, international revenues, which we define as being contracted through non-U.S. entities, increased to $18.8 million, or 41.3%, from the three months ended July 29, 2016. For the six months ended August 4, 2017, international revenues increased to $35.3 million, or 38.7%, from the six months ended July 29, 2016. Currently, our international clients are primarily located in the United Kingdom. We are focused on continuing to grow our international client base in future periods.

Gross Margin
Our total gross margin increased $9.1 million, or 17.8%, for the three months ended August 4, 2017, and $18.8 million, or 18.6%, for the six months ended August 4, 2017. As a percentage of revenue, our gross margin increased to 51.5% and 52.0% for the three and six months ended August 4, 2017, respectively. These increases were mainly due to the increases in revenue during the respective periods. The gross margin percentage increased 250 basis points to 51.5% for the three months ended August 4, 2017, and 250 basis points to 52.0% for the six months ended August 4, 2017. The increase in gross margin percentage was mainly driven by efficiencies as we continue to leverage our global service delivery model and improve our technology and processes.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $8.9 million, or 16.3%, for the three months ended August 4, 2017, and $18.7 million, or 17.3%, for the six months ended August 4, 2017.

Operating Expenses

The following table presents information regarding our operating expenses during the three and six months ended August 4, 2017 and July 29, 2016.

	Three Months Ended
	August 4, 2017			July 29, 2016
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$19,693	17.0%	13.4%	$17,373	16.8%
Sales and marketing	37,620	32.4%	18.2%	31,820	30.7%
General and administrative	21,138	18.2%	(2.1)%	21,600	20.8%
Total operating expenses	$78,451	67.6%	10.8%	$70,793	68.3%

Other Financial Information
Non-GAAP research and development	$18,934	16.3%	13.5%	$16,685	16.1%
Non-GAAP sales and marketing	37,209	32.0%	18.3%	31,458	30.3%
Non-GAAP general and administrative	15,216	13.1%	(5.5)%	16,101	15.5%
Non-GAAP operating expenses (1)	$71,359	61.4%	11.1%	$64,244	61.8%

	Six Months Ended
	August 4, 2017			July 29, 2016
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$39,172	17.1%	12.0%	$34,970	17.2%
Sales and marketing	74,789	32.6%	20.5%	62,082	30.5%
General and administrative	44,542	19.4%	4.4%	42,685	21.0%
Total operating expenses	$158,503	69.0%	13.4%	$139,737	68.7%

Other Financial Information
Non-GAAP research and development	$37,599	16.3%	9.9%	$34,200	16.8%
Non-GAAP sales and marketing	74,164	32.2%	20.2%	61,677	30.3%
Non-GAAP general and administrative	32,464	14.1%	1.3%	32,053	15.7%
Non-GAAP operating expenses (1)	$144,227	62.7%	12.7%	$127,930	62.7%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $2.3 million, or 13.4%, for the three months ended August 4, 2017, and $4.2 million, or 12.0%, for the six months ended August 4, 2017. The increases for the three- and six-month periods were primarily attributable to compensation and benefit costs for additional engineers, partially offset by a reduction in costs associated with the use of outside resources. As a percentage of revenue, R&D expenses increased 20 basis points to 17.0% for the three months ended August 4, 2017, and decreased 10 basis points to 17.1% for the six months ended August 4, 2017. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 20 basis points to 16.3% for the three months ended August 4, 2017, and decreased 50 basis points to 16.3% for the six months ended August 4, 2017.

Sales and Marketing Expenses. S&M expenses increased $5.8 million, or 18.2%, for the three months ended August 4, 2017, and $12.7 million, or 20.5%, for the six months ended August 4, 2017. The increases for the current three- and six-month periods were primarily attributable to an increase in compensation-related expenses related to the Company's investment in additional sales personnel. As a percentage of revenue, S&M expenses increased 170 basis points to 32.4% for the three months ended August 4, 2017, and increased 210 basis points to 32.6% for the six months ended August 4, 2017. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 170 basis points to 32.0% for the three months ended August 4, 2017, and decreased 190 basis points to 32.2% for the six months ended August 4, 2017.

General and Administrative Expenses. G&A expenses decreased $0.5 million, or 2.1%, for the three months ended August 4, 2017, and increased $1.9 million, or 4.4%, for the six months ended August 4, 2017. The increase for the current six-month period primarily reflected the costs of an increase in administrative functions to operate on a stand-alone basis and as a publicly-traded company. As a percentage of revenue, G&A expenses decreased 260 basis points to 18.2% for the three months ended August 4, 2017, and decreased 160 basis points to 19.4% for the six months ended August 4, 2017. These decreases resulted from the increases in revenue for the current three- and six-month periods as well as a $1.6 million benefit relating to Georgia Quality Jobs Tax credits. The effect of these decreases was partially offset by investment in personnel and an overall increase in our allowance for doubtful accounts. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 240 basis points to 13.1% for the three months ended August 4, 2017, and decreased 160 basis points to 14.1% for the six months ended August 4, 2017.

Operating Loss

Our GAAP operating loss decreased $1.4 million, or 7.0%, for the three months ended August 4, 2017, and was substantially unchanged for the six months ended August 4, 2017. As a percentage of revenue, our operating loss decreased to 16.1% for the three months ended August 4, 2017, and 17.0% for the six months ended August 4, 2017. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue decreased to 6.7% for the three months ended August 4, 2017, and 7.5% for the six months ended August 4, 2017. Overall, decreases in both GAAP and non-GAAP operating loss on a dollar basis were primarily attributable to our growth of revenue and gross margin. The decreases in operating loss as a percentage of revenue were driven by increased revenue and gross margin percentages as a result of economies of scale.

Interest and Other, Net

Our interest and other, net reflected expense of $0.4 million and $1.1 million for the three and six months ended August 4, 2017, respectively, compared to income of $0.9 million and $1.2 million for the three and six months ended July 29, 2016, respectively. The change was primarily due to the effects on foreign currency transactions and the related exchange rate fluctuations.

Net Loss

Our net loss increased $0.1 million, or 0.6%, for the three months ended August 4, 2017, and $2.7 million, or 11.3%, for the six months ended August 4, 2017. Net loss on a non-GAAP basis decreased $0.2 million, or 3.8%, for the three months ended August 4, 2017, and increased $0.2 million, or 1.6%, for the six months ended August 4, 2017. Overall, the changes in net loss were attributable to the operating loss results.
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

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	August 4, 2017	February 3, 2017
	(in thousands)

Cash and cash equivalents	$97,780	$116,595
Accounts receivable, net	$122,664	$113,546

As of August 4, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $97.8 million and accounts receivable, net, of $122.7 million. Our cash and cash equivalents balance as of August 4, 2017 consisted primarily of net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 48% of our recurring revenue in advance and approximately 52% on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. As of August 4, 2017, our net accounts receivable increased by 8.0% compared to February 3, 2017. The fourth quarter of fiscal 2017 had fourteen weeks as compared to thirteen weeks for the second quarter of fiscal 2018 and thus reflected an additional week of collections that resulted in a lower accounts receivable balance as of February 3, 2017. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain. As of August 4, 2017 and February 3, 2017, the allowance for doubtful accounts was $8.0 million and $6.1 million, respectively. We believe we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. The current term of the facility will expire on April 21, 2018. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of as of August 4, 2017 or February 3, 2017.

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

Cash Flows

The following table presents information concerning our cash flows during the six months ended August 4, 2017 and July 29, 2016.

	Six Months Ended
	August 4, 2017	July 29, 2016
	(in thousands)
Net change in cash from:
Operating activities	$(8,415)	$(21,580)
Investing activities	(8,376)	(7,930)
Financing activities	(2,024)	109,372
Change in cash and cash equivalents	$(18,815)	$79,862

Operating Activities — Cash used in operating activities totaled $8.4 million and $21.6 million for the six months ended August 4, 2017 and July 29, 2016, respectively. The increase in our operating cash flows was mainly due to our net transactions with Dell and our 12.9% increase in revenue for the six months ended August 4, 2017, the effects of which were partially offset by higher stock-based compensation expense.

We began fiscal 2018 with a net payable to Dell of $10.2 million. On a continuing basis, we incur liabilities to Dell for charges under the various commercial agreements in place and for costs Dell continues to pay directly on our behalf, such as the cost of SecureWorks employee benefits provided for under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell. As of August 4, 2017, the amount due to Dell had increased to approximately $16.4 million. During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. We expect that over time our transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary period to period.

Investing Activities — Cash used in investing activities totaled $8.4 million and $7.9 million for the six months ended August 4, 2017 and July 29, 2016, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure.

Financing Activities — Cash flows (used in) provided by financing activities totaled $(2.0) million and $109.4 million for the six months ended August 4, 2017 and July 29, 2016, respectively. The usage in the six months ended August 4, 2017 reflected payment of an intercompany obligation of $0.8 million and employee tax withholding payments of $1.2 million on restricted stock awards paid by us. Financing activities for the six months ended July 29, 2016 included our receipt of $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016.

Off-Balance Sheet Arrangements

As of August 4, 2017, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2017. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of August 4, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended August 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, results of operations or liquidity.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 filed with the SEC on March 29, 2017. The risks described in that Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of August 4, 2017, we have expended approximately $40.9 million of the net proceeds of our IPO for general corporate purposes and have invested approximately $58.7 million of such proceeds in money market funds pending their use in our business.

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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: September 6, 2017