Form 10-Q
period 2017-11-03
SecureWorks Corp
filed 2017-12-06
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2017
or
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
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 28, 2017, there were 81,077,092 shares of the registrant's common stock outstanding, consisting of 11,077,092 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	November 3, 2017	February 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$99,690	$116,595
Accounts receivable, net of allowances of $8,522 and $6,132, respectively	136,646	113,546
Inventories, net	963	1,947
Other current assets	27,835	51,947
Total current assets	265,134	284,035
Property and equipment, net	33,974	31,153
Goodwill	416,487	416,487
Purchased intangible assets, net	241,118	261,921
Other non-current assets	4,698	5,704
Total assets	$961,411	$999,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,931	$24,119
Accrued and other	62,602	59,704
Short-term deferred revenue	124,633	119,909
Total current liabilities	211,166	203,732
Long-term deferred revenue	15,284	14,752
Other non-current liabilities	71,433	89,392
Total liabilities	297,883	307,876
Commitments and Contingencies (Note 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,077 and 10,566 issued and outstanding as of November 3, 2017 and February 3, 2017, respectively.	111	107
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding as of November 3, 2017 and February 3, 2017	700	700
Additional paid in capital	863,758	854,907
Accumulated deficit	(198,814)	(160,859)
Accumulated other comprehensive loss	(2,227)	(3,431)
Total stockholders' equity	663,528	691,424
Total liabilities and stockholders' equity	$961,411	$999,300
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016

Net revenue	$117,534	$107,108	$347,250	$310,554
Cost of revenue	55,726	53,637	165,993	156,393
Gross margin	61,808	53,471	181,257	154,161
Research and development	19,501	16,963	58,673	51,933
Sales and marketing	37,296	29,725	112,085	91,807
General and administrative	22,896	21,626	67,438	64,311
Total operating expenses	79,693	68,314	238,196	208,051
Operating loss	(17,885)	(14,843)	(56,939)	(53,890)
Interest and other, net	121	1,107	(953)	2,323
Loss before income taxes	(17,764)	(13,736)	(57,892)	(51,567)
Income tax benefit	(6,163)	(6,018)	(19,937)	(20,171)
Net loss	$(11,601)	$(7,718)	$(37,955)	$(31,396)

Net loss per common share (basic and diluted)	$(0.14)	$(0.10)	$(0.47)	$(0.41)
Weighted-average common shares outstanding (basic and diluted)	80,355	80,009	80,254	76,783

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Net loss	$(11,601)	$(7,718)	$(37,955)	$(31,396)
Foreign currency translation adjustments, net of tax	(251)	(1,207)	1,204	(2,466)
Comprehensive loss	$(11,852)	$(8,925)	$(36,751)	$(33,862)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	November 3, 2017	October 28, 2016
Cash flows from operating activities:
Net loss	$(37,955)	$(31,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,320	29,248
Change in fair value of convertible notes	—	132
Stock-based compensation expense	10,092	6,389
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,368	(2,180)
Income tax benefit	(19,058)	(20,171)
Provision for doubtful accounts	3,525	1,994
Excess tax benefit from share-based payment	—	(221)
Changes in assets and liabilities:
Accounts receivable	(27,557)	6,148
Due to / from parent	9,415	(20,027)
Inventories	984	829
Other assets	24,291	1,529
Accounts payable	(189)	1,096
Deferred revenue	5,249	5,876
Accrued and other liabilities	(4,690)	2,080
Net cash used in operating activities	(3,205)	(18,674)
Cash flows from investing activities:
Capital expenditures	(11,676)	(13,285)
Net cash used in investing activities	(11,676)	(13,285)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	99,604
Excess tax benefit from share-based payment	—	221
Capital contribution from parent, net	—	9,547
Principal payments on financing arrangement with Dell Financial Services	(800)	—
Taxes paid on vested restricted shares	(1,224)	—
Net cash (used in) provided by financing activities	(2,024)	109,372

Net (decrease) increase in cash and cash equivalents	(16,905)	77,413
Cash and cash equivalents at beginning of the period	116,595	33,422
Cash and cash equivalents at end of the period	$99,690	$110,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, February 3, 2017	10,566	$107	70,000	$700	$854,907	$(160,859)	$(3,431)	$691,424
Net loss	—	—	—	—		(37,955)	—	(37,955)
Other comprehensive loss	—	—	—	—	—	—	1,204	1,204
Vesting of restricted stock units	376	4	—	—	(4)	—	—	—
Grant of restricted stock awards	284	2	—	—	(2)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(149)	(2)	—	—	(1,235)	—	—	(1,237)
Stock-based compensation	—	—	—	—	10,092	—	—	10,092
Balances, November 3, 2017	11,077	$111	70,000	$700	$863,758	$(198,814)	$(2,227)	$663,528
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

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell" or "Parent"). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. ("Dell Technologies"), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"), as further described below. Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of November 3, 2017 represented approximately 86.3% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.

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

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The costs of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the charges for these services and related party transactions, see "Note 8—Related Party Transactions."

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company's operating expenses as previously reported, and as currently reclassified, on its Condensed Consolidated Statements of Operations for the three and nine months ended October 28, 2016:

	Three Months Ended October 28, 2016
	As Reported	Reclassification	As Reclassified
Statement of Operations Data:
Research and development	$12,181	$4,782	$16,963
Sales and marketing	26,424	3,301	29,725
General and administrative	29,709	(8,083)	21,626
Total operating expenses	$68,314	$—	$68,314

	Nine Months Ended October 28, 2016
	As Reported	Reclassification	As Reclassified
Statement of Operations Data:
Research and development	$38,625	$13,308	$51,933
Sales and marketing	82,559	9,248	91,807
General and administrative	86,867	(22,556)	64,311
Total operating expenses	$208,051	$—	$208,051

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

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Numerator:
Net loss	$(11,601)	$(7,718)	$(37,955)	$(31,396)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,355	80,009	80,254	76,783

Loss per common share:
Basic and Diluted	$(0.14)	$(0.10)	$(0.47)	$(0.41)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	3,801	4,899	3,898	3,432
NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of November 3, 2017 and February 3, 2017.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or earlier if an indicator of impairment occurs. The Company completed its most recent annual impairment test by performing a qualitative assessment of goodwill at the reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, that the first and second steps of the quantitative goodwill impairment test were unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of November 3, 2017.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
The Company's intangible assets as of November 3, 2017 and February 3, 2017 were as follows:

	November 3, 2017			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(59,534)	$129,984	$189,518	$(48,963)	$140,555
Technology	135,584	(54,568)	81,016	135,584	(44,336)	91,248
Finite-lived intangible assets	325,102	(114,102)	211,000	325,102	(93,299)	231,803
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(114,102)	$241,118	$355,220	$(93,299)	$261,921

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $20.8 million for each of the three and nine months ended November 3, 2017 and October 28, 2016, respectively. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended November 3, 2017.
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

Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of November 3, 2017 or February 3, 2017.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 5 — COMMITMENTS AND CONTINGENCIES

Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of November 3, 2017, the Company does not believe that there were any such matters that, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Client-based Taxation Contingencies—Various government entities ("taxing authorities") require the Company to bill its clients for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency.

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

Concentrations—The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no client that represented 10% or more of its net revenue for the three and nine months ended November 3, 2017 or October 28, 2016.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three and nine months ended November 3, 2017, the Company granted no awards and approximately $11.6 million of these awards, respectively. The Company recognized $0.5 million and $1.6 million of related compensation expense for the three and nine months ended November 3, 2017, respectively.

For the three and nine months ended November 3, 2017, the Company issued 4,740 and 758,478 restricted stock units, respectively, under the 2016 Plan. The Company issued no restricted stock awards during the three months ended November 3, 2017 and issued 283,988 restricted stock awards during the nine months ended November 3, 2017 under the 2016 Plan. The restricted stock unit and restricted stock awards issued during fiscal 2018 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
NOTE 7 — INCOME AND OTHER TAXES

The Company's effective income tax rate for the three and nine months ended November 3, 2017 and October 28, 2016 was as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016

Loss before income taxes	$(17,764)	$(13,736)	$(57,892)	$(51,567)
Income tax benefit	$(6,163)	$(6,018)	$(19,937)	$(20,171)
Effective tax rate	34.7%	43.8%	34.4%	39.1%

The Company’s effective tax rate for the three and nine months ended November 3, 2017 includes a discrete impact for the three-month period of approximately $0.3 million primarily relating to lower research and development tax credits than originally estimated. The Company's effective tax rate for the nine months ended November 3, 2017 also includes expense of approximately $0.8 million relating to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.

During the periods presented in the accompanying condensed consolidated financial statements, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

As of November 3, 2017 and February 3, 2017, the Company had $3.0 million and $2.8 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2017. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of November 3, 2017 and February 3, 2017. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended November 3, 2017 would have been $57.9 million, $7.6 million and $50.3 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets.

As of November 3, 2017 and February 3, 2017, the Company had $1.9 million and $25.1 million, respectively, of a net operating loss tax receivable from Dell. This receivable reflects the receipt of $24.1 million by the Company during the three months ended November 3, 2017.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had $0.5 million and $0.6 million of unrecognized tax benefits as of November 3, 2017 and February 3, 2017, respectively.
NOTE 8 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amounts of the charges under the shared services agreement with Dell were $1.1 million and $3.7 million for the three and nine months ended November 3, 2017, respectively, and $1.1 million and $3.8 million for the three and nine months ended October 28, 2016, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements

The Company may purchase certain enterprise hardware systems from Dell Inc. and its wholly-owned subsidiaries in order to provide security solutions to the Company's clients. Expenses associated with these transactions are intended to approximate arm's-length pricing pursuant to the Company's amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. The Company did not make any direct purchases of systems from Dell for the three and nine months ended November 3, 2017. Purchases of systems from Dell totaled $10 thousand and $3.0 million for the three and nine months ended October 28, 2016, respectively.

On September 7, 2016, EMC Corporation ("EMC"), a company that provides enterprise software and storage, became a wholly-owned subsidiary of Dell Technologies. EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from EMC and VMware totaled $0.3 million and $0.7 million for the three and nine months ended November 3, 2017, respectively. Approximately $3.0 million of the purchases from VMware prior to the nine months ended November 3, 2017 were financed through Dell Financial Services, of which approximately $2.2 million of such purchases were included in intercompany liabilities as of November 3, 2017.

The Company also purchases computer equipment for internal use from Dell and EMC that was capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC totaled $36 thousand and $1.5 million for the three and nine months ended November 3, 2017, respectively, and $0.2 million and $1.7 million for the three and nine months ended October 28, 2016, respectively.

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell's wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital, L.P. totaled $24 thousand and $71 thousand for the three and nine months ended November 3, 2017, respectively, and $24 thousand and $78 thousand for the three and nine months ended October 28, 2016, respectively.

The Company provides solutions to certain clients whose contractual relationship has historically been with Dell rather than Secureworks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, many of such client contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $11.2 million and $31.6 million for the three and nine months ended November 3, 2017, respectively, and $10.1 million and $28.8 million for the three and nine months ended October 28, 2016, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As the Company's client and on behalf of certain of its own clients, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $5.7 million and $18.3 million for the three and nine months ended November 3, 2017, respectively, and $5.9 million and $15.8 million for the three and nine months ended October 28, 2016, respectively.

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of November 3, 2017 and February 3, 2017. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell on a quarterly basis.

	November 3, 2017	February 3, 2017
	(in thousands)
Intercompany receivable	$—	$1,680
Intercompany payable	(18,042)	(11,832)
Net intercompany payable (in accrued and other)	$(18,042)	$(10,152)

Accounts receivable from clients under reseller agreements with Dell (included in accounts receivable, net)	$19,646	$16,658

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" at November 3, 2017 and February 3, 2017)	$1,879	$25,091
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of November 3, 2017 and February 3, 2017 were as follows:

	November 3, 2017	February 3, 2017
	Level 1	Level 1
Cash equivalents - Money Market Funds	$58,802	$84,339

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

Except where the context otherwise requires or where otherwise indicated, (1) all references to "Secureworks" "we," "us," "our," and "our Company" in this management's discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to "Dell" refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to "Dell Technologies" refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.

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

Our solutions enable organizations to:

•	prevent security breaches by fortifying their cyber defenses,

•	detect malicious activity,

•	respond rapidly to security breaches, and

•	predict emerging threats.

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

Key Operating Metrics

In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions being provided to all sizes of clients. We have achieved much of this growth by providing solutions to large enterprise clients, which generate substantially more average revenue than our small and medium-sized business, or SMB clients, and by continually expanding the volume and breadth of the security solutions that we provide to all clients. This has resulted in steady growth in our average revenue per client. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may impact our profitability.

We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	November 3, 2017	February 3, 2017	October 28, 2016
Client base	4,400	4,400	4,300
Monthly recurring revenue (in millions)	$33.4	$31.6	$30.8
Revenue retention rate	97%	98%	101%
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

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based clients. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based client base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of clients and the negative revenue impacts of client or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any clients acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including the timing of solution installations and client renewal rates.

Beginning in the fourth quarter of fiscal 2017, we revised our calculation to exclude operational backlog as we believe the revised approach provides a more meaningful indication of the retention of reported revenues. Under the prior calculation methodology, our revenue retention rate was 96% for the three months ended October 28, 2016.

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

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in thousands)
GAAP revenue	$117,534	$107,108	$347,250	$310,554
Impact of purchase accounting	146	221	438	663
Non-GAAP revenue	$117,680	$107,329	$347,688	$311,217

GAAP gross margin	$61,808	$53,471	$181,257	$154,161
Amortization of intangibles	3,410	3,410	10,231	10,231
Impact of purchase accounting	156	271	468	888
Stock-based compensation expense	205	157	646	332
Non-GAAP gross margin	$65,579	$57,309	$192,602	$165,612

GAAP research and development expenses	$19,501	$16,963	$58,673	$51,933
Stock-based compensation expense	(809)	(692)	(2,382)	(1,462)
Non-GAAP research and development expenses	$18,692	$16,271	$56,291	$50,471

GAAP sales and marketing expenses	$37,296	$29,725	$112,085	$91,807
Stock-based compensation expense	135	(363)	(490)	(768)
Non-GAAP sales and marketing expenses	$37,431	$29,362	$111,595	$91,039

GAAP general and administrative expenses	$22,896	$21,626	$67,438	$64,311
Amortization of intangibles	(3,525)	(3,524)	(10,572)	(10,571)
Impact of purchase accounting	(257)	(240)	(769)	(646)

Stock-based compensation expense	(2,055)	(1,812)	(6,574)	(3,827)
Other	—	—	—	(1,164)
Non-GAAP general and administrative expenses	$17,059	$16,050	$49,523	$48,103

GAAP operating loss	$(17,885)	$(14,843)	$(56,939)	$(53,890)
Amortization of intangibles	6,935	6,934	20,803	20,802
Impact of purchase accounting	413	511	1,237	1,534
Stock-based compensation expense	2,934	3,024	10,092	6,389
Other	—	—	—	1,164
Non-GAAP operating loss	$(7,603)	$(4,374)	$(24,807)	$(24,001)

GAAP net loss	$(11,601)	$(7,718)	$(37,955)	$(31,396)
Amortization of intangibles	6,935	6,934	20,803	20,802
Impact of purchase accounting	413	511	1,237	1,534
Stock-based compensation expense	2,934	3,024	10,092	6,389
Other	—	—	—	1,164
Aggregate adjustment for income taxes	(3,897)	(3,990)	(11,253)	(11,409)
Non-GAAP net loss	$(5,216)	$(1,239)	$(17,076)	$(12,916)

GAAP net loss per share	$(0.14)	$(0.10)	$(0.47)	$(0.41)
Amortization of intangibles	0.09	0.09	0.26	0.27
Impact of purchase accounting	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.04	0.04	0.13	0.08
Other	—	—	—	0.02
Aggregate adjustment for income taxes	(0.05)	(0.05)	(0.14)	(0.15)
Non-GAAP net loss per share *	$(0.06)	$(0.02)	$(0.21)	$(0.17)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(11,601)	$(7,718)	$(37,955)	$(31,396)
Interest and other, net	(121)	(1,107)	953	(2,323)
Income tax benefit	(6,163)	(6,018)	(19,937)	(20,171)
Depreciation and amortization	10,654	9,826	31,320	29,248
Stock-based compensation expense	2,934	3,024	10,092	6,389
Impact of purchase accounting	146	221	438	663
Other	—	—	—	1,164
Adjusted EBITDA	$(4,151)	$(1,772)	$(15,089)	$(16,426)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying condensed consolidated financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of November 3, 2017 represented approximately 86.3% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

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

During the periods presented in the condensed consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements—Note 7—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

As a majority owned subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of November 3, 2017, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions" in our condensed consolidated financial statements included in this report.

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $99.6 million from the sale of shares of Class A common stock, after deducting $12.4 million of underwriting discounts and commissions and unpaid offering expenses payable by us.
Components of Results of Operations

Revenue

We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of November 3, 2017, averaged two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the terms of the contract. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to professional services is recognized as services are performed.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 80% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% is derived from professional services engagements. International revenue, which we define as revenue earned pursuant to contracts between our clients and non-U.S. subsidiaries, represented approximately 13% of our total net revenue in fiscal 2017 and 12% of our total net revenue in fiscal 2016. Although our international clients are located primarily in the United Kingdom, we provided managed security services to clients across 59 countries as of November 3, 2017.

Gross Margin

We operate in a challenging business environment, where the complexity and number of cyber attacks are constantly increasing. Accordingly, initiatives to drive the efficiency of our Counter Threat Platform and the continued training and development of our employees are critical to our long-term success. Gross margin has been and will continue to be affected by the above factors as well as others, including the mix of solutions sold, the mix between large and small clients, timing of revenue recognition, new regulations regarding the transfer and storage of data, and the extent to which we expand our counter threat operations centers.

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

Income Tax Expense (Benefit)

Our effective tax rate, after discrete items, was 34.7% and 43.8% for the three months ended November 3, 2017 and October 28, 2016, respectively, and 34.4% and 39.1% for the nine months ended November 3, 2017 and October 28, 2016, respectively. Before discrete items, our effective tax rate was 36.7% for both the three months and nine months ended November 3, 2017, respectively. The decrease in the Company's effective income tax rate for the three months ended November 3, 2017 compared to the effective income tax rate for the three months ended October 28, 2016 was primarily attributable to the recognition of additional tax benefits related to research and development tax credits during the third quarter of fiscal 2017 and a decrease in tax benefits related to research and development tax credits during the third quarter of fiscal 2018. The decrease in the Company's effective income tax rate for the nine months ended November 3, 2017 compared to the effective income tax rate for the nine months ended October 28, 2016 was also attributable to the vesting of certain equity awards during the nine months ended November 3, 2017, of which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes. Additionally, the Company's effective income tax rate has declined due to a change in the mix of geographic activity.

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

Results of Operations

The following tables summarize our key performance indicators for the three and nine months ended November 3, 2017 and October 28, 2016.

	Three Months Ended
	November 3, 2017			October 28, 2016
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$117,534	100.0%	9.7%	$107,108	100.0%
Cost of revenue	$55,726	47.4%	3.9%	$53,637	50.1%
Total gross margin	$61,808	52.6%	15.6%	$53,471	49.9%
Operating expenses	$79,693	67.8%	16.7%	$68,314	63.8%
Operating loss	$(17,885)	(15.2)%	20.5%	$(14,843)	(13.9)%
Net loss	$(11,601)	(9.9)%	50.3%	$(7,718)	(7.2)%

Other Financial Information (1)
Non-GAAP net revenue	$117,680	100.0%	9.6%	$107,329	100.0%
Non-GAAP cost of revenue	$52,101	44.3%	4.2%	$50,020	46.6%
Non-GAAP gross margin	$65,579	55.7%	14.4%	$57,309	53.4%
Non-GAAP operating expenses	$73,182	62.2%	18.6%	$61,683	57.5%
Non-GAAP operating loss	$(7,603)	(6.5)%	73.8%	$(4,374)	(4.1)%
Non-GAAP net loss	$(5,216)	(4.4)%	321.0%	$(1,239)	(1.2)%
Adjusted EBITDA	$(4,151)	(3.5)%	134.3%	$(1,772)	(1.7)%

	Nine Months Ended
	November 3, 2017			October 28, 2016
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$347,250	100.0%	11.8%	$310,554	100.0%
Cost of revenue	$165,993	47.8%	6.1%	$156,393	50.4%
Total gross margin	$181,257	52.2%	17.6%	$154,161	49.6%
Operating expenses	$238,196	68.6%	14.5%	$208,051	67.0%
Operating loss	$(56,939)	(16.4)%	5.7%	$(53,890)	(17.4)%
Net loss	$(37,955)	(10.9)%	20.9%	$(31,396)	(10.1)%

Other Financial Information (1)
Non-GAAP net revenue	$347,688	100.0%	11.7%	$311,217	100.0%
Non-GAAP cost of revenue	$155,086	44.6%	6.5%	$145,605	46.8%
Non-GAAP gross margin	$192,602	55.4%	16.3%	$165,612	53.2%
Non-GAAP operating expenses	$217,409	62.5%	14.7%	$189,613	60.9%
Non-GAAP operating loss	$(24,807)	(7.1)%	3.4%	$(24,001)	(7.7)%
Non-GAAP net loss	$(17,076)	(4.9)%	32.2%	$(12,916)	(4.2)%
Adjusted EBITDA	$(15,089)	(4.3)%	(8.1)%	$(16,426)	(5.3)%
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

Three and nine months ended November 3, 2017 compared to the three and nine months ended October 28, 2016

Revenue

Net revenue, which we refer to as revenue, increased $10.4 million, or 9.7%, for the three months ended November 3, 2017, and $36.7 million, or 11.8%, for the nine months ended November 3, 2017. These increases resulted primarily from increases in revenue generated by subscription-based solutions, as revenue attributable to these solutions represented approximately 80% of net revenue for both the three and nine months ended November 3, 2017. The number of clients subscribing to such solutions grew approximately 3% over October 28, 2016, while existing clients continued to increase their contracted subscriptions for our solutions.

Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $5.7 million and $18.3 million for the three and nine months ended November 3, 2017, respectively, and $5.9 million and $15.8 million for the three and nine months ended October 28, 2016, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 8—Related Party Transactions" in our condensed consolidated financial statements included elsewhere in this report.

We primarily generate revenue from sales in the United States. However, for the three months ended November 3, 2017, international revenue increased to $20.0 million, or 45.9%, from the three months ended October 28, 2016. For the nine months ended November 3, 2017, international revenue increased to $55.3 million, or 41.2%, from the nine months ended October 28, 2016. Currently, our international clients are primarily located in the United Kingdom. We are focused on continuing to grow our international client base in future periods.

Gross Margin
Our total gross margin increased $8.3 million, or 15.6%, for the three months ended November 3, 2017, and $27.1 million, or 17.6%, for the nine months ended November 3, 2017. As a percentage of revenue, our gross margin increased 270 basis points to 52.6% for the three months ended November 3, 2017, and 260 basis points to 52.2% for the nine months ended November 3, 2017. The increase in gross margin percentage was mainly driven by operational efficiencies as we continue to leverage our global service delivery model and improve our technology and processes.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $8.3 million, or 14.4%, for the three months ended November 3, 2017, and $27.0 million, or 16.3%, for the nine months ended November 3, 2017.

Operating Expenses

The following table presents information regarding our operating expenses during the three and nine months ended November 3, 2017 and October 28, 2016.

	Three Months Ended
	November 3, 2017			October 28, 2016
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$19,501	16.6%	15.0%	$16,963	15.8%
Sales and marketing	37,296	31.7%	25.5%	29,725	27.8%
General and administrative	22,896	19.5%	5.9%	21,626	20.2%
Total operating expenses	$79,693	67.8%	16.7%	$68,314	63.8%

Other Financial Information
Non-GAAP research and development	$18,692	15.9%	14.9%	$16,271	15.2%
Non-GAAP sales and marketing	37,431	31.8%	27.5%	29,362	27.4%
Non-GAAP general and administrative	17,059	14.5%	6.3%	16,050	15.0%
Non-GAAP operating expenses (1)	$73,182	62.2%	18.6%	$61,683	57.5%

	Nine Months Ended
	November 3, 2017			October 28, 2016
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$58,673	16.9%	13.0%	$51,933	16.7%
Sales and marketing	112,085	32.3%	22.1%	91,807	29.6%
General and administrative	67,438	19.4%	4.9%	64,311	20.7%
Total operating expenses	$238,196	68.6%	14.5%	$208,051	67.0%

Other Financial Information
Non-GAAP research and development	$56,291	16.2%	11.5%	$50,471	16.2%
Non-GAAP sales and marketing	111,595	32.1%	22.6%	91,039	29.3%
Non-GAAP general and administrative	49,523	14.2%	3.0%	48,103	15.5%
Non-GAAP operating expenses (1)	$217,409	62.5%	14.7%	$189,613	60.9%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $2.5 million, or 15.0%, and $6.7 million, or 13.0%, for the three and nine months ended November 3, 2017, respectively. The increases were primarily attributable to compensation and benefit costs for additional engineers, the effect of which was partially offset by a reduction in costs associated with the use of outside resources. As a percentage of revenue, R&D expenses increased 80 basis points to 16.6% and increased 20 basis points to 16.9% for the three and nine months ended November 3, 2017, respectively. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 70 basis points to 15.9% for the three months ended November 3, 2017 and was substantially unchanged at 16.2% for the nine months ended November 3, 2017.

Sales and Marketing Expenses. S&M expenses increased $7.6 million, or 25.5%, and $20.3 million, or 22.1%, for the three and nine months ended November 3, 2017, respectively. The increases were primarily attributable to an increase in compensation-related expenses related to the Company's investment in sales personnel. As a percentage of revenue, S&M expenses increased 390 basis points to 31.7% and 270 basis points to 32.3% for the three and nine months ended November 3, 2017, respectively. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 440 basis points to 31.8% and 280 basis points to 32.1% for the three and nine months ended November 3, 2017, respectively.

General and Administrative Expenses. G&A expenses increased $1.3 million, or 5.9%, and $3.1 million, or 4.9%, for the three and nine months ended November 3, 2017, respectively. As a percentage of revenue, G&A expenses decreased 70 basis points to 19.5% and 130 basis points to 19.4% for the three and nine months ended November 3, 2017, respectively. These decreases resulted from the increases in revenue as well as $0.2 million and $1.8 million in benefits relating to Georgia Quality Jobs Tax credits received during the three and nine months ended November 3, 2017, respectively. The effect of these decreases was partially offset by investment in personnel and an overall increase in our allowance for doubtful accounts. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 50 basis points to 14.5% and 130 basis points to 14.2% for the three and nine months ended November 3, 2017, respectively.

Operating Loss

Our GAAP operating loss increased $3.0 million for both the three and nine months ended November 3, 2017. As a percentage of revenue, our operating loss decreased to 15.2% and 16.4% for the three and nine months ended November 3, 2017, respectively. The increase in our GAAP operating loss on a dollar basis was primarily attributable to increased investments in our business including the addition of sales, support and research and development personnel, the effect of which was partially offset by increased gross margin and decreases in estimated performance-based compensation expense of approximately $1.8 million. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue increased to 6.5% for the three months ended November 3, 2017, and decreased to 7.1% for the nine months ended N ovember 3, 2017. The increase in our non-GAAP net operating loss as a percentage of revenue during the three months ended November 3, 2017 was primarily attributable to increased investments in our business, including the addition of sales, support and research and development personnel, the effect of which was partially offset by increased gross margin and decreases in estimated performance-based compensation expense of approximately $1.7 million. The decrease in non-GAAP operating loss as a percentage of revenue during the nine months ended November 3, 2017 was primarily due to improved operational efficiency on higher revenue, which was partially offset by increased sales investments.

Interest and Other, Net

Our interest and other, net reflected income of $0.1 million and expense of $1.0 million for the three and nine months ended November 3, 2017, respectively, compared to income of $1.1 million and $2.3 million for the three and nine months ended October 28, 2016, respectively. The changes were primarily due to the effects on foreign currency transactions and related exchange rate fluctuations.

Net Loss

Our net loss increased $3.9 million and $6.6 million for the three and nine months ended November 3, 2017, respectively. Net loss on a non-GAAP basis increased $4.0 million and $4.2 million for the three and nine months ended November 3, 2017, respectively. The changes in net loss were attributable to the operating loss results discussed above.
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

Selected Measures of Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are as follows:

	November 3, 2017	February 3, 2017
	(in thousands)

Cash and cash equivalents	$99,690	$116,595
Accounts receivable, net	$136,646	$113,546

As of November 3, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $99.7 million and accounts receivable of $136.6 million. Our cash and cash equivalents balance as of November 3, 2017 consisted primarily of net proceeds from our IPO. As of November 3, 2017, we held $58.8 million in money market funds related to proceeds from our IPO. In addition to the IPO proceeds, the Company received a cash payment of $24.1 million during the three months ended November 3, 2017, related to our net operating loss tax sharing receivable under the Company's agreement with Dell.

We invoice our clients based on a variety of billing schedules. In general, we bill approximately 48% of our recurring revenue in advance and approximately 52% on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The increase in accounts receivable was due to increased revenue as well as the timing of submission of invoices to our clients during our implementation of a new enterprise accounting software system. Additionally, the fourth quarter of fiscal 2017 had 14 weeks as compared to 13 weeks for the third quarter of fiscal 2018 and thus reflected an additional week of collections that resulted in a lower accounts receivable balance as of February 3, 2017. We regularly monitor our accounts receivable for collectability and believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. The current term of the facility will expire on April 21, 2018. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of as of November 3, 2017 or February 3, 2017.

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

Cash Flows

The following table presents information concerning our cash flows during the nine months ended November 3, 2017 and October 28, 2016.

	Nine Months Ended
	November 3, 2017	October 28, 2016
	(in thousands)
Net change in cash from:
Operating activities	$(3,205)	$(18,674)
Investing activities	(11,676)	(13,285)
Financing activities	(2,024)	109,372
Change in cash and cash equivalents	$(16,905)	$77,413

Operating Activities — Cash used in operating activities totaled $3.2 million and $18.7 million for the nine months ended November 3, 2017 and October 28, 2016, respectively. The increase in our operating cash flows was mainly due to our net transactions with Dell, our 11.8% increase in revenue, and our receipt of payment of the tax sharing receivable from Dell described above. These increases were partially offset by higher stock-based compensation expense and an increase in our net accounts receivable balance.

We began fiscal 2018 with a net payable to Dell of $10.2 million. On a continuing basis, we incur liabilities to Dell for charges under the various commercial agreements in place and for costs Dell continues to pay directly on our behalf, such as the cost of Secureworks employee benefits provided for under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell. As of November 3, 2017, the amount due to Dell had increased to approximately $18.0 million. During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. We expect that over time our transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary period to period.

Investing Activities — Cash used in investing activities totaled $11.7 million and $13.3 million for the nine months ended November 3, 2017 and October 28, 2016, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure.

Financing Activities — Cash flows (used in) provided by financing activities totaled $(2.0) million and $109.4 million for the nine months ended November 3, 2017 and October 28, 2016, respectively. The usage in the nine months ended November 3, 2017 reflected employee tax withholding payments of $1.2 million on restricted stock awards paid by us and payment of an intercompany obligation of $0.8 million. Financing activities for the nine months ended October 28, 2016 included our receipt of $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016.

Off-Balance Sheet Arrangements

As of November 3, 2017, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Critical Accounting Policies
The unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in accordance with GAAP for interim financial information and the requirements of the SEC. Accordingly, they do not include all of the information and disclosures required by GAAP for a complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All inter-company accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
See "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation" in our condensed consolidated financial statements included in this report for a description of recently issued accounting pronouncements and our expectation of their impact, if any, on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our expenses in international locations and payments made by clients in those locations generally are denominated in the currencies of the countries in which our operations are located. Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu and the Canadian Dollar, which are the currencies of countries where we currently have our most significant international operations. As our international operations grow, we may begin to use foreign exchange forward contracts as a strategy to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 3, 2017. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of November 3, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2018, we completed the migration of our accounting and financial reporting systems to a new enterprise resource planning ("ERP") system. This ERP system implementation impacts various internal processes and controls for business activities within accounting and also impacts our financial reporting. While the Company believes that this new system and the related changes to internal controls ultimately will strengthen its internal control over financial reporting, there are inherent risks in implementing any ERP system, and the Company will continue to evaluate and test control changes.
Except for our implementation of the ERP system as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation period.
Part II. Other Information
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 filed with the SEC on March 29, 2017. The risks described in that Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of November 3, 2017, we have expended approximately $40.8 million of the net proceeds of our IPO for general corporate purposes and have invested approximately $58.8 million of such proceeds in money market funds pending their use in our business.

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

Date: December 6, 2017