Form 10-K
period 2018-02-02
SecureWorks Corp
filed 2018-03-28
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $104.2 million (based on the closing price of $10.70 per share of Class A common stock reported on the NASDAQ Global Select Market on that date).
As of March 26, 2018, there were 81,772,505 shares of the registrant’s common stock outstanding, consisting of 11,772,505 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2018. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2018 fiscal year ended on February 2, 2018, our 2017 fiscal year ended on February 3, 2017 and our 2016 fiscal year ended on January 29, 2016.

Part I

Item 1. Business

Our Mission

Our mission is to protect organizations in the digitally connected world.

Overview

We are a leading global cybersecurity company that protects organizations in the digitally connected world. We combine visibility from thousands of clients, machine learning and automation from our industry-leading SecureWorks Counter Threat PlatformTM, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our clients. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.

Our mission is to unlock the value of our clients’ security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our clients to address specific security issues and provide supplemental solutions where gaps exist in our clients’ defenses. We customize the right level of security for each client's unique situation, which evolves as the client's organization grows and changes.

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

The solutions leverage our proprietary technologies, processes and extensive expertise in the information security industry, which we have developed over more than 18 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our client base,

•	deepen our existing client relationships, and

•	attract and retain top talent.

As of February 2, 2018, we served approximately 4,400 clients across 59 countries. Our success in serving our clients has resulted in consistent recognition of our company as a market leader in managed security services by leading industry research firms.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Historically, approximately 80% of our revenue was derived from subscription-based solutions, provided under managed security services, while approximately 20% was derived from professional services engagements. As we respond to the evolving needs of our clients, the relative mix of subscription-based solutions and professional services we provide our clients may fluctuate.

Corporate Information

We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.

The predecessor company of SecureWorks Corp. was originally formed as a limited liability company in Georgia in March 1999, and SecureWorks was incorporated in Georgia in May 2009. In February 2011, SecureWorks was acquired by Dell Inc. In November 2015, our company reincorporated from Georgia to Delaware and, in connection with the reincorporation, changed its name from SecureWorks Holding Corporation to SecureWorks Corp. On April 27, 2016, SecureWorks completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of February 2, 2018 represented approximately 86.3% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

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

The economic and reputational impact of attacks, coupled with growing regulatory requirements, makes cybersecurity defense increasingly a priority for senior management and boards of directors.

In the wake of numerous high-profile data breaches, organizations are increasingly aware of the financial and reputational risks associated with IT security vulnerabilities. We believe that the cybersecurity programs of most organizations do not rival the persistence, tactical skill and technological prowess of today’s cyber adversaries. As a result, cyber attacks are successfully breaching organizations’ networks. Security breaches can be highly public and result in reputational damage and legal liability as well as large losses in productivity and revenue. Many organizations are particularly concerned about attacks that attempt to misappropriate sensitive and valuable business information. Adding to the urgency of the IT security challenge, new regulations and industry-specific compliance requirements direct organizations to design, implement, document and demonstrate controls and processes to maintain the integrity and confidentiality of information received and stored on their systems.

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

Identifying and hiring qualified security professionals are significant challenges for many organizations.

The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring and retaining qualified information security professionals.

As a result, organizations engage information security services vendors to integrate, monitor and manage their point products to enhance their defenses against cyber threats.

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

Our intelligence-driven information security solutions, as described below, offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. We believe that our singular focus on providing a comprehensive portfolio of information security solutions makes us a trusted advisor and an attractive partner for our clients. This focus enables us to pursue a go-to-market strategy that addresses the diverse needs of our clients around the world. Our vendor-neutral approach enables our clients to enhance their evolving IT security infrastructure, appliances and best of breed technologies with our solutions and capabilities, which together provide our clients with both a comprehensive and highly-effective security defense posture.

Our Solutions

Our Counter Threat PlatformTM constitutes the core of our intelligence-driven information security solutions and provides our clients with a powerful integrated perspective regarding their network environments and security threats. Our integrated suite of solutions includes:

▪	Managed security, through which we provide our clients global visibility and insight into malicious activity enabling them to detect and effectively remediate threats quickly

▪	Threat intelligence, through which we deliver early warnings of vulnerabilities and threats, along with actionable information to help prevent any adverse impact

▪
Security and risk consulting, through which we advise our clients on a variety of security and risk-related matters, such as how to design and build strategic security programs, assess and test security capabilities and meet regulatory requirements

▪
Incident response, through which we help our clients minimize the impact and duration of security breaches through proactive client preparation, rapid containment and thorough event analysis followed by effective remediation

As part of our security and risk consulting solutions, we emphasize cloud security, through which we help clients deliver cloud-based services securely.

Our clients may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our large team of highly-skilled security experts.

The key capabilities of our solutions currently include:

Global Visibility. We have global visibility into the cyber threat landscape through our approximately 4,400 subscription-based clients across 59 countries. We are able to gain near real time insights that enable us to predict, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or relating to a particular industry and proactively leverage this threat intelligence to protect other clients against these threats.

Scalable Platform with Powerful Network Effects. Our proprietary Counter Threat Platform features a multi-tenant, distributed architecture that enables our software to scale and to provide faster performance while efficiently utilizing its underlying infrastructure. The platform collects, aggregates, correlates and analyzes as many as 250 billion events daily from our extensive client base to provide near real time risk assessment and rapid response. As our client base increases, our platform is able to analyze more events, and the intelligence derived from these additional events makes the platform more effective. This in turn drives broader client adoption and enhances the value of the solutions to both new and existing clients.

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

Our Competitive Strengths

We believe that the following key competitive advantages will allow us to maintain and extend our leadership position in providing intelligence-driven information security solutions:

A Leader in Intelligence-Driven Information Security Solutions. We are a global leader in providing intelligence-driven information security solutions and believe we have become a mission-critical vendor to many of the large enterprises, small and medium-sized businesses and U.S. state and local government agencies we serve. We believe our position as a technology and market leader enhances our brand and positions us as a comprehensive solution. During fiscal 2018, we were once again positioned in the Leaders quadrant in Gartner’s most recent Magic Quadrant for Managed Security Services Providers (“MSSPs”), Worldwide1 making this the tenth time Secureworks has been recognized in this report.

Purpose-Built, Proprietary Technology. At the core of our solutions is the Counter Threat Platform, a proprietary technology platform we have developed during our 18 years of operations. This platform collects, correlates and analyzes billions of daily events and data points, and generates enriched security intelligence on threat actor groups and global threat indicators.

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

1 Gartner Magic Quadrant for Managed Security Services, Worldwide, Toby Bussa, Kelly M. Kavanagh, Sid Deshpande, Pete Shoard, 27 February 2018.
The Gartner Report described herein, (the “Gartner Reports”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice.
Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

Our Clients

As of February 2, 2018, we had approximately 4,400 subscription-based clients across 59 countries. Our subscription-based clients included 39% of the companies in the Fortune 100 for both fiscal 2018 and fiscal 2017 and 29% of the companies in the Fortune 1000 for fiscal 2016. Historically, approximately half of our professional services clients have also subscribed to our managed security solutions. Our largest client, Bank of America, N.A., accounted for approximately 6% of our revenue in fiscal 2018. We did not have any single client that represented 10% or more of our annual revenue in any of our last three fiscal years.

We serve clients in a broad range of industries, including the financial, manufacturing, technology, retail, insurance, utility and healthcare sectors. In fiscal 2018, financial services and manufacturing clients accounted for 30.0% and 17.4%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2018 revenue.

International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 16%, 13% and 12% of our total net revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 9—Selected Financial Information” in our consolidated financial statements included in this report.

Our Technology Platform

We utilize the key components of our infrastructure described below to deliver our intelligence-driven information solutions to our clients.

Counter Threat Platform

Our proprietary Counter Threat Platform was purpose-built to be the foundation of our information security solutions. It has a multi-tenant, distributed architecture that enables our software to run on a single platform while providing simultaneous access to multiple users. The platform collects, aggregates, correlates and analyzes billions of daily events (currently as many as 250 billion per day) from our extensive client base, and uses sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. The timely analysis and routing of this security information enables our solutions to assess risk in near real time and allows us to report rapidly to our clients worldwide. The platform is highly flexible, permitting us to tailor our solutions to a client’s unique environment, and can be configured to identify specific security events of interest to a particular client. Our platform was designed to be vendor-neutral. As a result, it can aggregate events from a wide range of security and network devices, applications and endpoints.

The platform leverages our intelligence gained over 18 years of processing and handling events to provide insight into how attacks are initiated and spread across our clients’ networks. The platform also applies security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging threat actors and new attack tactics, and develops countermeasures that we apply to the platform to enable our clients proactively to prevent and detect compromises of their security. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables our security analysts proactively to alert clients, apply protections and respond quickly with appropriate context. The more security events we see, the more accurate our protections are and the more accurately we can respond.

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

•
Catalog for Artifact and Signal Extraction, or CASE. CASE is a repository and a set of tools for the dynamic analysis of malware to catalogue its behaviors and generate threat indicators. CASE feeds into TIMS threat indicators identified from the analysis of malware.

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

Other Enabling Technologies

•
iSensor. Many of our clients use our proprietary network intrusion detection and prevention appliance, the iSensor. The iSensor eliminates malicious inbound and outbound traffic in near real time by performing in-line deep packet inspection (which is an examination of packet data as the data pass through the device for signs of malware, intrusions or other threats) and by applying countermeasures from the Counter Threat Unit.

•
Red Cloak. Red Cloak, our endpoint threat detection software, allows us to apply our threat intelligence and advanced analytics to the endpoint to reduce the amount of time required to detect a compromise of security and reduce the effort required to respond. Red Cloak also allows us to develop strategic countermeasures that interdict tactics used by threat actors.

•
Third-Party Technologies. Our intelligence-driven information security solutions are designed to monitor alerts, logs and other messages across multiple stages of the threat lifecycle. In addition to security monitoring, we offer device management for many leading security platforms. In deploying these solutions, we integrate a wide array of proprietary and third-party security products. Our technology supports firewalls from market-leading vendors, including, but not limited to, Cisco Systems, Inc., Palo Alto Networks, Inc., Check Point Software Technologies Ltd., Juniper Networks, Inc., Fortinet, Inc. and SonicWall. In addition, we also support intrusion prevention systems from vendors such as Intel Corp. (McAfee), and web application firewalls from vendors such as Imperva, Inc., F5 Networks, Inc. and Citrix Systems, Inc.

Further, we maintain alliance partnerships with key technology providers who deliver capabilities we see as valuable in keeping our clients secure. These partnerships involve technology licensing, joint technology development, integration, research cooperation, co-marketing and sell-through arrangements. Key technology partners include Qualys, Inc., Kenna Security, Inc., Cisco Systems, Inc. (Sourcefire), Lastline, Inc., TIBCO Software Inc. (LogLogic) and Carbon Black. The principal technologies we license from some of these providers provide us with the following capabilities we integrate into our solutions:

•	Qualys – vulnerability management

•	Kenna Security – vulnerability management

•	Cisco (Sourcefire) – network security

•	Lastline – malware detection and protection

•	TIBCO (LogLogic) – log management

•	Carbon Black – endpoint security

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

Our Offerings

We offer an integrated suite of intelligence-driven information security solutions. Our clients may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our large team of highly-skilled security experts.

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

Advanced Malware Protection and Detection. Our advanced malware protection and detection solution, or AMPD, provides a layer of defense against emerging zero-day threats for enterprise and medium-sized organizations, which are threats whose existence is unknown to the targeted organization or those responsible for its security before the first exploitation occurs. AMPD uses next-generation sandboxing technology with full-system emulation to execute and analyze malware within a controlled environment, and draws on our threat intelligence data pool and our expert threat analysis teams. AMPD’s combination of deep intelligence capabilities developed by the Counter Threat Unit and advanced technology permits our clients to see, rapidly analyze and accurately diagnose previously unknown malware, and to obtain focused guidance that expedites threat remediation.

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

Log Retention Solutions. We offer comprehensive log aggregation, retention, searching and reporting solutions. Log retention enables our clients to satisfy various compliance obligations, which require full log retention from critical IT systems to ensure the integrity of confidential data, and to conduct forensic investigations. Our log retention solutions provide support for a wide range of sources, allowing the capture and aggregation of millions of logs generated every day by critical information assets such as servers, routers, firewalls, databases, applications and other systems of the log retention appliance.

Managed Policy Compliance. To assist clients in improving their security and compliance with regulatory mandates, our managed policy compliance solution ensures that the configurations of clients’ critical systems are known and tracked and comply with pre-established security guidelines. Our solution consists of two key components, software that automatically retrieves the configurations of critical systems and compares them to pre-established configuration targets, and a library of security and compliance-driven configuration checks across three systems. Our solution helps clients establish configuration targets, set up the scans, monitor the output and report on the results.

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

Monitored. Clients selecting our monitored solutions obtain access to our on-demand Counter Threat Platform through our web-based portal, plus near real time monitoring and analysis by our security analysts of events collected from security and network devices and applications. Our monitored solutions enhance our clients’ security position by providing them with a holistic view of their security activity, valuable context from our team of security analysts and comprehensive reporting to demonstrate regulatory compliance. Our ability to see more security incidents across our entire client base along with our threat intelligence acts as an early warning system, which benefits clients by proactively alerting them to potential threats, applying protections and helping them respond quickly. We believe that the more we see, the more accurate our protections are, and the more accurately we can respond. Through our monitored solutions, we leverage our on-demand Counter Threat Platform to correlate information from many devices and applications, providing security analysts with the context they need to significantly reduce falsely positive results and alert clients to actual threats against their organizations.

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

Malware Code Analysis. Our malware code analysis solution focuses on reverse engineering malicious or unknown code identified in security events in order to provide an organization with a better understanding of the code’s behavior and its impact on the organization’s systems and information. Using advanced computer forensic tools and techniques, our security experts dissect the code to determine its functionality, purpose, composition and source.

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

Sales and Marketing

Our sales and marketing organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, building a strong sales pipeline and cultivating client relationships. We offer managed security and threat intelligence on a subscription basis. We sell these solutions under contracts with initial terms that typically range from one to three years and, as of February 2, 2018, averaged two years in duration. We provide security and risk consulting primarily under fixed-price contracts, although we perform some engagements under variable-priced contracts on a time-and-materials basis.

Sales

We sell primarily through our direct sales organization, supplemented by sales through our channel partners, including referral agents, regional value-added resellers and trade associations. Approximately 93% of our revenue in fiscal 2018 was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners.

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

Our research and development expenses were $80.2 million in fiscal 2018, $71.0 million in fiscal 2017 and $69.6 million in fiscal 2016. We plan to continue to commit significant resources to research and development.

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

Patents and Patent Applications

As of February 2, 2018, we owned 22 issued patents and 26 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. The issued patents are currently expected to expire between 2019 and 2033. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.

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

Employees

As of February 2, 2018, we employed 2,555 full-time employees in the United States and 22 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers' councils.

Executive Officers of Secureworks

The following table sets forth information as of March 28, 2018 concerning our executive officers.

Name	Age	Position

Michael R. Cote	57	President and Chief Executive Officer
R. Wayne Jackson	60	Chief Financial Officer

Each executive officer is appointed by, and serves at the discretion of, our board of directors.

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

We incurred net losses of $28.1 million in fiscal 2018, $38.2 million in fiscal 2017 and $72.4 million in fiscal 2016. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our client base and attract and retain top talent. Our strategic initiatives may be costlier than we expect, and we may not be able to increase our revenue to offset these increased operating expenses. Our revenue growth may slow or revenue may decline for a number of reasons, including increased competition, reduced demand for our solutions, a decrease in the growth or size of the information security market or any failure by us to capitalize on growth opportunities. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

We must continue to enhance our existing solutions and technologies and develop or acquire new solutions and technologies, or we will lose clients and our competitive position will suffer.

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
Our future growth also depends on our ability to scale our Counter Threat Platform to analyze an ever increasing number of events. As of February 2, 2018, our platform analyzed as many as 250 billion events each day. If the number of events grows to a level that our platform is unable to process effectively, or if our platform fails to handle automatically an increasing percentage of events or is unable to process a sudden, sharp increase in the number of events, we might fail to identify network events as significant threat events, which could harm our clients and negatively affect our business and reputation.

We operate in a rapidly evolving market, and if the new solutions and technologies we develop or acquire do not achieve sufficient market acceptance, our growth rates will decline and our business, results of operations and competitive position will suffer.
We spend substantial time and money researching and developing new information security solutions and technologies and enhancing the functionality of our current solutions and technologies to meet the rapidly evolving demands of our clients for information security in our highly competitive industry. For us to realize the benefits from our significant investments in developing and bringing our solutions to market, our new or enhanced solutions must achieve high levels of market acceptance, which may not occur for many reasons, including as a result of:

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

Our future success depends on our ability to identify, attract, retain and motivate qualified personnel. We depend on the continued contributions of Michael R. Cote, our President and Chief Executive Officer, and our other senior executives, who have extensive information security expertise. The loss of any of these executives could harm our business and distract from their operating responsibilities other senior managers engaged to search for their replacements.

Our Counter Threat Unit and security analyst teams are staffed with experts in information security, software coding and advanced mathematics. Because there are a limited number of individuals with the education and training necessary to fill these roles, such individuals are in high demand. We face intense competition in hiring individuals with the requisite expertise, including from companies with greater resources than ours. As a result, we may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or may be required to pay increased compensation to satisfy our staffing needs. Further, if we hire personnel from competitors, we may be subject to allegations that the new employees were improperly solicited or have divulged proprietary or other confidential information in breach of agreements with their former employers. Any inability by us to attract and retain the qualified personnel we need to succeed could adversely affect our competitive market position, revenue, financial condition and results of operations.

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

Our results of operations or other operating measures have fluctuated in the past from quarter to quarter. We expect that quarterly fluctuations will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

▪	our ability to increase sales to existing clients and to renew contracts with our clients;

▪	delays in deployment of solutions under our client contracts;

▪	our ability to attract new clients;

▪	interruptions or service outages in our data centers and other technical infrastructure, other technical difficulties or security breaches;

▪	client budgeting cycles, seasonal buying patterns and purchasing practices;

▪	changes in our pricing policies or those of our competitors;

▪	fluctuations in the demand for our information security solutions and in the growth rate of the information security market generally;

▪	the level of awareness of IT security threats and the market adoption of information security solutions;

▪	the timing of the recognition of revenue and related expenses;

▪	our ability to expand our direct sales force and our strategic and distribution relationships;

▪	our ability to develop in a timely manner new and enhanced information security solutions and technologies that meet client needs;

▪	our ability to retain, hire and train key personnel, including sales personnel, security analysts and members of our security research team;

▪	fluctuations in available cash flow from prepayments for our solutions;

▪	changes in the competitive dynamics of our market, including the launch of new products and services by our competitors;

▪	the effectiveness and efficiency of in-house information security solutions;

▪	our ability to control costs, including our operating and capital expenses;

▪	our ability to keep our proprietary technologies current;

▪	any failure of or technical issues affecting a significant number of our appliances or software;

▪	adverse litigation judgments, settlements or other litigation-related costs;

▪	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;

▪	stock-based compensation expense associated with attracting and retaining personnel; and

▪	general economic conditions, geopolitical events and natural catastrophes.

The factors above, individually or in combination, may result in significant fluctuations in our financial and other results of operations from quarter to quarter. As a result of this variability and unpredictability, investors should not unduly rely on our historical results of operations as an indication of future performance.

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

Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger client bases, more extensive client relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changing opportunities, standards or client requirements. In addition, several of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually. Mergers, consolidations or alliances among competitors, or acquisitions of our competitors by large companies, may result in more formidable competition for us if their security products and services are bundled into sales packages with their widely utilized non-security-related products and services. For example, large telecommunications companies may choose in the future to integrate managed security services aggressively as a complement to their existing communications offerings. In addition, we expect pricing pressures within the information security market to intensify as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products and managed security services. If we are unable to maintain or improve our competitive position with respect to our current or future competitors, our failure to do so could adversely affect our revenue growth and financial condition. Further, if our competitors are able to successfully use artificial intelligence to enhance the ability of their solutions to prevent, detect, respond to or predict cybersecurity breaches and we are unable to develop or implement comparable technologies, our solutions could be viewed less favorably by potential clients and our revenues and competitive position could be negatively affected.

If we are unable to attract new clients, retain existing clients or increase our annual contract values, our revenue growth will be adversely affected.

To achieve revenue growth, we must expand our client base, retain existing clients and increase our annual contract values. In addition to attracting additional large enterprise and small and medium-sized business clients, our strategy is to pursue non-U.S. clients, government entity clients and clients in other industry sectors in which our competitors may have a stronger position. The renewal rates of our existing clients may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and technologies or consolidation within our client base. If we fail to attract new clients, or our clients do not renew their contracts for our solutions or renew them on less favorable terms, our revenue may cease to grow or may decline and our business may suffer.

Some clients elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able on a consistent basis to increase our annual contract values by obtaining advantageous contract renewals. We offer managed security and threat intelligence on a subscription basis under contracts with initial terms that typically range from one to three years and, as of February 2, 2018, averaged two years in duration. Our clients have no obligation to renew their contracts after the expiration of their terms, and we cannot be sure that client contracts will be renewed on terms favorable to us or at all. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions and the level of management we provide for the solutions. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Further, if a client renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the client, but may be unable to do so.

The loss of, or significant reduction in purchases by, our largest client could adversely affect our business and financial results.

Our largest client, Bank of America, N.A., accounted for approximately 6% of our revenues in fiscal 2018. Our business, financial condition and results of operations could suffer if Bank of America were to terminate or significantly curtail its purchases of our solutions, if we were unable to sell our solutions to Bank of America on terms substantially as favorable to us as the terms under our current agreement, or if we were to experience delays in collecting payments from Bank of America. We provide managed security solutions to Bank of America under supplements entered into from time to time under a master services agreement. Bank of America may terminate any supplement for convenience and without cause at any time. The master services agreement will terminate automatically two years after the date on which there are no supplements outstanding under the agreement, and may be terminated by the parties for cause under specified circumstances. Bank of America may choose not to continue purchasing solutions from us in the future. The continuation of our business relationship with Bank of America, and the amount and timing of Bank of America’s purchases and payments, might be adversely affected by general economic conditions, significant changes within the financial services industry or in the regulation of that industry, competition from other providers of managed security services, changes in Bank of America’s demand for our solutions and other factors beyond our control.

We generate a significant portion of our revenue from clients in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.

We derived approximately 30% of our revenue in fiscal 2018 from financial services institutions and expect to continue to derive a substantial portion of our revenue from clients in the financial services industry. Any of a variety of changes in that industry could adversely affect our revenue, profitability and financial condition. Spending by financial services clients on technology generally has fluctuated, and may continue to fluctuate, based on changes in economic conditions and on other factors, such as decisions by clients to reduce or restructure their technology spending in an attempt to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential client base, resulting in a smaller market for our solutions.

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

We have agreements with some of our clients in which we have committed to provide them our solutions at specified levels. If we are unable to meet the commitments, we may be obligated to extend service credits to those clients, or could face terminations of the service agreements. Damages for failure to meet the service levels specified in our service level agreements generally are limited to the fees charged over the previous 12 months, but, if challenged, such limits on damages payable by us may not be upheld, and we may be required to pay damages greater than such fees. Repeated or significant service failures or inadequacies could adversely affect our reputation and results of operations.

If we are unable to continue the expansion of our sales force, the growth of our business could be harmed.

We are substantially dependent on our direct sales force to obtain new clients and increase sales to existing clients, and we believe that our growth will be constrained if we are not successful in recruiting, training and retaining a sufficient number of qualified sales personnel. There is significant competition for sales personnel with the deep skills and technical knowledge required to sell our information security solutions. We may be unable to hire or retain sufficient numbers of qualified individuals in the domestic and international markets in which we do business or plan to do business. Because we seek to grow rapidly, many members of our sales force may be new to our company at any time. Newly hired sales personnel require extensive training and experience in selling activity before they achieve full productivity. Sales force members that we have hired recently or plan to hire may not become productive as quickly as we expect. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new clients or increasing sales to our existing client base, our business, results of operations and growth prospects will be adversely affected.

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

We have limited experience operating in international jurisdictions compared to our experience operating in the United States. We expect to increase our presence internationally through additional relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. International revenue, which we define as revenue contracted through non-U.S. entities, contributed approximately 16% of our total revenue in fiscal 2018. Our lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings.

Conducting international operations subjects us to risks that include:

•
the time, resources and expense required for localization of our solutions, including translation of our Internet-based portal interface into other languages, provision of client support in other languages and creation of localized agreements;

•
the burdens of complying with a wide variety of international laws, regulations and legal standards, including local data privacy laws, local consumer protection laws that could regulate permitted pricing and promotion practices, and restrictions on the use, import or export of encryption technologies;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our solutions in some international markets;

•	difficulties in managing and staffing international operations;

•
compliance with U.S. laws that apply to operations outside of the United States, including the Foreign Corrupt Practices Act, or FCPA, the Trading with the Enemy Act and regulations of the Office of Foreign Assets Control;

•	potentially adverse tax consequences and compliance costs resulting from the complexities of international tax systems and overlap of different tax regimes;

•	reduced or varied protection of intellectual property rights in some countries that could expose us to increased risk of infringement of our patents and other intellectual property; and

•	political, social and economic instability, terrorist attacks and security concerns in general.

The occurrence of any of these risks could negatively affect our international business and, consequently, our overall business, results of operations and financial condition.

An inability to expand our key distribution relationships would constrain the growth of our business.

We intend to expand our distribution relationships to increase domestic and international sales. Approximately 7% of our revenue in fiscal 2018 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our information security solutions and adversely affect our revenue growth and financial condition.

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

Our solutions are complex and may contain defects or errors that are not detected until after their adoption by our clients. As a result of such defects, our clients may be vulnerable to cyber attacks, and hackers or other threat actors may misappropriate our clients’ data or other assets or otherwise compromise their IT systems. In addition, because the techniques used to access or sabotage IT systems and networks change frequently and generally are not recognized until launched against a target, an advanced attack could emerge that our solutions are unable to detect or prevent. Further, as a well-known information security solutions provider, we are a high-profile target, and our websites, networks, information systems, solutions and technologies may be selected for sabotage, disruption or misappropriation by attacks specifically designed to interrupt our business and harm our reputation. Our solutions frequently involve the collection, filtering and logging of our clients’ information, and our enterprise operations involve the collection, processing, storage and disposition of our own human resources, intellectual property and other information. A security breach of proprietary information could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our solutions that could have an adverse effect on our business.

If any of our clients experiences an IT security breach after adopting our solutions, even if our solutions have blocked the theft of any data or provided some form of remediation, the client could be disappointed with our solutions and could look to our competitors for alternatives to our solutions. Further, if any enterprise or government entity publicly known to use our solutions is the subject of a publicized cyber attack, some of our other current clients could seek to replace our solutions with those provided by our competitors. Any real or perceived defects, errors or vulnerabilities in our solutions, or any other failure of our solutions to detect an advanced threat, could result in:

•	expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around the cause of any related vulnerabilities;

•	loss of existing or potential clients or channel partners;

•	delayed or lost revenue;

•	extension of service credits to affected clients, which would reduce our revenue;

•	failure to attain or retain market acceptance of our solutions; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation.

Any person that circumvents our security measures could misappropriate the confidential information or other valuable property of our clients or disrupt their operations. If such an event occurs, affected clients or others may sue us. Defending a lawsuit, regardless of its merit, could be time-consuming and costly. Because our solutions provide and monitor information security and may protect valuable information, we could face liability claims or claims for breach of service level agreements. Provisions in our service agreements that limit our exposure to liability claims may not be enforceable in some circumstances or may not protect us fully against such claims and related costs. Alleviating any of these problems could require significant expenditures by us and result in interruptions to and delays in the delivery of our solutions, which could cause us to lose existing or potential clients and damage our business and prospects.

If our solutions do not interoperate with our clients’ IT infrastructure, our solutions may become less competitive and our results of operations may be harmed.

Our solutions must effectively interoperate with each client’s existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors and contains multiple generations of products and services that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems and avoid disruptions when we provide software updates or patches to defend against particular vulnerabilities. Ineffective interoperation could increase the risk of a successful cyber attack and violations of our service level agreements, which would require us to provide service credits that would reduce our revenue.

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

Because our solutions process client data that may contain personal data or other potentially sensitive information, we are or may become subject to federal, state and foreign laws and regulations regarding the privacy and protection of such client data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our clients must comply, including the Data Protection Directive established in the European Union. In addition, the European Council and European Parliament have adopted a data protection regulation, known as the General Data Protection Regulation, or GDPR, which will become effective in May 2018. The GDPR will replace the current Data Protection Directive and related country-specific legislation. The GDPR will include operational and governance requirements for companies that collect or process personal data of residents of the European Union that differ from or expand upon those currently in place in the European Union. The GDPR also provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

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

Extending our brand to new solutions that differ from our current offerings may dilute our brand, particularly if we fail to maintain our quality standards in providing the new solutions. Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel partners. The promotion of our brand will require us to make substantial expenditures, and we anticipate that the expenditures will increase as the information security market becomes more competitive and as we continue to increase our geographic footprint. Even if our promotional activities yield increased revenue, the increased revenue may not offset the additional expenses we incur.

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

We may make strategic acquisitions of other companies to supplement our internal growth. We could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, especially if the key personnel of any acquired company choose not to work for us. Further, future acquisitions may:

•	involve our entry into geographic or business markets in which we have little or no experience;

•	create difficulties in retaining the clients of any acquired business;

•	result in a delay or reduction of client sales for both us and the company we acquire because of client uncertainty about the continuity and effectiveness of solutions offered by either company; and

•	disrupt our existing business by diverting resources and significant management attention that otherwise would be focused on developing our existing business.

To complete an acquisition, we may be required to use a substantial amount of our cash, sell or use equity or incur debt to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of our Class A common stock. Any debt financing obtained by us in the future could involve restrictive covenants that will limit our capital-raising activities and operating flexibility. In addition, we may not be able to obtain additional financing on terms favorable to us or at all, which could limit our ability to engage in acquisitions. We may not realize the anticipated benefits of any acquisition we are able to complete. An acquisition also may negatively
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

Historically, approximately 80% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 20% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of February 2, 2018, averaged two years in duration. Revenue related to these contracts generally is recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods. As of February 2, 2018, we billed approximately 53% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would have a negative effect on our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new clients must be recognized over the applicable contract term. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.

Because we typically expense sales commissions paid to our strategic and distribution partners upon entering contracts for the solutions sold and recognize the revenue associated with such sales over the terms of the contracts, our operating income in any period may not be indicative of our future performance.

In connection with sales facilitated by our strategic and distribution partners, which accounted for approximately 7% of our revenue for fiscal 2018, we typically expense the associated commissions paid to such partners, which totaled $0.4 million for fiscal 2018, at the time we enter into the client contract for our solutions. In contrast, we recognize the revenue associated with the sales of our subscription-based solutions ratably over the term of a client contract, which, as of February 2, 2018, had an average duration of two years. The commissions associated with increased sales from our strategic and distribution partners could reduce our operating income. In addition, the number of sales through our strategic and distribution partners may fluctuate within a period. Therefore, our operating income during any one quarter may not be a reliable indicator of our future financial performance.

If the estimates or judgments relating to our critical accounting policies prove to be incorrect, our reported results of operations may be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our reported results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, stock-based compensation and estimates of the amount of loss contingencies. In addition, GAAP is subject to interpretation by the Securities and Exchange Commission, or the SEC, and various other bodies. A change in GAAP or interpretations of GAAP could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way in which we conduct our business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our revenue and expenses denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. As we expand internationally in accordance with our growth strategy, we will enter into more sales contracts denominated in foreign currencies and incur incremental operating expenses outside the United States. Further, a strengthening of the U.S. dollar could increase the real cost of our solutions and subscriptions to our clients outside the United States, which could adversely affect our non-U.S. sales and results of operations. We do not currently hedge against the risks associated with currency fluctuations, but, as our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies. Any such hedges may be ineffective to protect us fully against foreign currency risk.

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

In some countries where we currently operate or expect to conduct business in the future, it is common to engage in business practices that are prohibited by U.S. laws and regulations, including the FCPA, regardless of where such behavior occurs. Such laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Although we have implemented policies and procedures to discourage such practices, some of our employees, consultants, sales agents or channel partners, including those that may be based in or from countries where practices that violate U.S. laws may be customary, may take actions in violation of our procedures and for which we ultimately may be responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from contracting with government entities in the United States, and could subject us to other liabilities, which could negatively affect our business and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and are required to maintain effective disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or furnish to the SEC under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. Because of the inherent limitations in our control system, however, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

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

As of February 2, 2018, we owned 22 issued patents and 26 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. Obtaining, maintaining and enforcing our patent rights is costly and time-consuming. Moreover, any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify or narrow our claims, and even if any of our pending patent applications issues, such patents may not provide us with meaningful protection or competitive advantages, and may be circumvented by third parties. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology.

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

If we are unable to protect, maintain or enforce our non-patented intellectual property rights and proprietary information, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our business relies in part on non-patented intellectual property rights and proprietary information, such as trade secrets, confidential information and know-how, all of which offer only limited protection to our technology. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in the information technology industry are highly uncertain and evolving. Although we regularly enter into non-disclosure and confidentiality agreements with employees, vendors, clients and other third parties, these agreements may be breached or otherwise fail to prevent disclosure of proprietary or confidential information effectively or to provide an adequate remedy in the event of such unauthorized disclosure. In addition, the existence of our own trade secrets, confidential information and know-how affords no protection against independent discovery or development of such intellectual property by other persons. If our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. Our ability to police that misappropriation or infringement is uncertain, particularly in other countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position.

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

Our ability to commercialize solutions or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our solutions, litigation or loss of the right to use this software. The terms of many open source licenses to which we are subject have not been interpreted by courts in the United States or other countries. Therefore, there is a risk that the terms of these licenses will be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions, and we could be required to seek licenses from third parties to continue offering our solutions, to re-engineer our technology or to discontinue offering our solutions if re-engineering cannot be accomplished in a commercially reasonable manner. In addition, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software, and it may be difficult for us to identify accurately the developers of the open source code and determine whether the open source software infringes third-party intellectual property rights. We would be subject to similar risks with respect to software or technologies we acquire that include open source components. Our need to comply with unanticipated license conditions and restrictions, the need to seek licenses from third parties or any judgments requiring us to provide remedies typically covered by third-party product warranties – each as a result of our use of open source software – could adversely affect our business, results of operations and financial condition.

Risks Related to Our Relationship with Dell and Dell Technologies

As long as Dell Technologies Inc. controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.

We became an indirect wholly-owned subsidiary of Dell Inc. and Dell Inc.’s subsidiaries when we were acquired by Dell on February 8, 2011. On October 29, 2013, Dell Inc. was acquired in a going-private transaction by Denali Holding Inc., a holding company that changed its name to Dell Technologies Inc., or Dell Technologies, in August 2016. Upon the completion of the going-private transaction, we became an indirect wholly-owned subsidiary of Dell Technologies. As of February 2, 2018, the principal beneficial owners of Dell Technologies’ outstanding voting securities were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm.

As of February 2, 2018, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 86.3% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

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

Dell Technologies could have interests that differ from, or conflict with, the interests of our other stockholders, and could cause us to take corporate actions even if the actions are not in the interest of our company or our other stockholders, or are opposed by our other stockholders. For example, Dell Technologies’ voting control could discourage or prevent a change in control of our company even if some of our other stockholders might favor such a transaction. Even if Dell Technologies were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of significant corporate actions by us for as long as it owns a significant portion of the voting power. If Dell Technologies is acquired or otherwise experiences a change in control, any acquiror or successor will be entitled to exercise Dell Technologies’ voting control with respect to us, and might do so in a manner that could vary significantly from the manner in which Dell Technologies would have exercised such rights.

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

Potential conflicts or disputes may arise between Dell or Dell Technologies and us in a number of areas relating to our past or ongoing relationships, including:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	tax, employee benefit, indemnification and other matters arising from our relationship with Dell;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by Dell Technologies of all or any portion of its beneficial ownership interest in us;

•	the nature, quality and pricing of services Dell has agreed to provide us;

•	business opportunities that may be attractive to both Dell and us;

•	Dell’s ability to use and sublicense patents that we have licensed to Dell under a patent license agreement; and

•	product or technology development or marketing activities that may require consent of Dell or Dell Technologies.

The resolution of any potential conflicts or disputes between us and Dell or Dell Technologies over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.

In April 2016, in connection with our initial public offering, or IPO, we entered into a shared services agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements, real estate-related agreements and commercial agreements with Dell or Dell Technologies, which are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by Dell and Dell Technologies, and therefore may not be representative of the terms we could obtain on a stand-alone basis or in negotiations with an unaffiliated third party. For so long as we are controlled by Dell Technologies, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

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

Our historical financial information as a subsidiary of Dell before our initial public offering may not be representative of our results as an independent public company.

The historical financial statements and the related financial information presented in this annual report on Form 10-K for periods before our initial public offering do not purport to reflect what our results of operations, financial position, equity or cash flows would have been if we had operated as a stand-alone public company during those periods. Such financial statements include allocations for various corporate services Dell has provided to us in the ordinary course of our business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. As a result, those historical financial statements may not be comparable to our financial statements as a stand-alone public company.

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

The trading prices of the securities of technology companies historically have experienced high levels of volatility, and the trading price of our Class A common stock has fluctuated since our IPO and may fluctuate substantially in future periods. The trading price of our Class A common stock could fluctuate as a result of the following factors, among others:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our solutions in protecting against advanced cyber attacks;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in our financial guidance or estimates by securities analysts;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the information security industry in particular;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	fluctuations in the trading volume of our shares or the size of the trading market for our shares held by non-affiliates;

•	litigation involving us, our industry, or both, including disputes or other developments relating to our ability to patent our processes and technologies and protect our other proprietary rights;

•	regulatory developments in the United States and other jurisdictions in which we operate;

•	general economic and political factors, including market conditions in our industry or the industries of our clients;

•	major catastrophic events;

•	sales of large blocks of our Class A common stock; and

•	additions or departures of key employees.

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

As of February 2, 2018, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the NASDAQ Stock Market, or NASDAQ, and eligible to rely on exemptions from NASDAQ corporate governance requirements generally obligating listed companies to maintain:

•	a board of directors having a majority of independent directors;

•	a compensation committee composed entirely of independent directors that approves the compensation payable to the company’s chief executive officer and other executive officers; and

•
a nominating committee composed entirely of independent directors that nominates candidates for election to the board of directors, or that recommends such candidates for nomination by the board of directors (or obligating the listed company to cause a majority of the board’s independent directors to exercise this oversight of director nominations).

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

As of March 26, 2018, we have outstanding 11,772,505 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. Of these shares, the 8,000,000 shares of Class A common stock that were sold in our IPO are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of February 2, 2018, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.

We have entered into a registration rights agreement with Dell Marketing L.P. (the record holder of our Class B common stock), Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC and the Silver Lake Partners investment funds that own Dell Technologies common stock in which we have granted them and their respective permitted transferees demand and piggyback registration rights with respect to the shares of our Class A common stock and Class B common stock held by them from time to time. In addition, we have entered into a registration rights agreement with the holders of shares of Class A common stock issued upon conversion of our convertible notes at the closing of our IPO in which we have granted such holders and their permitted transferees shelf and piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit the stockholders under each registration rights agreement to sell their shares into the public market.

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

In addition, we will become subject to Section 203 of the Delaware General Corporation Law at such time (if any) as the Dell Technologies Entities cease to own beneficially capital stock representing at least 10% in voting power of the capital stock entitled to vote generally on the election of directors. With specified exceptions, this statute prohibits a Delaware corporation listed on a national securities exchange from engaging in a business combination (as defined in Section 203) with an interested stockholder (generally a person who, together with its affiliates and associates, owns 15% or more of the corporation’s voting stock) for a period of three years after the date of the transaction in which the person became an interested stockholder (unless the corporation’s board of directors approved in advance the transaction in which such person became an interested stockholder).

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable rules and regulations under the Securities Exchange Act of 1934, or Exchange Act, impose various requirements on public companies. Our management and other personnel must devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of our internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by our management on, among other matters, the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We are required to disclose significant changes made in our internal control procedures on a quarterly basis. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We may experience material weaknesses or significant deficiencies in our internal control over financial reporting. Any failure to maintain internal control over financial reporting could severely inhibit our ability to report accurately our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

As of February 2, 2018, our facilities consisted of our corporate headquarters, four counter threat operations centers, two primary data centers, and various other Dell facilities housing our research and development, marketing and sales functions, and administrative and IT operations support. We either lease these facilities or have the right to use them pursuant to service agreements, either with Dell or with other third parties. As of February 2, 2018, we did not own any facilities.

Our corporate headquarters, as well as one of our counter threat operations centers and one of our data centers, is located in Atlanta, Georgia, where we lease facilities of approximately 141,229 square feet. As of February 2, 2018, we leased or licensed facilities for our other counter threat operations centers in the following locations: Chicago, Illinois; Providence, Rhode Island; and Edinburgh, Scotland. Our employees also operate out of a number of Dell facilities around the globe pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 6—Commitments and Contingencies—Purchase Obligations and Lease Commitments” in our consolidated financial statements included in this report.

As we expand, we intend to lease or license additional sites, either from Dell or other third parties, for counter threat operations centers, sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of February 2, 2018, we were not subject to any material pending legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Class A Common Stock

Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “SCWX.” The following table sets forth information regarding the high and low sales prices of shares of our Class A common stock in fiscal 2018 and in the portion of fiscal 2017 from April 22, 2016, the date on which our Class A common stock began trading on the NASDAQ Global Select Market, through February 2, 2018.

Fiscal Year		High	Low
2018	First Quarter	$12.11	$8.25
	Second Quarter	11.75	8.76
	Third Quarter	12.99	9.53
	Fourth Quarter	10.47	8.10

2017	First Quarter (from April 22, 2016)	$14.60	$13.10
	Second Quarter	16.23	11.96
	Third Quarter	15.80	11.04
	Fourth Quarter	12.82	10.15

There is no public market for our Class B common stock.

Holders

As of March 26, 2018, there were nine holders of record of our Class A common stock and one holder of record of our Class B common stock, which is an indirect wholly-owned subsidiary of Dell Technologies. The number of record holders does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee.

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

Use of Proceeds from Initial Public Offering of Class A Common Stock

As of February 2, 2018, we have expended approximately $40.6 million of the net proceeds of our IPO for general corporate purposes and have invested approximately $59.0 million of such proceeds in money market funds pending their use in our business.

Stock Performance Graph

The following graph compares the cumulative total return on the Class A common stock for the period from April 22, 2016, the date on which the Class A common stock began trading on the NASDAQ Global Select Market, through February 2, 2018 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on April 22, 2016 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

	April 22, 2016	February 3, 2017	February 2, 2018
Secureworks	$100.00	$75.64	$67.43
NASDAQ Composite	100.00	115.50	147.59
PureFunds ISE Cyber Security ETF	100.00	121.21	137.94

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

	Fiscal Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in thousands, except per share data)
Results of Operations:
Net revenue	$467,904	$429,502	$339,522
Gross margin	$241,186	$216,903	$155,713
Operating expenses	$324,231	$282,856	$261,721
Operating loss	$(83,045)	$(65,953)	$(106,008)
Net loss	$(28,077)	$(38,213)	$(72,381)
Share and Per Share Data
Net loss per share - basic and diluted	$(0.35)	$(0.49)	$(1.03)
Weighted average shares outstanding - basic and diluted	80,280	77,635	70,000

	February 2, 2018	February 3, 2017	January 30, 2016
	(in thousands)
Balance Sheet:
Cash and cash equivalents	$101,539	$116,595	$33,422
Accounts receivable	$157,764	$113,546	$116,357
Total assets	$991,301	$995,103	$917,785
Short-term deferred revenue	$139,632	$119,909	$109,467
Short-term convertible notes	$—	$—	$27,993
Long-term deferred revenue	$14,948	$14,752	$18,352
Total stockholder's equity	$679,149	$691,424	$588,456

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our consolidated financial statements and related notes included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors.”

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ending February 2, 2018, February 3, 2017, and January 29, 2016 as fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Fiscal 2018 and fiscal 2016 each included 52 weeks, while fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

Except where the context otherwise requires or where otherwise indicated, all references to “Secureworks” “we,” “us,” “our” and “our company” in this management’s discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis and all references to “Dell Technologies” refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.

Overview

We are a leading global cybersecurity company that protects organizations in the digitally connected world. We combine visibility from thousands of clients, machine learning and automation from our industry-leading SecureWorks Counter Threat PlatformTM, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our clients. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.

Our mission is to unlock the value of our clients’ security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our clients to address specific security issues and provide supplemental solutions where gaps exist in our clients’ defenses. We customize the right level of security for each client's unique situation, which evolves as the client's organization grows and changes.

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

The solutions leverage our proprietary technologies, processes and extensive expertise in the information security industry, which we have developed over more than 18 years. Key elements of our strategy include:

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

From April 2009 to February 2, 2018, the number of events processed by our technology platform increased from five billion to as many as 250 billion events per day. Further, our client base has grown to approximately 4,400 subscription-based clients as of February 2, 2018. This significant growth has required continual investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our near-term profitability.

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

Adoption of Intelligence-Driven Solution Strategy. The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective cyber defense strategy requires the coordinated deployment of multiple products and services tailored to an organization’s specific security needs. Our integrated suite of solutions is designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current clients recognize the mission-critical nature of our intelligence-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.

Investment in Our Platform and Threat Intelligence Research. Our Counter Threat Platform constitutes the core of our intelligence-driven information security solutions. It provides our clients with an integrated perspective and intelligence regarding their network environments and security threats. The platform is augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our clients. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt our platform to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our platform will contribute to long-term revenue growth, but it may continue to adversely affect our near-term profitability.

Introduction of New Information Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions that protect our clients from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We cannot be certain that we will realize increased revenue from our solutions development initiatives. We believe that our investment in solutions development will contribute to long-term revenue growth, but it may continue to adversely affect our near-term profitability.

Investments in Expanding Our Client Base and Deepening Our Client Relationships. To support future sales, we will need to continue to devote resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our sales teams and distribution programs with our channel partners and increasing awareness of our brand. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. Therefore, it may be difficult for us to determine if we are efficiently allocating our resources in this area. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may continue to adversely affect our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing clients. As our clients realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.

Investment in Our People. The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring and retaining qualified information security professionals. Our technology leadership, brand, exclusive focus on information security, client-first culture, and robust training and development program have enabled us to attract and retain highly-talented professionals with a passion for building a career in the information security industry. These professionals are led by a highly experienced and tenured management team with extensive IT security expertise and a record of developing successful new technologies and solutions to help protect our clients. We will continue to invest in attracting and retaining top talent to support and enhance our information security offerings.

Key Operating Metrics

In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions being provided to all sizes of clients. We have achieved much of this growth by providing solutions to large enterprise clients, which generate substantially more average revenue than our small and medium-sized business, or SMB, clients, and by continually expanding the volume and breadth of the security solutions that we provide to all clients. This has resulted in steady growth in our average revenue per client. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.

We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	February 2, 2018	February 3, 2017	January 29, 2016
Client base	4,400	4,400	4,200
Monthly recurring revenue (in millions)	$35.3	$31.6	$28.6
Average revenue per client (in thousands)	$95.6	$86.4	$81.0
Revenue retention rate	96%	98%	108%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions as of a particular date. We believe that growing our existing client base and our ability to grow our average revenue per client represent significant future revenue opportunities for us. The increases in our client base and average revenue per client are primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our client composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue. As of February 2, 2018, February 3, 2017, and January 29, 2016, approximately 44%, 49%, and 48%, respectively, of our professional services clients subscribed to our managed security solutions.
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

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based clients. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based client base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of clients at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of clients we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of clients and the negative revenue impacts of client or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any clients acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including timing of the installation of solutions contracted in prior periods, client satisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and changing technologies, and consolidation within our client base.

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

•
Stock-based Compensation Expense. Non-cash stock-based compensation expense relates to both the Dell Technologies and Secureworks equity plans. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.

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

•
Impact of Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act relates to a provisional tax benefit of $27.0 million recorded in the fourth quarter of fiscal 2018 as a result of U.S. tax reform that was enacted in December 2017. For additional information, see “Notes to Consolidated Financial Statements—Note 8—Income and Other Taxes” in our consolidated financial statements included in this report.

	Fiscal Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016

GAAP revenue	$467,904	$429,502	$339,522
Impact of purchase accounting	584	884	2,769
Non-GAAP revenue	$468,488	$430,386	$342,291

GAAP gross margin	$241,186	$216,903	$155,713
Amortization of intangibles	13,642	13,642	13,640
Impact of purchase accounting	624	1,160	2,932
Stock-based compensation expense	891	462	—
Other	—	—	4,868
Non-GAAP gross margin	$256,343	$232,167	$177,153

GAAP research and development expenses	$80,164	$71,030	$69,598
Stock-based compensation expense	(3,261)	(2,033)	(277)
Non-GAAP research and development expenses	$76,903	$68,997	$69,321

GAAP sales and marketing expenses	$151,341	$124,950	$111,978
Stock-based compensation expense	(735)	(1,068)	—
Non-GAAP sales and marketing expenses	$150,606	$123,882	$111,978

GAAP general and administrative expenses	$92,726	$86,876	$80,145
Amortization of intangibles	(14,095)	(14,094)	(14,660)
Impact of purchase accounting	(1,025)	(886)	(916)
Stock-based compensation expense	(8,903)	(5,320)	(564)
Other	—	(1,164)	(8,917)
Non-GAAP general and administrative expenses	$68,703	$65,412	$55,088

GAAP operating loss	$(83,045)	$(65,953)	$(106,008)
Amortization of intangibles	27,737	27,736	28,299
Impact of purchase accounting	1,649	2,046	3,848
Stock-based compensation expense	13,789	8,883	841
Other	—	1,164	13,786
Non-GAAP operating loss	$(39,870)	$(26,124)	$(59,234)

GAAP net loss	$(28,077)	$(38,213)	$(72,381)
Amortization of intangibles	27,737	27,736	28,299
Impact of purchase accounting	1,649	2,046	3,848
Stock-based compensation expense	13,789	8,883	841
Impact of Tax Cuts and Jobs Act	(26,994)	—	—
Other	—	1,164	13,786
Aggregate adjustment for income taxes	(15,129)	(16,113)	(17,508)
Non-GAAP net loss	$(27,025)	$(14,497)	$(43,115)

GAAP net loss per share	$(0.35)	$(0.49)	$(1.03)
Amortization of intangibles	0.34	0.36	0.40
Impact of purchase accounting	0.02	0.03	0.05
Stock-based compensation expense	0.17	0.11	0.01
Impact of Tax Cuts and Jobs Act	(0.34)	—	—
Other	—	0.01	0.20
Aggregate adjustment for income taxes	(0.19)	(0.21)	(0.25)
Non-GAAP net loss per share *	$(0.34)	$(0.19)	$(0.62)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(28,077)	$(38,213)	$(72,381)
Interest and other, net	2,735	(2,476)	6,569
Income tax benefit	(57,703)	(25,264)	(40,196)
Depreciation and amortization	42,171	39,425	40,638
Stock-based compensation expense	13,789	8,883	841
Impact of purchase accounting	584	884	2,769
Other	—	1,164	13,786
Adjusted EBITDA	$(26,502)	$(15,597)	$(47,974)

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of February 2, 2018 represented approximately 86.3% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided us with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Beginning in the third quarter of fiscal 2016, the costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 10—Related Party Transactions” in our consolidated financial statements included elsewhere in this report.

During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as Secureworks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Consolidated Financial Statements—Note 8—Income and Other Taxes” in our consolidated financial statements included in this report.

As a subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of February 2, 2018, we have established a substantial portion of our stand-alone corporate functions.

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

Components of Results of Operations

Revenue

We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of February 2, 2018, averaged approximately two years in duration. Our initial contracts with clients may include amounts for hardware, installation and professional services that may not recur. Revenue related to these contracts is recognized ratably over the terms of the contracts. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Revenue related to professional services is recognized as services are performed.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. In fiscal 2018, approximately 78% of our revenue is derived from subscription-based solutions, provided under managed security services, while approximately 22% is derived from professional services engagements. As we respond to the evolving needs of our clients, the relative mix of subscription-based solutions and professional services we provide our clients may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 16%, 13% and 12% of our total net revenue in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Although our international clients are located primarily in Europe, Asia Pacific and Canada, we provided managed security services to clients across 59 countries as of February 2, 2018.

Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. Because we operate in a competitive environment, however, we may adjust our pricing to support our strategic initiatives.

Gross Margin

We operate in a challenging business environment, where the complexity as well as the number of cyber attacks are constantly increasing. Accordingly, initiatives to drive the efficiency of our Counter Threat Platform and the continued training and development of our employees are critical to our long-term success. Gross margin has been and will continue to be affected by these factors as well as others, including the mix of solutions sold, the mix between large and small clients, timing of revenue recognition and the extent to which we expand our counter threat operations centers.

Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide solutions to our clients, as well as perform other critical functions. Also included in cost of revenue are amortization of equipment and costs associated with hardware provided to clients as part of their subscription services, amortization of technology licensing fees, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may fluctuate.

We operate in a high-growth industry and have experienced significant revenue growth since our inception. Accordingly, we expect our gross margin to increase in absolute dollars. We continue to invest in initiatives to drive the efficiency of our business to increase gross margin as a percentage of total revenue. However, as we balance revenue growth and efficiency initiatives, gross margin as a percentage of total revenue may fluctuate from period to period.

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

•
Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include salaries, sales commissions and performance-based compensation benefits and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), client advocacy events, and other brand-building expenses, as well as allocated overhead.

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

Income Tax Expense (Benefit)

Our effective tax rate was a benefit of 67.3%, 39.8% and 35.7% for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively. The change in effective tax rate from fiscal 2017 to fiscal 2018 was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 on the blended federal statutory rate and the required adjustment of our deferred tax assets and liabilities for the new lower federal rate as of the end of fiscal 2018. The change in effective tax rate from fiscal 2016 to fiscal 2017 was primarily attributable to the recognition of tax benefits relating to research and development tax credits during fiscal 2017.

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

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

The following table summarizes our key performance indicators for the fiscal years ended February 2, 2018 and February 3, 2017.

	Fiscal Year Ended
	February 2, 2018			February 3, 2017
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$467,904	100.0%	8.9%	$429,502	100.0%
Cost of revenue	$226,718	48.5%	6.6%	$212,599	49.5%
Total gross margin	$241,186	51.5%	11.2%	$216,903	50.5%
Operating expenses	$324,231	69.3%	14.6%	$282,856	65.9%
Operating loss	$(83,045)	(17.7)%	25.9%	$(65,953)	(15.4)%
Net loss	$(28,077)	(6.0)%	(26.5)%	$(38,213)	(8.9)%

Other Financial Information (1)
Non-GAAP revenue	$468,488	100.0%	8.9%	$430,386	100.0%
Non-GAAP gross margin	$256,343	54.7%	10.4%	$232,167	53.9%
Non-GAAP operating expenses	$296,213	63.2%	14.7%	$258,291	60.0%
Non-GAAP operating loss	$(39,870)	(8.5)%	52.6%	$(26,124)	(6.1)%
Non-GAAP net loss	$(27,025)	(5.8)%	86.4%	$(14,497)	(3.4)%
Adjusted EBITDA	$(26,502)	(5.7)%	69.9%	$(15,597)	(3.6)%
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

Revenue

Net revenue, which we refer to as revenue, increased $38.4 million, or 8.9%, for fiscal 2018, which has 52 weeks, compared to fiscal 2017, which had 53 weeks. Adjusting for the additional week in fiscal 2017, revenue would have been $420.5 million, resulting in an increase of $47.4 million, or 11.3%. On a non-GAAP basis, revenue increased $38.1 million, or 8.9%, for fiscal 2018. Adjusting for the additional week in fiscal 2017, non-GAAP revenue would have been $421.4 million, resulting in an increase of approximately $47.0 million, or 11.2%.

This revenue increase resulted primarily from revenue generated by subscription-based solutions, which represented approximately 78% of revenue for fiscal 2018. The number of clients subscribing to such solutions was approximately the same as in fiscal 2017, while existing clients continued to increase their purchases of our solutions. Average recurring revenue per client increased 10.7% for fiscal 2018. Professional services revenue increased to 22% of total revenue for fiscal 2018 from 20% of total revenue for fiscal 2017.

We primarily generate revenue from sales in the United States. However, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $76.8 million, for fiscal 2018, from $55.2 million for fiscal 2017. Currently, our international clients are primarily located in Europe, Asia/Pacific, and Canada. We are focused on continuing to grow our international client base in future periods.

Gross Margin

Our total gross margin increased $24.3 million, or 11.2%, for fiscal 2018. Adjusting for the additional week in fiscal 2017, gross margin increased $29.6 million, or 14.0%. This increase was mainly due to the increase in revenue for fiscal 2018. The gross margin percentage increased 100 basis points to 51.5% for fiscal 2018. The increase in gross margin percentage was mainly driven by efficiencies as we continue to leverage our global service delivery model, partially offset by the impact of the growth in professional services revenue.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $24.2 million, or 10.4%, for fiscal 2018.

Operating Expenses

The following table presents information regarding our operating expenses during the fiscal years ended February 2, 2018 and February 3, 2017.

	Fiscal Years Ended
	February 2, 2018			February 3, 2017
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$80,164	17.1%	12.9%	$71,030	16.5%
Sales and marketing	151,341	32.3%	21.1%	124,950	29.1%
General and administrative	92,726	19.8%	6.7%	86,876	20.2%
Total operating expenses	$324,231	69.3%	14.6%	$282,856	65.9%

Other Financial Information
Non-GAAP research and development	$76,903	16.4%	11.5%	$68,997	16.0%
Non-GAAP sales and marketing	150,606	32.1%	21.6%	123,882	28.8%
Non-GAAP general and administrative	68,703	14.7%	5.0%	65,412	15.2%
Non-GAAP operating expenses (1)	$296,213	63.2%	14.7%	$258,291	60.0%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $9.1 million, or 12.9%, for fiscal 2018, primarily due to an increase in expenses for engineering resources. As a percentage of revenue, R&D expenses increased 60 basis points to 17.1% for fiscal 2018 as a result of incremental investment in orchestration and automation of threat playbooks in support of our growing Managed Detection and Response, or MDR, subscription solutions. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 40 basis points to 16.4% for fiscal 2018.

Sales and Marketing Expenses. S&M expenses increased $26.4 million, or 21.1%, for fiscal 2018. As a percentage of revenue, S&M expenses increased 320 basis points to 32.3% for fiscal 2018. The increase for the current fiscal year was primarily attributable to an increase in compensation-related expense related to our investment in additional quota bearing sales resources, solution engineers and other support personnel. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 330 basis points to 32.1% for fiscal 2018.

General and Administrative Expenses. G&A expenses increased $5.9 million, or 6.7%, for fiscal 2018. The increase was primarily attributable to higher third-party consulting costs and increased amortization expense associated with our implementation of new financial systems in the third quarter of fiscal 2018. As a percentage of revenue, G&A expenses decreased 40 basis points to 19.8% for fiscal 2018 as a result of operating efficiencies and economies of scale. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 50 basis points to 14.7% for fiscal 2018.

Operating Loss

Our GAAP operating loss increased to $83 million for fiscal 2018 from $66 million in fiscal 2017. As a percentage of revenue, our operating loss increased to 17.7% for fiscal 2018. Operating loss on a GAAP basis includes amortization of intangible assets purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue increased to 8.5% for fiscal 2018. The increases in both GAAP and non-GAAP operating loss on a dollar basis and as a percentage of revenue were driven by investments in research and development and the sales function to support continued growth. These investments more than offset improved gross margins and lower G&A expenses as a percentage of revenue.

Interest and Other, Net

Interest and other was $2.7 million of expense for fiscal 2018 compared with $2.5 million of income for fiscal 2017. The change in interest and other primarily reflects the effects of foreign currency translation related to our European operations.

Net Loss

Our net loss of $28.1 million decreased $10.1 million, or 26.5%, for fiscal 2018. The decrease in net loss was due to the significant increase in the income tax benefit in fiscal 2018 related to the Tax Cut and Jobs Act, partially offset by the increase in operating loss discussed above. Net loss on a non-GAAP basis was $27.0 million, an increase of $12.5 million, or 86.4%, from fiscal 2017. Overall, this reduction in net loss was due to the increase in operating loss discussed above.

Fiscal 2017 Compared to Fiscal 2016

The following table summarizes our key performance indicators for the fiscal years ended February 3, 2017 and January 29, 2016.

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

Revenue

Revenue increased $90.0 million, or 26.5%, for fiscal 2017, which has 53 weeks, compared to fiscal 2016, which had 52 weeks. Adjusting for the additional week in fiscal 2017, revenue increased $81.0 million, or 23.9%. On a non-GAAP basis, revenue increased $88.1 million, or 25.7%, for fiscal 2017. Adjusting for the additional week in fiscal 2017, non-GAAP revenue increased approximately $79.2 million, or 23.1%.

This revenue increase resulted primarily from an increase in revenue generated by subscription-based solutions, which represented approximately 80% of net revenue for the fiscal 2017. The number of clients subscribing to such solutions grew approximately 5% over fiscal 2016, while existing clients continued to increase their purchases of our solutions. In addition, beginning in the third quarter of fiscal 2016, after the effective date of our commercial agreements with Dell, we began recognizing revenues for certain services provided to or on behalf of Dell in lieu of the prior cost recovery arrangement. Such services totaled approximately $22.0 million and $7.5 million for fiscal 2017 and fiscal 2016, respectively. For more information regarding the commercial agreements, see "Notes to Consolidated Financial Statements—Note 10—Related Party Transactions" in our consolidated financial statements included elsewhere in this report.

We primarily generate revenue from sales in the United States. However, during fiscal 2017, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $54.1 million.

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

Sales and Marketing Expenses. S&M expenses increased $13.0 million, or 11.6%, for fiscal 2017. The increase for the current fiscal year was primarily attributable to an increase in compensation-related expense related to our investment in additional sales and support personnel. As a percentage of revenue, S&M expenses decreased 390 basis points to 29.1% for fiscal 2017. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 390 basis points to 28.8% for fiscal 2017.

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

Operating Loss

Our GAAP operating loss decreased $40.1 million, or 37.8%, for fiscal 2017. As a percentage of revenue, our operating loss decreased to 15.4% for fiscal 2017. Operating loss on a GAAP basis includes amortization of intangible assets purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue decreased to 6.1% for fiscal 2017. Overall, decreases in both GAAP and non-GAAP operating loss on a dollar basis and as a percentage of revenue were driven by increased revenue and gross margin, which grew at a faster rate than the increase in operating expenses due to increasing economies of scale.

Interest and Other, net

Our interest and other reflected income of $2.5 million for fiscal 2017 compared to $6.6 million of expense for fiscal 2016. During fiscal 2016, we issued convertible notes that were accounted for at fair value. Changes to fair value of the convertible notes were recognized through earnings, and totaled approximately $5.5 million of expense during fiscal 2016 and $0.1 million in fiscal 2017. In fiscal 2017, the convertible notes were converted into shares of our Class A common stock at the closing of our IPO. The change in interest and other also reflected the effects of foreign currency translation, which resulted in $2.4 million of income for fiscal 2017 compared to $0.3 million of expense for fiscal 2016.
Net Loss
Our net loss decreased $34.2 million, or 47.2%, for fiscal 2017. Net loss on a non-GAAP basis decreased $28.6 million, or 66.4%, for fiscal 2017. Overall, the reduction in net loss was due to the decreases in operating loss discussed above.
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

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	February 2, 2018	February 3, 2017
	(in thousands)

Cash and cash equivalents	$101,539	$116,595
Accounts receivable, net	$157,764	$113,546

At February 2, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $101.5 million and accounts receivable of $157.8 million. Our cash and cash equivalents balance at February 2, 2018 included $59.0 million of net proceeds from our IPO.

We invoice our clients based on a variety of billing schedules. During fiscal 2018, on average, 53% of our recurring revenue was billed in advance and approximately 47% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are usually collected over a period of 30 to 120 days. As of February 2, 2018, our accounts receivable, net increased compared to February 3, 2017. This increase resulted primarily from an increase in the amount of annual billing for clients in the fourth quarter of fiscal 2018 compared with the same period in fiscal 2017 and the impact of higher revenue on accounts receivable. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain and continue to take actions to reduce our exposure to credit losses. As of February 2, 2018 and February 3, 2017, the allowance for doubtful accounts was $8.2 million and $6.1 million, respectively. The increase in the allowance for doubtful accounts was due to growth in revenue and the impact of certain longer-aged receivables. Based on our assessment, we believe we are adequately reserved for expected credit losses.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of February 2, 2018. Effective as of March 27, 2018, the facility agreement was amended and restated to extend the maturity date to March 27, 2019 and to modify the annual rate at which interest accrues.

Each loan made under the revolving credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.15%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of us or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of our company. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.

Cash Flows

Our consolidated statements of cash flows for the three fiscal years ended February 2, 2018 include periods prior to August 1, 2015, the effective date of our carve-out from Dell. For periods prior to the carve-out on August 1, 2015, certain financial information is derived from the accounting records of Dell and our company. During the pre-carve-out periods, Dell funded our operating and investing activities as needed and transferred our excess cash at its discretion. These cash transfers are reflected as a component of stockholders' equity within our consolidated statements of financial position, and, accordingly, are classified as a change in cash from financing activities in our consolidated statements of cash flows.

Because we did not manage working capital independently from Dell prior to the carve-out, the summary of our statements of cash flows that include periods prior to the carve-out date does not purport to reflect what our cash flows would have been if we had operated as a stand-alone company for the entire period.

	Fiscal Years Ended
	February 2, 2018	February 3, 2017
	(in thousands)
Net change in cash from:
Operating activities	$787	$(6,838)
Investing activities	(13,819)	(19,361)
Financing activities	(2,024)	109,372
Change in cash and cash equivalents	$(15,056)	$83,173

•
Operating Activities — Cash flows from operating activities was a source of cash of $0.8 million in fiscal 2018 and a use of cash of $6.8 million in fiscal 2017. Operating cash flows benefited from a lower net loss and a greater source of cash from working capital in fiscal 2018 as increases in liabilities and settlement of transactions with Dell, including an income tax receivable, more than offset increases in accounts receivable. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.

•
Investing Activities — Cash used in investing activities totaled $13.8 million and $19.4 million for fiscal 2018 and fiscal 2017, respectively. For the periods presented, investing activities consisted of capital expenditures for property and equipment to support our data center and facility infrastructure. Investing activities in fiscal 2017 also included investments in network upgrades, development of our software defined data center and implementation of new and upgraded back office systems and platforms to facilitate our expected growth.

•
Financing Activities — Cash flows from financing activities was a use of cash of $2.0 million in fiscal 2018 and a source of cash of $109.4 million in fiscal 2017. Financing activities in fiscal 2018 consisted of $1.2 million of withholding tax payments associated with the vesting of stock compensation grants and $0.8 million of repayment of a transaction with Dell Financial Services. Financing activities for fiscal 2017 included $99.6 million in net cash proceeds from our IPO and a $10.0 million capital contribution by Dell in March 2016.

	Fiscal Years Ended
	February 3, 2017	January 29, 2016
	(in thousands)
Net change in cash from:
Operating activities	$(6,838)	$(9,843)
Investing activities	(19,361)	(9,023)
Financing activities	109,372	45,619
Change in cash and cash equivalents	$83,173	$26,753

•
Operating Activities — Cash used by operating activities totaled $6.8 million and $9.8 million for fiscal 2017 and 2016, respectively. Operating cash flows benefited from a lower net loss and an increase in stock-based compensation, but were offset to a large extent by the effect of operating as a stand-alone company and the settlement of our net payable to Dell existing at the beginning of the year as discussed below.

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

Contractual Cash Obligations

Contractual cash obligations are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$5,231	$8,371	$9,925	$16,117	$39,644
Purchase obligations	3,446	2,008	—	—	5,454
Credit facilities and other(1)	2,746	1,000	—	—	3,746
Total	$11,423	$11,379	$9,925	$16,117	$48,844

(1)
Other reflects purchase obligations of annual maintenance services for hardware systems for internal use financed from a related party. See also “Notes to Consolidated Financial Statements—Note 10—Related Party Transactions” in our consolidated financial statements included in this report.

For information about operating leases and purchase obligations, see “Notes to Consolidated Financial Statements—Note 6—Commitments and Contingencies” in our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of February 2, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires certain estimates, assumptions and judgments to be made that may affect our consolidated financial statements. Accounting policies that have a significant impact on our results are described in “Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies” in our consolidated financial statements included in this report. The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.

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

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill and indefinite-lived intangible assets are impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined that the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying amount, we perform the quantitative analysis of the impairment test. We have determined that we have a single goodwill reporting unit, and, accordingly, for the quantitative analysis, we compare the fair value of this goodwill reporting unit to its carrying values. Based on the results of the annual impairment test, the fair value of our reporting unit exceeded its carrying value and no impairment of goodwill or indefinite-lived intangible assets existed at our test date of November 3, 2017. Subsequently, no events occurred through our February 2, 2018 year end that would indicate an impairment exists.

Stock-Based Compensation. Our compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies Inc., or Dell Technologies. Under the plans, we and, prior to the IPO date, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. Fair value for restricted stock awards and restricted stock units under our plan is based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The restricted stock and restricted stock units issued during the fiscal year ended February 2, 2018 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Stock-based compensation expense, net of forfeitures and adjustments for attainment of performance criteria, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. We estimate a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of SecureWorks Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of SecureWorks Corp. and its subsidiaries (the “Company”) as of February 2, 2018 and February 3, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2018 and February 3, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 28, 2018

We have served as the Company's auditor since 2014.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	February 2, 2018	February 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$101,539	$116,595
Accounts receivable, net	157,764	113,546
Inventories	1,030	1,947
Other current assets	42,163	47,750
Total current assets	302,496	279,838
Property and equipment, net	33,457	31,153
Goodwill	416,487	416,487
Purchased intangible assets, net	234,184	261,921
Other non-current assets	4,677	5,704
Total assets	$991,301	$995,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,266	$19,922
Accrued and other	81,625	59,704
Deferred revenue	139,632	119,909
Total current liabilities	244,523	199,535
Long-term deferred revenue	14,948	14,752
Other non-current liabilities	52,681	89,392
Total liabilities	312,152	303,679
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,085 issued and outstanding	111	107
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	867,411	854,907
Accumulated deficit	(188,936)	(160,859)
Accumulated other comprehensive loss	(137)	(3,431)
Total stockholders' equity	679,149	691,424
Total liabilities and stockholders' equity	$991,301	$995,103
 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016

Net revenue	$467,904	$429,502	$339,522
Cost of revenue	226,718	212,599	183,809
Gross margin	241,186	216,903	155,713
Research and development	80,164	71,030	69,598
Sales and marketing	151,341	124,950	111,978
General and administrative	92,726	86,876	80,145
Total operating expenses	324,231	282,856	261,721
Operating loss	(83,045)	(65,953)	(106,008)
Interest and other, net	(2,735)	2,476	(6,569)
Loss before income taxes	(85,780)	(63,477)	(112,577)
Income tax benefit	(57,703)	(25,264)	(40,196)
Net loss	(28,077)	(38,213)	(72,381)

Net loss per common share (basic and diluted)	$(0.35)	$(0.49)	$(1.03)
Weighted-average common shares outstanding (basic and diluted)	80,280	77,635	70,000

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016
Net loss	$(28,077)	$(38,213)	$(72,381)
Foreign currency translation adjustments, net of tax	3,294	(1,910)	(1,496)
Comprehensive loss	$(24,783)	$(40,123)	$(73,877)
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016
Cash flows from operating activities:
Net loss	$(28,077)	$(38,213)	(72,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,171	39,425	40,638
Change in fair value of convertible notes	—	132	5,493
Stock-based compensation expense	13,790	8,883	841
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	3,256	(2,239)	836
Income tax benefit	(57,703)	(25,264)	(40,196)
Other non cash impacts	—	—	4,792
Excess tax benefit from share-based payment	—	(221)	—
Provision for doubtful accounts	3,947	2,613	4,661
Changes in assets and liabilities:
Accounts receivable	(48,540)	956	(52,443)
Net transactions with parent	11,024	(15,582)	21,691
Inventories	917	1,610	(1,179)
Other assets	27,699	(1,724)	(7,453)
Accounts payable	3,302	3,626	(301)
Deferred revenue	19,585	7,185	34,591
Accrued and other liabilities	9,416	11,975	50,567
Net cash provided by (used in) operating activities	787	(6,838)	(9,843)
Cash flows from investing activities:
Capital expenditures	(13,819)	(19,361)	(9,023)
Net cash used in investing activities	(13,819)	(19,361)	(9,023)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	(800)	—	—
Taxes paid on vested restricted shares	(1,224)	—	—
Proceeds from initial public offering, net	—	99,604	—
Capital contribution from parent, net	—	9,547	—
Excess tax benefit from share-based payment	—	221	—
Net transactions with parent, net	—	—	24,383
Payment of deferred offering costs	—	—	(1,264)
Issuance of convertible notes	—	—	22,500
Net cash (used in) provided by financing activities	(2,024)	109,372	45,619
Net (decrease) increase in cash and cash equivalents	(15,056)	83,173	26,753
Cash and cash equivalents at beginning of the period	116,595	33,422	6,669
Cash and cash equivalents at end of the period	$101,539	$116,595	$33,422

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$—	$28,125	$—
Financed capital expenditures	$1,390	$800	$—
Income taxes paid	$1,152	$910	$—
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
Balances, January 31, 2015	—	$—	70,000	$700	$656,516	$(50,265)	$(25)		$606,926
Net loss	—	—	—	—	—	(72,381)	—		(72,381)
Other comprehensive (loss) income	—	—	—	—	—	—	(1,496)		(1,496)
Capital contribution from parent, net	—	—	—	—	54,566	—	—		54,566
Stock-based compensation	—	—	—	—	841	—	—		841
Balances, January 29, 2016	—	$—	70,000	$700	$711,923	$(122,646)	$(1,521)		$588,456
Net loss	—	—	—	—	—	(38,213)	—		(38,213)
Other comprehensive (loss) income	—	—	—	—	—	—	(1,910)		(1,910)
Issuance of common stock in connection with initial public offering, net of offering costs	8,000	80	—	—	96,246	—	—	—	96,326
Conversion of convertible notes to common stock in connection with initial public offering	2,009	20	—	—	28,105	—	—		28,125
Grant of restricted stock awards	557	7	—	—	(18)	$—	$—		(11)
Capital contribution from parent, net					9,547				9,547
Stock-based compensation	—	—	—	—	8,883	—	—		8,883
Excess tax benefit from share-based payment	—	—	—	—	221	—	—		221
Balances, February 3, 2017	10,566	$107	70,000	$700	$854,907	$(160,859)	$(3,431)		$691,424
Net loss	—	—	—	—	—	(28,077)	$—		(28,077)
Other comprehensive (loss) income	—	—	—	—	—	—	3,294		3,294
Vesting of restricted stock units	384	4	—	—	(4)	—	—		—
Grant of restricted stock awards	284	2	—	—	(2)	—			—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(149)	(2)	—	—	(1,280)	—	—		(1,282)
Stock-based compensation	—	—	—	—	13,790	—	—		13,790
Balances, February 2, 2018	11,085	$111	70,000	$700	$867,411	$(188,936)	$(137)		$679,149
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

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, “Dell” or “Parent”). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. (“Dell Technologies”), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering (“IPO”), as further described below. Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of February 2, 2018 represented approximately 86.3% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.

Corporate History

The Company was incorporated in Georgia in May 2009. On November 24, 2015, the Company reincorporated from Georgia to Delaware and, in connection with the reincorporation, changed its name from SecureWorks Holding Corporation to SecureWorks Corp. and its authorized capital from 1,000 shares of common stock, par value $0.01 per share, to 1,000 shares of Class A common stock and 1,000 shares of Class B common stock, each with a par value of $0.01 per share. There are no differences in dividend and liquidation rights between the Class A common stock and the Class B common stock. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes. Upon the reincorporation, the 1,000 issued and outstanding shares of common stock of the Georgia corporation were reclassified into and became 1,000 issued and outstanding shares of Class B common stock of SecureWorks Corp., the Delaware corporation.

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

Upon the closing of the IPO, all of the Company's convertible notes automatically converted into 2,008,924 shares of the Class A common stock. For more information regarding the convertible notes see “Note 5—Debt.”

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements. The consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided the Company with the services of a number of its executives and employees. Through the first two quarters of the fiscal year ended January 29, 2016, the costs of such services were allocated to the Company based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. Beginning in the third quarter of the fiscal year ended January 29, 2016, the costs of these services were charged in accordance with the shared services agreement that went into effect on August 1, 2015. For more information regarding the allocated costs and related party transactions, see “Note 10—Related Party Transactions.”

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016 as fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Fiscal 2018 and fiscal 2016 included 52 weeks, while fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining cost of revenue, allocating cost in the form of depreciation and amortization and estimating the impact of contingencies. In the Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivable, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Consolidated Statements of Operations. Actual results could differ from these estimates.

Revision of Previously Issued Financial Statements

During the fiscal year ended February 2, 2018, the Company revised its balance sheet as of and for the period ended February 3, 2017 as a result of the correction of an error related to prepaid expenses for which the Company had been invoiced, but for which cash had not been remitted. This error resulted in an overstatement of other current assets and accounts payable balances in the Statements of Financial Position and had a corresponding impact to the changes in the balances in the Company’s Statements of Cash Flows, with no impact on the cash used in operating activities, for the periods ended February 3, 2017 and January 29, 2016, respectively. The error had no impact on the Company’s Statements of Operations. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the impacts of the error.

	As of February 3, 2017		As of February 3, 2017
Statements of Financial Position (in thousands)	(as reported)	Adjustments	(as revised)
Other current assets	$51,947	$(4,197)	$47,750
Total current assets	$284,035	$(4,197)	$279,838

Accounts payable	$24,119	$(4,197)	$19,922
Total current liabilities	$203,732	$(4,197)	$199,535

	Fiscal Year Ended February 3, 2017		Fiscal Year Ended February 3, 2017
Statements of Cash Flows (in thousands)	(as reported)	Adjustments	(as revised)
Changes in assets and liabilities:
Other assets	$(139)	$(1,585)	$(1,724)
Accounts payables	2,041	1,585	3,626
Net cash provided by (used in) operating activities	$(6,838)	$—	$(6,838)

	Fiscal Year Ended January 29, 2016		Fiscal Year Ended January 29, 2016
	(as reported)	Adjustments	(as revised)
Changes in assets and liabilities:
Other assets	$(10,065)	$2,612	$(7,453)
Accounts payables	2,311	(2,612)	(301)
Net cash provided by (used in) operating activities	$(9,843)	$—	$(9,843)

	Fiscal Year Ended February 3, 2017		Fiscal Year Ended February 3, 2017
Note 9—Selected Financial Data (in thousands)	(as reported)	Adjustments	(as revised)
Other current assets
Income tax receivable	$25,091	$—	$25,091
Prepaid maintenance and support agreements	16,107	(4,197)	11,910
Prepaid other	10,749	—	10,749
Total	$51,947	$(4,197)	$47,750

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. As of February 2, 2018 and February 3, 2017, cash and cash equivalents is comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market instruments are valued using quoted market prices and are included as Level 1 inputs.

Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Accounts receivable are charged against the allowance for doubtful accounts when deemed uncollectible. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of February 2, 2018 and February 3, 2017, the allowance for doubtful accounts was $8.2 million and $6.1 million, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Unbilled accounts receivable included in accounts receivable, totaling $18.1 million and $9.4 million as of February 2, 2018 and February 3, 2017, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming year.

Allowance for Doubtful Accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses, net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in general and administrative expenses.

Fair Value Measurements. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature.

Inventories. Inventories consist of finished goods, which include hardware devices such as servers, log retention devices and appliances that are sold in connection with the Company’s solutions offerings. Inventories are stated at lower of cost or net realizable value, with cost being determined on a first-in, first-out (FIFO) basis.

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

Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, depreciation expense was $14.4 million, $11.7 million and $12.3 million, respectively. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for triggering events on a quarterly basis. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill and indefinite-lived intangible assets are impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined that the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying amount, the Company performs the quantitative analysis of the impairment test.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. The Company typically uses a discounted cash flow model to determine the fair value of the reporting unit. The assumptions used in the model are consistent with those which the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company has determined that it has a single goodwill reporting unit, and, accordingly, for the quantitative analysis, it compares the fair value of this goodwill reporting unit to its carrying value. For indefinite-lived assets, other than goodwill, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

Foreign Currency Translation. During the periods presented, Secureworks primarily operated in the United States. For the majority of the Company’s international businesses, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Statements of Operations within interest and other, net. These transaction (losses) gains totaled $(3.3) million, $2.2 million and $(0.8) million in the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

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

Subscription-Based Solutions

Subscription-based arrangements typically include security solutions, the associated hardware appliance, up-front installation fees and maintenance agreements, which are all typically recognized over the life of the related agreement. The hardware appliance contains software components that do not provide customers with the right to take possession of software licenses supporting the solutions. Therefore, software is considered essential to the functionality of the associated hardware, and, accordingly, is excluded from the accounting guidance that is specific to the software industry. The Company has determined that the hardware appliance included in the subscription-based solutions arrangements does not have stand-alone value to the customer and is required to access the Company’s Counter Threat Platform. The related maintenance agreements support the associated hardware and similarly do not have stand-alone value to the customer. The related installations fees are non-refundable and also do not have stand-alone value to the customer. Therefore, Secureworks recognizes revenue for these arrangements as a single unit of accounting. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to clients. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.

The Company has determined that it is the primary obligor in any arrangements that include third-party hardware sold in connection with its solutions, and, accordingly, the Company recognizes this revenue on a gross basis.

Professional Services

Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Cost of Revenue. Cost of revenue consists primarily of compensation and related expenses, including salaries, benefits and performance-based compensation for employees who maintain the Counter Threat Platform and provide support services to clients, as well as perform other critical functions. Other expenses include depreciation of equipment and costs associated with maintenance agreements for hardware provided to clients as part of their subscription-based solutions. In addition, cost of revenue includes amortization of technology licensing fees, fees paid to contractors who supplement or support solutions offerings, maintenance fees and overhead allocations.

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

Sales and Marketing. Sales and marketing expense includes compensation and related expenses, including salaries, benefits, and performance-based compensation, including sales commissions and related expenses for sales and marketing personnel, marketing and advertising programs, including lead generation, client advocacy events, other brand-building expenses, and allocated overhead. Advertising costs are expensed as incurred and were $14.7 million, $12.8 million and $13.0 million for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively.

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Sales Commissions and Incentives. The Company recognizes commission expense in the period earned by the employee or when the Company’s rights to recover awards in the event of a customer cancellation have lapsed. During the fiscal years ended February 3, 2017 and January 29, 2016, when clients paid for one or more years of service in advance, sales commissions were paid 50% in the month subsequent to the execution of the service contract and the remaining 50% over the following 12 months. For these commission plans, the Company recognized the sales commission expense related to the entire contract ratably over the first year of the service contract. During the fiscal years ended February 3, 2017 and January 29, 2016, the Company recognized $29.4 million and $29.5 million, respectively, in commission expense. All sales commission amounts were recoverable by the Company throughout the first year of a service contract. Therefore, the portion of any sales commissions paid upon the signing of a contract, for which the related sales commission expense had not yet been recognized, was recorded as a prepaid asset and amortized to expense during the first 12 months of the contract. As of February 3, 2017 and January 29, 2016, the Company had a prepaid commission balance, included in other current assets, of $1.6 million and $1.9 million, respectively.

During the fiscal year ended February 2, 2018, the Company revised the design of many of its sales commission plans. Sales incentives were earned based on an individual’s performance relative to the individual’s annual sales goal or quota. Quarterly advances were paid throughout the year based on proportional performance. As a result of these new incentive plans, which no longer provide the Company with the ability to recover the commission from the employee in the event the customer contract is canceled, the Company recognized commission expense in the month it was earned. During the fiscal year ended February 2, 2018, the Company recognized $42.1 million in commission expense, which included the ratable recognition of the remaining fiscal 2017 commissions earned under the former plans, which had been deferred.

The Company typically expenses sales commissions paid to strategic and distribution partners upon entering contracts for the solutions sold and recognizes the revenue associated with such sales over the terms of the contracts.

Stock-Based Compensation. The Company’s compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies. Under the plans, the Company, and prior to the IPO, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. Fair value for restricted stock awards and restricted stock units under the Company’s plan is based on the closing price of the Company’s Class A common stock as reported on the NASDAQ Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The restricted stock and restricted stock units issued during the fiscal year ended February 2, 2018 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Stock-based compensation expense, net of forfeitures and adjustments for attainment of performance criteria, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

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

Recently Adopted Accounting Pronouncements

Compensation - Stock Compensation. In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting.” The update simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This update also makes several changes to the accounting for forfeitures and employee tax withholding on share-based compensation. The Company adopted this guidance during the fiscal year ended February 2, 2018 with no material impact on its consolidated financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Compensation - Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The amendments are effective for the Company beginning with the Company’s 2019 fiscal year, although early adoption is permitted. The Company does not expect these amendments to have a material impact on its consolidated financial statements.

Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The update is effective for the Company for fiscal years beginning with the Company’s 2019 fiscal year, including interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a material impact on its Consolidated Statements of Cash Flows.

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company for fiscal years beginning with the Company’s 2021 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for the Company for annual and interim periods beginning with the Company’s 2020 fiscal year, and early adoption is permitted. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Revenue from Contracts with Customers. In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also provides guidance on the accounting for costs to fulfill or obtain a customer contract. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks and judgments related to revenue recognition and related cash flows from contracts with customers.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company will adopt this standard and its amendments retrospectively to each period presented for the Company’s 2019 fiscal year, including interim periods.

The adoption of this standard will have a material impact on the Company’s consolidated financial statements and related disclosures, primarily related to the Company’s accounting for costs to obtain a contract. These costs are defined as those that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Under the new standard, these costs to obtain a contract will now be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. A significant portion of the Company’s sales commission cost related to the acquisition of sales contracts will be deferred and recognized over the average life of the arrangement, which is approximately 7 years. Additionally, the Company incurs certain costs to install and activate hardware and software used in its Managed Security Services, primarily related to a portion of the compensation for the personnel who perform the installation activities. These fulfillment costs will be deferred and recognized over the economic life of the services, or approximately 4 years. Based on the Company’s historical experience, customers may change the security services and associated hardware and software that they purchase from the Company over the span of the overall relationship. Therefore, the average economic life of the services is shorter than the overall average life of the arrangement.

In addition, and with minimal impact starting in the fiscal year ended February 2, 2018, the Company’s adoption of the standard will result in the Company accelerating the recognition of revenue from its premium installation services, the impact of which will be partially offset by the deferral of revenue related to third-party appliances that will be accounted for as part of a single performance obligation upon adoption of the new standard.

Based on the Company’s assessment and best estimates to date, the Company expects a cumulative adjustment to decrease its January 30, 2016 opening accumulated deficit by approximately $43 million. The Company expects to record non-current contract cost assets related to the deferral of certain sales commission and fulfillment costs of approximately $63 million and $51 million as of February 2, 2018 and February 3, 2017, respectively.

Select consolidated statement of operations line items, which reflect the Company’s best estimate of the impact of the adoption of the standard, are as follows (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	February 2, 2018			February 3, 2017
	As Reported ASC 605	ASC 606 Adjustment (Estimated)	ASC 606 (Estimated)	As Reported ASC 605	ASC 606 Adjustment (Estimated)	ASC 606 (Estimated)
Net Revenue	$467,904	$—	$467,904	$429,502	$3,200	$432,702
Cost of revenue	226,718	(1,600)	225,118	212,599	(110)	212,489
Gross margin	241,186	1,600	242,786	216,903	3,310	220,213

Research and development	80,164	—	80,164	71,030	—	71,030
Sales and marketing	151,341	(10,700)	140,641	124,950	(6,400)	118,550
General and administrative	92,726	—	92,726	86,876	—	86,876
Total operating expenses	324,231	(10,700)	313,531	282,856	(6,400)	276,456
Operating loss	$(83,045)	$12,300	$(70,745)	$(65,953)	$9,710	$(56,243)
These amounts include estimates and will remain subject to change as the Company completes its evaluation of the new standard and final calculations of the impact of adoption.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 3 — NET LOSS PER SHARE

Net loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards, as they would be anti-dilutive. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016
Numerator:
Net loss	$(28,077)	$(38,213)	$(72,381)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,280	77,635	70,000
Loss per common share:
Basic and Diluted	$(0.35)	$(0.49)	$(1.03)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,096	3.806	—
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of February 2, 2018 and February 3, 2017.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or sooner if an indicator of impairment occurs. The Company completed its annual impairment test by performing a qualitative assessment of goodwill at its sole reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary. Further, no triggering events have subsequently occurred that would indicate a potential impairment as of February 2, 2018.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets

The Company's intangible assets at February 2, 2018 and February 3, 2017 were as follows:

	February 2, 2018			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(63,058)	$126,460	$189,518	$(48,963)	$140,555
Technology	135,584	(57,978)	77,606	135,584	(44,336)	91,248
Finite-lived intangible assets	325,102	(121,036)	204,066	325,102	(93,299)	231,803
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(121,036)	$234,184	$355,220	$(93,299)	$261,921

Amortization expense related to finite-lived intangible assets was approximately $27.7 million, $27.7 million and $28.3 million for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively. Amortization expense is included within cost of revenue and general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the fiscal years ended February 2, 2018, February 3, 2017 and January 29, 2016.

Estimated future pre-tax amortization expense of finite-lived intangible assets as of February 2, 2018 over the next five years and thereafter is as follows:

Fiscal Years	(in thousands)
2019	$27,736
2020	27,736
2021	27,736
2022	27,736
2023	27,736
Thereafter	65,386
Total	$204,066

NOTE 5 — DEBT

Convertible Debt

On June 30, 2015, the Company entered into an agreement with investors to sell up to $25.0 million in aggregate principal amount of its convertible notes. These investors included members of the Company’s board of directors who were director nominees prior to the date of the IPO. The initial sale of convertible notes was completed on August 3, 2015 in the aggregate principal amount of $22.0 million. On September 14, 2015, the Company sold an additional convertible note in the principal amount of $0.5 million, resulting in an aggregate principal amount of convertible notes outstanding of $22.5 million. As of January 29, 2016, the fair value of the convertible notes was $28.0 million and the Company recorded a $5.5 million change in fair value during the fiscal year ended January 29, 2016. The convertible notes were valued using Level 3 inputs. This change in fair value was included in interest and other, net in the Statements of Operations. These notes remained outstanding until the completion of the IPO, on which date, according to their terms, the convertible notes automatically converted into 2,008,924 shares of the Class A common stock, with a total settlement of $28.1 million and a $0.1 million change in fair value being recorded in the fiscal year ended February 3, 2017 for the period prior to settlement. The converted shares equaled the $22.5 million face value of the convertible notes divided by the conversion price of $11.20 per share, which was equal to 80% of the IPO price of $14.00 per share.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Revolving Credit Facility

On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term ending on April 21, 2017. Effective as of March 28, 2017, the term of the facility was extended on the same terms for an additional one-year term ending on April 21, 2018. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of February 2, 2018.

Each loan made under the revolving credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.60%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate, upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. As of February 2, 2018, the Company had accrued $0.2 million for commitment fees due under the facility.
NOTE 6 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations and Lease Commitments—The Company had various purchase obligations at February 2, 2018 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. The Company also leases land, office buildings and equipment under various operating lease agreements. As of February 2, 2018, the purchase obligations and future minimum payments under the Company's operating leases (in thousands) are as follows:

	Payments Due For
	Operating	Purchase	Credit Facilities
Fiscal Years Ending	Leases	Obligations	and Other (1)	Total
2019	$5,231	$3,446	$2,746	$11,423
2020	4,727	1,397	500	6,624
2021	3,644	611	500	4,755
2022	5,349	—	—	5,349
2023	4,576	—	—	4,576
2024 and beyond	16,117	—	—	16,117
Total	$39,644	$5,454	$3,746	$48,844

(1)	Reflects purchase obligations of annual maintenance services for hardware systems for internal use from a related party. See also “Note 10—Related Party Transactions.”

Rent expense under all leases totaled $4.7 million, $3.9 million, and $3.0 million during the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively.

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of legal cases at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such determination is made. As of February 2, 2018, the Company does not believe

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

that there were any such matters that, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Client-based Taxation Contingencies—Various government entities (“taxing authorities”) require the Company to bill its clients for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency.

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

Concentrations — The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, the Company did not have any single client that represented 10% or more of its revenue during the fiscal period.

NOTE 7 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

In connection with the IPO, the Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan became effective on April 18, 2016, and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 8,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. The Company utilizes both authorized and unissued shares to satisfy all shares issued under the 2016 Plan.
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
During the fiscal year ended February 2, 2018, no stock options were granted to employees or directors. During the fiscal year ended February 3, 2017, 2,669,788 stock options were granted to employees and 240,715 stock options were granted to directors, in all cases at an exercise price of $14.00. The stock options will vest over an average service period of four years. In addition, during fiscal 2017, 49,916 stock options were granted to a director upon his appointment to the board of directors at an exercise price of $13.99 per share. The stock options subject to this award will vest over a period of three years in equal annual installments.
The Company recognized $3.7 million and $2.9 million in compensation expense for the fiscal years ended February 2, 2018 and February 3, 2017, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The fair value of stock options are estimated as of the date of the grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The expected term was estimated using the SEC simplified method. The risk-free interest rate is the continuously compounded, term-matching, zero-coupon rate from the valuation date. The volatility is the leverage-adjusted, term-matching, historical volatility of peer firms. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant.
The assumptions utilized for valuation of options under this model as well as the weighted-average grant date fair value of stock options granted during the fiscal year ended February 3, 2017 are summarized below.

Fiscal Year Ended
February 3, 2017

Expected life	6.3 years
Risk-free interest rate	1.68%
Volatility	44.74%
Dividend yield	—%
Weighted-average grant-date fair value	$6.15

The following table summarizes stock option activity and options outstanding and exercisable for the fiscal year ended, and as of, February 2, 2018:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value
					(in thousands)
Balance, January 29, 2016	—	$—
Granted	2,960,419	$14.00
Exercised	—	$—
Canceled, expired or forfeited	(382,252)	$14.00
Balance, February 3, 2017	2,578,167	$14.00
Granted	—	$—
Exercised	—	$—
Canceled, expired or forfeited	(53,065)	$14.00
Balance, February 2, 2018	2,525,102	$14.00	8.20	$6.11	$—

Options expected to vest, February 2, 2018	1,827,574	$14.00	8.23	$6.10	$—

Options exercisable, February 2, 2018	614,383	$14.00	8.10	$6.13	$—

At February 2, 2018, unrecognized stock-based compensation expense related to stock options was $8.3 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 2.56 years.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Denali Holding Inc. 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's executive officers. Upon the closing of the Company’s IPO, all unvested time-based awards were forfeited and 32,000 vested time-based stock options remained outstanding and 400,001 performance-based options remained unvested and outstanding subject to award terms. During the fiscal year ended February 2, 2018, there was no vesting or exercise activity on these awards.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

As of February 2, 2018, 32,000 time-based and 400,001 performance-based stock options remained outstanding, with 400,001 options unvested. The Company recognized compensation expense related to these awards of $0.3 million, $0.5 million and $0.8 million for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively.
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
In connection with the IPO, the Company granted shares of restricted stock and restricted stock units to employees and directors. The fair value of the restricted stock and restricted stock units was $14.00 per share and all will vest over an average service period of four years. During the fiscal years ended February 2, 2018 and February 3, 2017, the Company issued additional restricted stock units to employees at weighted-average fair values per share of $10.40 and $10.90, respectively. Additionally, during the fiscal year ended February 3, 2017, restricted stock units were granted to a director upon his appointment to the board of directors at a fair value of $13.99 per share. The restricted stock and restricted stock units issued during the fiscal year ended February 2, 2018 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Of the 2.3 million restricted stock and restricted stock units outstanding on February 2, 2018, approximately 0.4 million were performance-based awards and 1.9 million were service-based awards. For the fiscal year ended February 2, 2018, approximately 59,000 shares were canceled for the performance-based awards that were tied to fiscal year 2018 results.

The Company recognized compensation expense related to all outstanding restricted stock awards of $9.6 million and $5.4 million for the fiscal years ended February 2, 2018 and February 3, 2017, respectively. At February 2, 2018, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $18.4 million, which is expected to be recognized over the weighted-average remaining requisite period of 2.43 years.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity for restricted stock and restricted stock units for the fiscal year ended, and as of, February 2, 2018.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Balance, January 29, 2016	—	$—
Granted	2,460,594	$13.28
Vested	(2,143)	$14.00
Forfeited	(215,965)	$14.00
Balance, February 3, 2017	2,242,486	$13.21
Granted	1,134,966	$10.40
Vested	(507,196)	$13.62
Forfeited	(550,697)	$11.46
Balance, February 2, 2018	2,319,559	$12.16	1.31	$21,897

Restricted stock and restricted stock units expected to vest, February 2, 2018	2,118,854	$12.21	1.43	$20,002

As of February 2, 2018, restricted stock and restricted stock units representing 2.3 million shares of Secureworks’ Class A common stock were outstanding, with an aggregate intrinsic value of $21.9 million based on Secureworks’ closing stock price as of February 2, 2018. The total fair value of Secureworks' restricted stock and restricted stock units that vested during year-ended February 2, 2018 was $6.9 million and the intrinsic value was $4.6 million.

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended February 2, 2018, February 3, 2017 and January 29, 2016. Stock-based compensation expense for the periods prior to the fiscal year ended February 3, 2017 related solely to grants under the Denali Holding Inc. 2013 Stock Incentive Plan awarded to two of the Company’s executive officers.

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in thousands)
Cost of revenue	$891	$462	$—
Research and development	3,261	2,033	277
Sales and marketing	735	1,068	—
General and administrative	8,903	5,320	564
Total stock-based compensation expense	$13,790	$8,883	$841

The tax benefit related to stock-based compensation expense was $3.3 million, $3.4 million, and $0.3 million for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016 respectively.
Long-term Performance Cash Awards

In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive the performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the fiscal year ended February 2, 2018, the Company granted approximately $11.6 million of these awards and recognized $2.9 million of related compensation expense.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Employee Benefit Plan

Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The Company matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 5% of the participant’s compensation, and participants vest immediately in all contributions to the 401(k) Plan. For the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, total expense under this plan was $10.7 million, $9.4 million, and $6.7 million, respectively.

NOTE 8 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016 was as follows:

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016

Loss before income taxes	$(85,780)	$(63,477)	$(112,577)
Income tax benefit	$(57,703)	$(25,264)	$(40,196)
Effective tax rate	67.3%	39.8%	35.7%

The change in the Company's effective income tax rate for the fiscal year ended February 2, 2018 over the effective income tax rate for the fiscal year ended February 3, 2017 was primarily driven by the one-time provisional impacts from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform” or the “Act”) that was enacted in December 2017. Among other provisions, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%. GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of U.S. Tax Reform, SEC Staff Accounting Bulletin No. 118 (“SAB 118”) allows companies to record provisional amounts in earnings for the first year following the Act's enactment, with those provisional amounts required to be finalized by the end of that year. In accordance with GAAP, and SAB 118, the Company recognized a provisional tax benefit in the fourth quarter of the fiscal year ended February 2, 2018 of $27.0 million related to U.S. Tax Reform, primarily attributable to the remeasurement of deferred tax assets and liabilities. The Company’s provisional amounts are based on its initial analysis using available information and estimates, and may be adjusted in accordance with SAB 118. The change in the Company's effective income tax rate for the fiscal year ended February 3, 2017 over the effective income tax rate for the fiscal year ended January 29, 2016 was primarily attributable to the recognition of tax benefits relating to research and development tax credits during the fiscal year ended February 3, 2017.

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company's income tax provision to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016

U.S. federal statutory rate	33.7%	35.0%	35.0%
Foreign income taxed at different rates	0.4	(0.3)	(0.9)
State income taxes, net of federal tax benefit	2.2	3.2	1.9
Research and development credits	1.8	3.1	0.5
Nondeductible/nontaxable items	(1.8)	(1.2)	(0.8)
U.S. Tax Reform	31.5	—	—
Stock-based compensation	(0.5)	—	—
Total	67.3%	39.8%	35.7%

The benefit for income taxes consists of the following:

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in thousands)
Current:
Federal	$(20,288)	$(22,470)	$(12,519)
State/Local	(886)	657	(1,517)
Foreign	80	1,379	(1,366)
Current	(21,094)	(20,434)	(15,402)
Deferred:
Federal	(37,191)	(3,620)	(24,472)
State/Local	(141)	(471)	330
Foreign	723	(739)	(652)
Deferred	(36,609)	(4,830)	(24,794)
Income tax benefit	$(57,703)	$(25,264)	$(40,196)

Loss before provision for income taxes consists of the following:

	Fiscal Years Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in thousands)
Domestic	$(88,546)	$(64,542)	$(103,061)
Foreign	2,766	1,065	(9,516)
Loss before income taxes	$(85,780)	$(63,477)	$(112,577)

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's net deferred tax balances are as follows:

	February 2, 2018	February 3, 2017
	(in thousands)
Deferred tax assets:
Deferred revenue	$3,441	$6,232
Provision for doubtful accounts	1,883	2,377
Loss carryforwards	3,966	2,806
Stock-based and deferred compensation	5,701	9,568
Other	2,803	—
Deferred tax assets	17,794	20,983
Valuation allowance	(3,966)	(2,806)
Deferred tax assets, net of valuation allowance	13,828	18,177
Deferred tax liabilities:
Property and equipment	(1,347)	(1,367)
Purchased intangible assets	(56,590)	(97,836)
Operating and compensation related accruals	(3,777)	(3,933)
Other	(14)	(29)
Deferred tax liabilities	(61,728)	(103,165)
Net deferred tax liabilities	$(47,900)	$(84,988)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.

As of February 2, 2018 and February 3, 2017, Secureworks had $4.0 million and $2.8 million of deferred tax assets, respectively, related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 2, 2018. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of February 2, 2018 and February 3, 2017. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended February 2, 2018 would have been $85.8 million, $42.4 million and $43.4 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

As of February 2, 2018, the Company has cumulative undistributed foreign earnings that would incur some amount of local withholding and state taxes if the earnings are distributed back to the United States. U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings and the Company is currently still evaluating its intentions with respect to the indefinite reinvestment of its foreign earnings. The Company had $0.8 million of unrecognized tax benefits as of February 2, 2018 and $0.6 million unrecognized tax benefits as of February 3, 2017. The Company is no longer subject to tax examinations for years prior to fiscal 2012.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 9 — SELECTED FINANCIAL INFORMATION

The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of February 2, 2018 and February 3, 2017.

	Consolidated
	February 2, 2018	February 3, 2017
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$166,010	$119,678
Allowance for doubtful accounts	(8,246)	(6,132)
Total	$157,764	$113,546
Other current assets:
Income tax receivable	21,380	25,091
Prepaid maintenance and support agreements	11,826	11,910
Prepaid other	8,957	10,749
Total	$42,163	$47,750
Property and equipment, net
Computer equipment	$59,754	$47,407
Leasehold improvements	19,634	16,986
Other equipment	2,079	1,358
Total property and equipment	81,467	65,751
Accumulated depreciation and amortization	$(48,010)	$(34,598)
Total	$33,457	$31,153
Other noncurrent assets
Prepaid maintenance agreements	956	2,304
Deferred tax asset	832	1,503
Other	2,889	1,897
Total	$4,677	$5,704
Accrued and other current liabilities
Compensation	$46,046	$36,803
Intercompany payable, net	19,580	9,052
Other	15,999	13,849
Total	$81,625	$59,704
Other non-current liabilities
Deferred tax liabilities	$48,732	$86,491
Intercompany payable, net	—	1,100
Other	3,949	1,801
Total	$52,681	$89,392

The allocation between domestic and foreign net revenue is based on the location of the Company’s clients. Net revenue and long-lived assets from any single foreign country did not constitute 10% or more of the Company’s net revenue or long-lived assets, respectively, during any of the periods presented.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following tables present net revenue and property, plant and equipment allocated between the United States and foreign countries:

	Fiscal Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
Net revenue
United States	$391,133	$374,254	$298,984
Foreign Countries	76,771	55,248	40,538
Total	$467,904	$429,502	$339,522

	February 2, 2018	February 3, 2017
Property and equipment, net
United States	$28,587	$26,916
Foreign Countries	4,870	4,237
Total	$33,457	$31,153
NOTE 10 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided Secureworks with the services of a number of its executives and employees. For the first two quarters of the fiscal year ended January 29, 2016, the costs of such services were allocated of total net sales, relative percentage of headcount or specific identification. Beginning in the third quarter of the fiscal year ended January 29, 2016, the costs of services provided to Secureworks by Dell were governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell was $4.9 million and $4.4 million for the fiscal years ended February 2, 2018 and February 3, 2017, respectively. The total amount of the allocations from Dell and charges under the shared services agreement was $5.5 million and $3.0 million, respectively, in the fiscal year ended January 29, 2016. The amount for fiscal 2016 included $2.2 million of fees for professional services directly related to a prior legal proceeding that was settled during that fiscal year. These cost allocations are reflected primarily within general and administrative expenses in the Consolidated Statements of Operations. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

The Company's historical financial statements do not purport to reflect what the Company's results of operations, financial position, equity or cash flows would have been if the Company had operated as a stand-alone public company during the periods presented.

Related Party Arrangements

For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.

The Company purchases certain enterprise hardware systems from Dell Inc. and its wholly-owned subsidiaries in order to provide security solutions to the Company’s clients. For the first two quarters of the fiscal year ended January 29, 2016, the expenses associated with these transactions reflect Dell’s costs and are included in cost of revenue in the Consolidated Statements of Operations. Beginning in the third quarter of the fiscal year ended January 29, 2016, expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. The Company did not make any direct purchases of systems from Dell for the fiscal year ended February 2, 2018. Purchases of systems from Dell totaled $3.0 million and $11.6 million for the fiscal years ended February 3, 2017 and January 29, 2016, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The Company also purchases computer equipment for internal use from Dell that was capitalized within property and equipment in the Consolidated Statements of Financial Position. For the first two quarters of the fiscal year ended January 29, 2016, these purchases were made at Dell’s cost. Beginning in the third quarter of the fiscal year ended January 29, 2016, these purchases were made at pricing that is intended to approximate arm’s-length pricing. Purchases of computer equipment from Dell totaled $2.6 million, $3.6 million, and $3.7 million for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016, respectively.

On September 7, 2016, EMC Corporation (“EMC”), a company that provides enterprise software and storage, became a wholly-owned subsidiary of Dell Technologies. EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from EMC and VMware totaled $0.9 million for the fiscal year ended February 2, 2018 and $4.4 million for the fiscal year ended February 3, 2017. Approximately $3.0 million of these purchases from VMware was financed through Dell Financial Services and are included in intercompany liabilities as of February 3, 2017.

The Company recognized revenue related to security solutions provided to other subsidiaries of Dell Technologies, consisting of RSA Security LLC and Pivotal Software, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $0.2 million for the fiscal year ended February 2, 2018. The Company had no related party revenue from solutions provided to these entities for the fiscal years ended February 3, 2017 and January 29, 2016. Purchases by the Company from these other subsidiaries totaled $0.1 million during the fiscal year ended February 2, 2018. The Company had no purchases from these related parties during the fiscal years ended February 3, 2017 and January 29, 2016.

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell’s wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital totaled $0.1 million, $0.1 million, and $0.3 million for the fiscal years ended February 2, 2018, February 3, 2017 and January 29, 2016, respectively.

The Company provides solutions to certain clients whose legal contractual relationship has historically been with Dell rather than Secureworks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such client contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred, the Company recognized revenues of approximately $44.7 million and $39.0 million for the fiscal years ended February 2, 2018 and February 3, 2017, respectively. The Company recognized revenue of approximately $16.7 million for the period from August 1, 2015 to January 29, 2016 for clients whose contracts have not yet transferred from Dell to the Company.

As the Company’s client and on behalf of certain of its own clients, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $21.1 million, $22.0 million and $7.5 million for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016 respectively.

As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of February 2, 2018 and February 3, 2017. During the third quarter of the fiscal year ended February 3, 2017, the Company began settling in cash its related party balances with Dell, which resulted in a net intercompany payable.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

	February 2, 2018	February 3, 2017
	(in thousands)
Intercompany receivable	$—	$1,680
Intercompany payable	(19,580)	(11,832)
Net intercompany payable (in accrued and other)	$(19,580)	$(10,152)

Accounts receivable from clients under reseller agreements with Dell (in accounts receivable, net)	$25,229	$16,658

Net operating loss tax sharing receivable under agreement with Dell (in other current assets at February 2, 2018 and other non-current liabilities at February 3, 2017)	$21,380	$25,091

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

NOTE 11 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents selected unaudited Statements of Operations for each quarter of fiscal 2018 and fiscal 2017:

	Fiscal Year 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$113,593	$116,123	$117,534	$120,654
Gross margin	$59,651	$59,798	$61,808	$59,929
Net (loss) income	$(14,236)	$(12,118)	$(11,601)	$9,878
Net (loss) income per common share (basic and diluted) (1)	$(0.18)	$(0.15)	$(0.14)	$0.12
Weighted-average common shares outstanding (basic)	80,056	80,353	80,355	80,357
Weighted-average common shares outstanding (diluted)	N/A	N/A	N/A	80,528
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

	Fiscal Year 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$99,793	$103,653	$107,108	$118,948
Gross margin	$49,944	$50,746	$53,471	$62,742
Net loss	$(11,627)	$(12,051)	$(7,718)	$(6,817)
Net loss per common share (basic and diluted) (1)	$(0.17)	$(0.15)	$(0.10)	$(0.09)
Weighted-average common shares outstanding (basic and diluted)	70,330	80,009	80,009	80,009
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 12 — SUBSEQUENT EVENTS
Effective as of March 28, 2017, SecureWorks, Inc., our wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. This facility was set to expire on April 21, 2018. Effective as of March 27, 2018, subsequent to the end of fiscal 2018, the revolving credit agreement was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.60% to such rate plus 1.15%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2018	Allowance for doubtful accounts	$6,132	$3,947	$(1,833)	$8,246
2017	Allowance for doubtful accounts	$4,484	$2,613	$(965)	$6,132
2016	Allowance for doubtful accounts	$1,059	$4,661	$(1,236)	$4,484

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2018. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of February 2, 2018.

Management's Report on Internal Control Over Financial Reporting

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 2, 2018.

Changes in Internal Control Over Financial Reporting

During fiscal 2018, we completed the migration of our accounting and financial reporting systems to a new enterprise resource planning (or “ERP”) system. The ERP system implementation impacts various internal processes and controls for business activities within accounting and also impacts our financial reporting. While we believe that this new system and the related changes to internal controls ultimately will strengthen our internal control over financial reporting, there are inherent risks in implementing any ERP system.
Except for our implementation of the ERP system as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a 15(e) and 15d 15(e) under the Exchange Act that occurred during the quarter ended February 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have modified and will continue to modify our internal controls relating to our business and financial processes throughout the entire ERP system implementation period.

Item 9B. Other Information
Effective as of March 28, 2017, SecureWorks, Inc., our wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. This facility was set to expire on April 21, 2018. Effective as of March 27, 2018, subsequent to the end of fiscal 2018, the revolving credit agreement was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.60% to such rate plus 1.15%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. The credit facility and the recent amendment and restatement to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 5—Debt” and “Notes to Consolidated Financial Statements—Note 12—Subsequent Event” in our consolidated financial statements included in this annual report on Form 10-K.

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

See “Part I — Item 1 — Business — Executive Officers of Secureworks” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, referred to as the “2018 proxy statement,” which we will file with the SEC on or before 120 days after our 2018 fiscal year end, and which will appear in the 2018 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

The following lists the members of our board of directors and the principal occupation of each director as of the date of this report.

Michael R. Cote President and Chief Executive Officer SecureWorks Corp.	Mark J. Hawkins President and Chief Financial Officer Salesforce.com, Inc.
Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	William R. McDermott Chief Executive Officer SAP SE
Egon Durban Managing Partner Silver Lake Partners	Yagyensh C. (Buno) Pati Partner Centerview Capital Technology
Pamela Daley Retired Senior Vice President and Senior Advisor to the Chairman of General Electric Company	James M. Whitehurst President and Chief Executive Officer Red Hat, Inc.
Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Stock Ownership” and “Executive Compensation — Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Additional Information— Certain Relationships and Related Transactions.”
Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the caption “Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibits, Financial Schedules

The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of February 2, 2018 and February 3, 2017
Consolidated Statements of Operations for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016
Consolidated Statements of Comprehensive Loss for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016
Consolidated Statements of Stockholder's Equity for the fiscal years ended February 2, 2018, February 3, 2017, and January 29, 2016
Notes to Consolidated Financial Statements
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

10.1.2††	Amendment #2 to Shared Services Agreement, dated November 8, 2017, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries.
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

10.8.1††+	First Amendment to Security Services Customer Master Services Agreement, effective as of November 3, 2017, between Dell USA L.P. and SecureWorks, Inc.
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

10.13.1	Revolving Credit Agreement, dated as of November 2, 2015, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.25 to the Form S-1) (Registration No. 333-208596).
10.13.2
First Amendment to Revolving Credit Agreement, dated as of March 28, 2017, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37748).

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

10.19*
Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Dell Technologies Inc.'s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.20*
Dell Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Dell Inc.'s Current Report on Form 8-K filed with the Commission on July 19, 2012) (Commission File No. 000-17017).

EXHIBIT INDEX - Continued

Exhibit No.	Description
10.21*	Form of Indemnification Agreement between the Company and each director and executive officer of the Company (incorporated by reference to Exhibit 10.20 to the Form S-1) (Registration No. 333-208596).
10.22*	SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Form S-8) (Registration No. 333-210866).
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

10.29*
Form of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.20.1 to Amendment No. 1 to the Form S-1 filed with the Commission on March 22, 2016) (Registration No. 333-208596).

10.30*
SecureWorks Corp. Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2016) (Commission File No. 001-37748).

10.31*
Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 10, 2017) (Commission File No. 001-37748).

10.32*
Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 10, 2017) (Commission File No. 001-37748).

10.33*
Amended and Restated SecureWorks Corp. Incentive Bonus Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37748).

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

101 .INS††	XBRL Instance Document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain portions of this exhibit have been omitted pursuant to a confidential treatment order. Omitted information has been filed separately with the SEC.

EXHIBIT INDEX - Continued

Exhibit No.	Description
+	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Michael R. Cote
Michael R. Cote
President and Chief Executive Officer
(Duly Authorized Officer)
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael R. Cote	President, Chief Executive Officer and Director	March 28, 2018
Michael R. Cote	(Principal Executive Officer)

/s/ R. Wayne Jackson	Chief Financial Officer	March 28, 2018
R. Wayne Jackson	(Principal Financial Officer)

/s/ Teri Miller	Vice President, Chief Accounting Officer	March 28, 2018
Teri Miller	(Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 28, 2018
Michael S. Dell

/s/ Egon Durban	Director	March 28, 2018
Egon Durban

/s/ Pamela Daley	Director	March 28, 2018
Pamela Daley

/s/ Yagyensh C. Pati	Director	March 28, 2018
Yagyensh C. Pati

/s/ Mark J. Hawkins	Director	March 28, 2018
Mark J. Hawkins

/s/ William R. McDermott	Director	March 28, 2018
William R. McDermott

/s/ James M. Whitehurst	Director	March 28, 2018
James M. Whitehurst