Form 10-Q
period 2018-05-04
SecureWorks Corp
filed 2018-06-06
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2018
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
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 1, 2018, there were 81,703,960 shares of the registrant's common stock outstanding, consisting of 11,703,960 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	May 4, 2018	February 2, 2018*

ASSETS
Current assets:
Cash and cash equivalents	$77,302	$101,539
Accounts receivable, net of allowances of $8,589 and $8,246, respectively	146,823	157,764
Inventories, net	670	1,030
Other current assets	42,125	40,551
Total current assets	266,920	300,884
Property and equipment, net	32,549	33,457
Goodwill	416,487	416,487
Purchased intangible assets, net	227,250	234,184
Other non-current assets	75,979	72,069
Total assets	$1,019,185	$1,057,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,458	$23,266
Accrued and other	53,142	81,625
Short-term deferred revenue	146,700	137,697
Total current liabilities	219,300	242,588
Long-term deferred revenue	14,926	14,948
Other non-current liabilities	66,541	68,455
Total liabilities	300,767	325,991
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,704 and 11,085 issued and outstanding as of May 4, 2018 and February 2, 2018, respectively.	117	111
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding as of May 4, 2018 and February 2, 2018	700	700
Additional paid in capital	870,122	867,411
Accumulated deficit	(150,981)	(137,162)
Accumulated other comprehensive loss	(1,540)	30
Total stockholders' equity	718,418	731,090
Total liabilities and stockholders' equity	$1,019,185	$1,057,081
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 4, 2018	May 5, 2017*

Net revenue	$126,161	$113,678
Cost of revenue	60,530	53,613
Gross margin	65,631	60,065
Research and development	22,354	19,479
Sales and marketing	35,670	36,178
General and administrative	25,197	23,404
Total operating expenses	83,221	79,061
Operating loss	(17,590)	(18,996)
Interest and other, net	505	(649)
Loss before income taxes	(17,085)	(19,645)
Income tax benefit	(3,266)	(6,368)
Net loss	$(13,819)	$(13,277)

Net loss per common share (basic and diluted)	$(0.17)	$(0.17)
Weighted-average common shares outstanding (basic and diluted)	80,522	80,056

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	May 4, 2018	May 5, 2017*
Net loss	$(13,819)	$(13,277)
Foreign currency translation adjustments, net of tax	(1,570)	735
Comprehensive loss	$(15,389)	$(12,542)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	May 4, 2018	May 5, 2017*
Cash flows from operating activities:
Net loss	$(13,819)	$(13,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,287	10,261
Stock-based compensation expense	4,730	3,628
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(377)	649
Income tax benefit	(3,266)	(6,368)
Provision for doubtful accounts	1,492	889
Changes in assets and liabilities:
Accounts receivable	9,176	(10,494)
Due to / from parent	1,103	7,506
Inventories	360	475
Other assets	(2,350)	(1,124)
Accounts payable	(3,343)	1,027
Deferred revenue	8,668	8,155
Accrued and other liabilities	(31,065)	(20,982)
Net cash used in operating activities	(18,404)	(19,655)
Cash flows from investing activities:
Capital expenditures	(2,216)	(3,350)
Net cash used in investing activities	(2,216)	(3,350)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	(1,104)	(800)
Taxes paid on vested restricted shares	(2,013)	(1,224)
Payments on financed capital expenditures	(500)	—
Net cash (used in) provided by financing activities	(3,617)	(2,024)

Net (decrease) increase in cash and cash equivalents	(24,237)	(25,029)
Cash and cash equivalents at beginning of the period	101,539	116,595
Cash and cash equivalents at end of the period	$77,302	$91,566
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$731,090
Net loss	—	—	—	—	—	(13,819)	—	(13,819)
Other comprehensive loss	—	—	—	—	—	—	(1,570)	(1,570)
Vesting of restricted stock units	448	4	—	—	(4)	—	—	—
Grant of restricted stock awards	386	4	—	—	(4)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(215)	(2)	—	—	(2,011)	—	—	(2,013)
Stock-based compensation	—	—	—	—	4,730	—	—	4,730
Balances, May 4, 2018	11,704	$117	70,000	$700	$870,122	$(150,981)	$(1,540)	$718,418
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
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
On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell" or "Parent"). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. ("Dell Technologies"), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of May 4, 2018 represented approximately 85.7% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.
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
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The costs of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the charges for these services and related party transactions, see "Note 9—Related Party Transactions."
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 8—Income and Other Taxes" for more information.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair statement have been included. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended February 2, 2018 included in Part II, Item 8 of the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2018 (the "Annual Report").
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 1, 2019 and the fiscal year ended February 2, 2018 as fiscal 2019 and fiscal 2018, respectively. Both fiscal 2019 and fiscal 2018 have 52 weeks, and each quarter has 13 weeks.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Revision of Previously Issued Financial Statements
During the fiscal year ended February 2, 2018, the Company revised its balance sheet as of and for the period ended February 3, 2017 as a result of the correction of an error related to prepaid expenses for which the Company had been invoiced, but for which cash had not been remitted. This error resulted in an overstatement of other current assets and accounts payable balances in the Consolidated Statements of Financial Position and had a corresponding impact to the changes in the balances in the Consolidated Statements of Cash Flows, with no impact on the cash used in operating activities, for the period ended February 3, 2017. The error had no impact on the Consolidated Statements of Operations. Management has concluded that the impact of the misstatement was not material to the previously issued financial statements. Additional information concerning the effect of this revision on the previously issued consolidated financial statements is provided in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of the Annual Report.
Recently Adopted Accounting Pronouncements
Compensation - Stock Compensation—In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The Company adopted this guidance during the three months ended May 4, 2018 with no material impact on its condensed consolidated financial statements.
Statement of Cash Flows—In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The adoption of this standard had no impact on the Condensed Consolidated Statements of Cash Flows.
Revenue from Contracts with Customers—The Company adopted ASU 2014-09, "Revenue From Contracts With Customers" ("ASC 606") effective February 3, 2018 using the full retrospective method. The cumulative effect of the adoption was recognized as a decrease to accumulated deficit of $51.8 million on February 2, 2018 and impacted certain other prior period amounts. Certain amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with the new ASC 606 standard.
Summary of Significant Accounting Policies
Except for the accounting policies for revenue, deferred revenue, deferred commissions and deferred installation costs updated as a result of adopting ASC 606 (including Subtopic 340-40), there have been no significant changes to the Company's significant accounting policies as of and for the three months ended May 4, 2018, as compared to the significant accounting policies described in the Annual Report.
Revenue Recognition—Secureworks derives revenue primarily from two sources: (1) subscription revenue related to managed security and threat intelligence solutions; and (2) professional services, including security and risk consulting and incident response solutions.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subscription-based arrangements typically include security solutions, the associated hardware appliance, up-front installation fees and maintenance agreements, which are all typically recognized over the life of the related agreement. The Company has determined that hardware appliances and the related maintenance agreement included in the subscription-based solutions arrangements are incapable of being distinct within the context of the contract as they are required to access the Company's Counter Threat Platform. Moreover, any related installation fees are non-refundable and also incapable of being distinct within the context of the contract. Therefore, the Company has deemed these arrangements as a single performance obligation within the context of a typical subscription-based arrangement. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to clients. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.
Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized using an input method over the contract term.
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on, and concurrently with, specific revenue-producing transactions.
The Company recognizes revenue when all of the following criteria are met:

•
Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform and, (iii) collection of substantially all consideration to which the Company will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer's intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.

•
Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from the Company, and (ii) are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. When promised goods or services are incapable of being distinct, the Company accounts for them as a combined performance obligation. With regard to a typical contract for subscription-based solutions, the performance obligation represents a series of distinct services that will be accounted for as a single performance obligation. In a typical professional services contract, the Company has a separate performance obligation associated with each service. The Company is generally acting as a principal in each subscription-based and professional services arrangement and, thus, recognizes revenue on a gross basis.

•
Determination of the transaction price—The total transaction price is primarily fixed in nature as the consideration is tied to the specific services purchased by the customer, which constitutes a series for delivery of the solutions over the duration of the contract. For professional services contracts, variable consideration exists in the form of rescheduling penalties and expense reimbursements; no estimation is required at contract inception, since variable consideration is allocated to the applicable period.

•
Allocation of the transaction price to the performance obligations in the contract—The Company allocates the transaction price to each performance obligation based on the performance obligation's standalone selling price. Standalone selling price is determined by considering all information available to the Company, such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, the Company satisfies performance obligation—The Company recognizes revenue over time using a time-elapsed output method to measure progress (i.e., ratable recognition) for the subscription-based performance obligation over the contract term. For any upgraded installation services, which the Company has determined represent a performance obligation separate from its subscription-based arrangements, revenue is recognized over time using hours elapsed over the service term as an appropriate method to measure progress. For the performance obligation pertaining to professional services arrangements, the Company recognizes revenue over time using an input method based on time (hours or days) incurred to measure progress over the contract term.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As indicated above, the Company has one primary business activity, which is to provide clients with intelligence-driven information security solutions. The Company's chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, the Company is considered to be in a single reportable segment and operating unit structure.
The following table presents revenue by service type (in thousands):

	Three Months Ended May 4, 2018	Three Months Ended May 5, 2017
Managed Security Services revenue	$98,700	$88,909
Security and Risk Consulting revenue	27,461	24,769
Total revenue	$126,161	$113,678
Deferred Revenue (Contract Liabilities)—Deferred revenue represents amounts contractually billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized within one year is recorded as short-term deferred revenue and the remaining portion is recorded as long-term deferred revenue.
The Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing its solutions, not to receive financing from customers or to provide customers with financing. Examples of such terms include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.
Deferred Commissions and Deferred Fulfillment Costs—The Company accounts for both costs to obtain a contract for a customer, which are defined as costs that the Company would not have incurred if the contract had not been obtained, and contract costs by capitalizing and systematically amortizing the assets on a basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. These costs generate or enhance resources used in satisfying performance obligations that directly relate to contracts. Applying the practical expedient guidance, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the incremental costs of obtaining contracts that the Company otherwise would have recognized is one year or less.
The Company's customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company's sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes the deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be seven years) in sales and marketing expenses. These assets are classified as non-current, and included in other non-current assets in the Condensed Consolidated Statements of Financial Position. As of May 4, 2018 and February 2, 2018, the amount of deferred commissions included in other non-current assets was $57.8 million and $57.2 million, respectively.
Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company capitalizes and amortizes these fulfillment costs on a straight-line basis over the economic life of the services, or approximately four years, in cost of revenue. As of May 4, 2018 and February 2, 2018, the amount of deferred fulfillment costs included in other non-current assets was $10.6 million and $10.2 million, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASC 606 Adoption and Revision Impact to Previously Reported Results
The Company adjusted its condensed consolidated financial statements from amounts previously reported due to the retrospective adoption of ASC 606 and the revision discussed above.
Select unaudited condensed consolidated statements of financial position line items which reflect the adoption of ASC 606 are as follows (in thousands):

	February 2, 2018	Adjustments for Adoption of	February 2, 2018
	(as reported)	ASC 606	(as adjusted)
Current assets:
Other current assets	$42,163	$(1,612)	$40,551
Total current assets	302,496	(1,612)	300,884
Other non-current assets	4,677	67,392	72,069
Total assets	$991,301	$65,780	$1,057,081

Current liabilities:
Deferred revenue	$139,632	$(1,935)	$137,697
Total current liabilities	244,523	(1,935)	242,588
Other non-current liabilities	52,681	15,774	68,455
Total liabilities	312,152	13,839	325,991
Stockholders' equity:
Accumulated deficit	(188,936)	51,774	(137,162)
Accumulated other comprehensive loss	(137)	167	30
Total stockholders' equity	$679,149	$51,941	$731,090

Select unaudited condensed consolidated statements of operations line items which reflect the retrospective adoption of ASC 606 are as follows (in thousands):

	May 5, 2017	Adjustments for Adoption of	May 5, 2017
	(as reported)	ASC 606	(as adjusted)
Net revenue	$113,593	$85	$113,678
Cost of revenue	53,942	(329)	53,613
Gross margin	59,651	414	60,065
Total operating expenses	80,052	(991)	79,061
Operating loss	(20,401)	1,405	(18,996)
Income tax benefit	(6,814)	446	(6,368)
Net loss	$(14,236)	$959	$(13,277)

Net loss per common share (basic and diluted)	$(0.18)	$0.01	$(0.17)

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Select unaudited condensed consolidated statement of cash flows line items which reflect the retrospective adoption of ASC 606 and the impact of the revision discussed above are as follows (in thousands):

	Three Months Ended May 5, 2017	Adjustments for Adoption of	Adjustments for	Three Months Ended May 5, 2017
	(as reported)	ASC 606	Revision	(as adjusted)
Cash flows from operating activities:
Net loss	$(14,236)	$959	$—	$(13,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	602	47	—	649
Income tax benefit	(6,814)	446	—	(6,368)
Changes in assets and liabilities:
Other assets	(160)	(1,360)	396	(1,124)
Accounts payable	1,423	—	(396)	1,027
Deferred revenue	8,247	(92)	—	8,155
Net cash provided by (used in) operating activities	$(19,655)	$—	$—	$(19,655)
Recently Issued Accounting Pronouncements
Intangibles - Goodwill and Other—In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted, and will be applied on a prospective basis. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company for fiscal years beginning with the Company's 2021 fiscal year, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The update is effective for the Company for annual and interim periods beginning with the Company's 2020 fiscal year, and early adoption is permitted. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures, but expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-to-use assets upon adoption.

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
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2018	May 5, 2017*
Numerator:
Net loss	$(13,819)	$(13,277)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,522	80,056

Loss per common share:
Basic and Diluted	$(0.17)	$(0.17)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,531	5,050
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's subscription-based solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its professional service solutions, the contractual period is typically structured as a separate performance obligation and recognized over a duration of less than one year. The Company invoices its clients based on a variety of billing schedules. During the first quarter of fiscal 2019, on average, approximately half of the Company's recurring revenue was billed in advance. In addition, many of the Company's strategic risk consulting engagements are billed in advance of service commencement. Deferred revenue represents the aggregate amount of billing in advance of service delivery.
Changes to the Company's deferred revenue during the three months ended May 4, 2018 are as follows (in thousands):

	As of February 2, 2018*	Upfront payments received and billings during the three months ended May 4, 2018	Revenue recognized during the three months ended May 4, 2018	As of May 4, 2018
Deferred revenue	$152,645	$77,262	$(68,281)	$161,626
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation is comprised of two elements: (i) the value of remaining services to be provided through the contract term for client's whose services have been activated; and (ii) the value of services contracted with clients that have not yet been installed ("backlog"). Backlog is not recorded in revenue, deferred revenue or elsewhere in the condensed consolidated financial statements until the Company establishes a contractual right to invoice at which point it is recorded as revenue or deferred revenue as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. Additionally, the Company has elected to use the practical expedient to not disclose backlog related to the comparative period under ASC 606-10-65.
The Company expects that the amount of backlog relative to the total value of its contracts will change from year to year due to several factors, including the amount invoiced at the beginning of the contract term, the timing and duration of the Company's customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, any fluctuations in backlog are not always a reliable indicator of future revenues.
As of May 4, 2018 the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$243,247	$135,208	$72,997	$29,538	$5,504
Performance obligation - backlog	$47,899	$15,614	$15,614	$14,394	$2,277
Total	$291,146	$150,822	$88,611	$43,932	$7,781
Deferred Commissions and Fulfillment Costs
The Company capitalizes a significant portion of its commission expense and related fringe benefits earned by its sales personnel. Additionally, the Company capitalizes certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. These deferred costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate.
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended May 4, 2018 are as follows (in thousands):

	As of February 2, 2018	Amount capitalized	Amount recognized	As of May 4, 2018
Deferred commissions	$57,229	$3,996	$(3,463)	$57,762
Deferred fulfillment costs	10,163	1,672	(1,200)	10,635
The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three months ended May 4, 2018.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of May 4, 2018 and February 2, 2018.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or earlier if an indicator of impairment occurs. The Company completed its most recent annual impairment test by performing a qualitative assessment of goodwill at the reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, that the first and second steps of the quantitative goodwill impairment test were unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of May 4, 2018.
Intangible Assets
The Company's intangible assets as of May 4, 2018 and February 2, 2018 were as follows:

	May 4, 2018			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(66,581)	$122,937	$189,518	$(63,058)	$126,460
Technology	135,584	(61,389)	74,195	135,584	(57,978)	77,606
Finite-lived intangible assets	325,102	(127,970)	197,132	325,102	(121,036)	204,066
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(127,970)	$227,250	$355,220	$(121,036)	$234,184

Amortization expense related to finite-lived intangible assets was approximately $6.9 million for each of the three months ended May 4, 2018 and May 5, 2017. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended May 4, 2018 and May 5, 2017.
NOTE 5 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016. Effective as of March 28, 2017, the term of the facility was extended on the same terms for an additional one-year term ending on April 21, 2018. During the three months ended May 4, 2018, the facility was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues from the applicable London Interbank Offered Rate plus 1.60% to such rate plus 1.15%.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of May 4, 2018 or February 2, 2018.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of May 4, 2018, the Company does not believe that there were any such matters that, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
Concentrations—The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no client that represented 10% or more of its net revenue for the three months ended May 4, 2018 or May 5, 2017.
NOTE 7 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
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
In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three months ended May 4, 2018 and May 5, 2017, the Company granted $15.7 million and $10.8 million, respectively, of these awards. The Company recognized $1.5 million and $0.5 million of related compensation expense for the three months ended May 4, 2018 and May 5, 2017, respectively.
For the three months ended May 4, 2018 and May 5, 2017, the Company granted 1,602,953 and 621,164 restricted stock units, respectively, under the 2016 Plan. The Company granted 405,000 and 283,988 restricted stock awards during the three months ended May 4, 2018 and May 5, 2017, respectively, under the 2016 Plan. The annual restricted stock unit and restricted stock awards granted during fiscal 2019 and 2018 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — INCOME AND OTHER TAXES

The Company's effective income tax rate for the three months ended May 4, 2018 and May 5, 2017 was as follows:

	Three Months Ended
	May 4, 2018	May 5, 2017

Loss before income taxes	$(17,085)	$(19,645)
Income tax benefit	$(3,266)	$(6,368)
Effective tax rate	19.1%	32.4%
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
The change in the Company's effective income tax rate for the three months ended May 4, 2018 compared to the effective income tax rate for the three months ended May 5, 2017 was primarily driven by lower U.S. corporate income tax rate from 35% to 21% and the impact of the minimum tax on foreign earnings from the enactment of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform Act" or the "Act") The Company’s effective tax rate for the three months ended May 4, 2018 also includes the discrete impact of approximately $0.3 million relating to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.
The U.S. Tax Reform Act was enacted in December 2017. GAAP requires the effect of changes in tax laws to be recognized in the period that includes enactment date. Among other things, the U.S. Tax Reform Act decreases the U.S. corporate income tax, establishes a modified territorial system by requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the "Transition Tax") and requires a minimum tax on certain future earnings generated by foreign subsidiaries. Due to the complexities involved in accounting for the enactment of the Act, SEC Staff Accounting Bulletin No. 118 ("SAB 118") allows companies to record provisional amounts in earnings for the first year following the Act's enactment, with those provisional amounts required to be finalized by the end of that year.
In accordance with GAAP and SAB 118, the Company recognized a provisional tax benefit in the fourth quarter of fiscal 2018 of $27.0 million primarily attributable to the remeasurement of deferred tax assets and liabilities at the lower statutory rate. This tax benefit was net of an expense estimate of approximately $0.6 million for the impact of the Transition Tax. The provisional estimates were made based on the Company's initial analysis using available information and estimates. During the three months ended May 4, 2018, the Company recorded an adjustment to the provisional benefit recognized in fiscal 2018 of approximately $0.4 million due to a change in the remeasurement of a deferred tax liability. No other adjustments have been made to the provisional amounts recorded in the fourth quarter of fiscal 2018. The Company is continuing to gather additional information and refine its analysis to more precisely compute the amount of the Transition Tax and, as a result, the Company's accounting for this item is not yet complete. As the Company refines its provisional estimate calculation, further analyzes provisions of the Act and considers any subsequent guidance in accordance with SAB 118, these provisional estimates could be adjusted during the measurement period, which ends during the fourth quarter of fiscal 2019. As indicated above, the Company is included in the tax groupings of other Dell entities and recognized a tax benefit when its tax attributes are utilized by other members of the Dell consolidated group. Adjustments to these provisional estimates could have an impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the U.S. Tax Reform Act also could impact the Company's future financial results.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of May 4, 2018 and February 2, 2018, the Company had $4.5 million and $4.0 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 2, 2018. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of May 4, 2018 and February 2, 2018. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended May 4, 2018 would have been $17.2 million, $2.8 million and $14.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets as well as certain attributes from the U.S. Tax Reform Act that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of May 4, 2018 and February 2, 2018, the Company had $23.2 million and $21.4 million, respectively, of a net operating loss tax receivable from Dell. The Company had $0.9 million and $0.8 million of unrecognized tax benefits as of May 4, 2018 and February 2, 2018, respectively.
NOTE 9 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amounts of the charges under the shared services agreement with Dell were $1.1 million and $1.4 million for the three months ended May 4, 2018 and May 5, 2017, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.7 million for the three months ended May 4, 2018, and $0.6 million for the three months ended May 5, 2017.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from EMC and VMware totaled $0.3 million and $0.2 million for the three months ended May 4, 2018 and May 5, 2017, respectively. Approximately $3.0 million of the purchases from VMware prior to the three months ended May 4, 2018 were financed through Dell Financial Services, of which approximately $1.1 million of such purchases were included in intercompany liabilities as of May 4, 2018.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc., and Boomi, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $0.1 million and $16.0 thousand for the three months ended May 4, 2018 and May 5, 2017, respectively. Purchases by the Company from these subsidiaries totaled $28.0 thousand for the three months ended May 4, 2018. The Company did not make any purchases from these subsidiaries for the three months ended May 5, 2017.
The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell's wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital, L.P. totaled $19 thousand and $23 thousand for the three months ended May 4, 2018 and May 5, 2017, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company provides solutions to certain clients whose contractual relationship has historically been with Dell rather than Secureworks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, as described in "Note 1—Description of the Business and Basis of Presentation," many of such client contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $12.7 million for the three months ended May 4, 2018, and approximately $10.2 million for the three months ended May 5, 2017.
As the Company's client and on behalf of certain of its own clients, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $5.0 million for the three months ended May 4, 2018 and $5.9 million for the three months ended May 5, 2017.

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of May 4, 2018 and February 2, 2018. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell on a quarterly basis.

	May 4, 2018	February 2, 2018
	(in thousands)
Intercompany receivable	$—	$—
Intercompany payable	(19,808)	(19,580)
Net intercompany payable (in accrued and other)	$(19,808)	$(19,580)

Accounts receivable from clients under reseller agreements with Dell (included in accounts receivable, net)	$22,451	$25,229

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at May 4, 2018 and in "Other current assets" at February 2, 2018)	$23,211	$21,380
NOTE 10 — FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of May 4, 2018 and February 2, 2018 were as follows:

	May 4, 2018	February 2, 2018
	Level 1	Level 1
	(in thousands)
Cash equivalents - Money Market Funds	$34,125	$58,967
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 2, 2018 included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 28, 2018, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 1, 2019 and the fiscal year ended February 2, 2018 as fiscal 2019 and fiscal 2018, respectively. Fiscal 2019 and fiscal 2018 each have 52 weeks, and each quarter has 13 weeks. All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
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
Overview
We are a leading global cybersecurity company that protects organizations in the digitally connected world. We combine visibility from thousands of clients, machine learning and automation from our industry-leading SecureWorks Counter Threat PlatformTM, and actionable insights from our team of elite researchers and analysts to create a powerful network effect that provides increasingly strong protection for our clients. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.
Our mission is to unlock the value of our clients' security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of "point" products deployed by our clients to address specific security issues and provide supplemental solutions where gaps exist in our clients' defenses. We customize the right level of security for each client's unique situation, which evolves as the client's organization grows and changes.
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

Our intelligence-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security offerings, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our clients to detect and effectively remediate threats quickly. Threat intelligence, which is typically deployed as part of our managed security offerings, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact. In addition to these solutions, we also offer a variety of professional services, which include security and risk consulting and incident response. Through security and risk consulting, we advise clients on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive client preparation, rapid containment and thorough event analysis followed by effective remediation. We continuously evaluate potential investments and acquisitions of businesses, services and technologies that could complement our existing offerings. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our clients' evolving needs and help them secure themselves against cyber attacks.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Over all of the periods presented, approximately 78% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 22% was derived from professional services engagements. As we respond to the evolving needs of our clients, the relative mix of subscription-based solutions and professional services we provide our clients may fluctuate.
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
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	May 4, 2018	February 2, 2018	May 5, 2017
Client base	4,400	4,400	4,400
Average revenue per client (in thousands)	$97.6	$95.6	$87.9
Monthly recurring revenue (in millions)	$35.5	$35.3	$31.9
Revenue retention rate	100%	96%	99%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions as of a particular date. We believe that growing our existing client base and our ability to grow our average revenue per client represent significant future revenue opportunities for us. The increase in average revenue per client are primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our client composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue.
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

	Three Months Ended
	May 4, 2018	May 5, 2017*
	(in thousands)
GAAP revenue	$126,161	$113,678
Impact of purchase accounting	—	146
Non-GAAP revenue	$126,161	$113,824

GAAP gross margin	$65,631	$60,065
Amortization of intangibles	3,410	3,410
Impact of purchase accounting	—	156
Stock-based compensation expense	269	224
Non-GAAP gross margin	$69,310	$63,855

GAAP research and development expenses	$22,354	$19,479
Stock-based compensation expense	(1,031)	(814)
Non-GAAP research and development expenses	$21,323	$18,665

GAAP sales and marketing expenses	$35,670	$36,178
Stock-based compensation expense	(621)	(214)
Non-GAAP sales and marketing expenses	$35,049	$35,964

GAAP general and administrative expenses	$25,197	$23,404
Amortization of intangibles	(3,524)	(3,524)
Impact of purchase accounting	—	(256)
Stock-based compensation expense	(2,809)	(2,376)
Non-GAAP general and administrative expenses	$18,864	$17,248

GAAP operating loss	$(17,590)	$(18,996)
Amortization of intangibles	6,934	6,934
Impact of purchase accounting	—	412
Stock-based compensation expense	4,730	3,628
Non-GAAP operating loss	$(5,926)	$(8,022)

GAAP net loss	$(13,819)	$(13,277)
Amortization of intangibles	6,934	6,934
Impact of purchase accounting	—	412
Stock-based compensation expense	4,730	3,628
Aggregate adjustment for income taxes	(2,391)	(3,234)
Non-GAAP net loss	$(4,546)	$(5,537)

GAAP net loss per share	$(0.17)	$(0.17)
Amortization of intangibles	0.09	0.09
Impact of purchase accounting	—	0.01
Stock-based compensation expense	0.06	0.05
Aggregate adjustment for income taxes	(0.03)	(0.04)
Non-GAAP net loss per share *	$(0.06)	$(0.07)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(13,819)	$(13,277)
Interest and other, net	(505)	649
Income tax benefit	(3,266)	(6,368)
Depreciation and amortization	10,287	10,261
Stock-based compensation expense	4,730	3,628
Impact of purchase accounting	—	146
Adjusted EBITDA	$(2,573)	$(4,961)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Our Relationship with Dell and Dell Technologies
On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying condensed consolidated financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of May 4, 2018 represented approximately 85.7% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.
Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 9—Related Party Transactions" in our condensed consolidated financial statements included in this report.
During the periods presented in the condensed consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements—Note 8—Income and Other Taxes" in our condensed consolidated financial statements included in this report.
As a majority-owned subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of May 4, 2018, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 9—Related Party Transactions" in our condensed consolidated financial statements included in this report.

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
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of May 4, 2018, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to clients. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 78% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 22% is derived from professional services engagements. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 20% of our total net revenue in the first quarter of fiscal 2019 and 14% of our total net revenue in the first quarter of fiscal 2018. Although our international clients are located primarily in the United Kingdom, we provided managed security services to clients across 57 countries as of May 4, 2018.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.
A significant portion of the contract to provide managed security solutions with Bank of America, N.A., our largest client, is up for renewal at the end of the second quarter of fiscal 2019. We are currently in discussions with the client regarding the renewal of the agreement, but the contract may not be renewed.
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
Income Tax Expense (Benefit)
Our effective tax rate was a benefit of 19.1% and 32.4% for the three months ended May 4, 2018 and May 5, 2017, respectively. The change in the Company's effective income tax rate for the three months ended May 4, 2018 compared to the effective income tax rate for the three months ended May 5, 2017 was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 on the federal statutory rate and impact of certain discrete adjustments and non-deductible stock compensation expense in the current period.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see "Notes to Condensed Consolidated Financial Statements—Note 8—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations

The following tables summarize our key performance indicators for the three months ended May 4, 2018 and May 5, 2017.

	Three Months Ended
	May 4, 2018			May 5, 2017
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$126,161	100.0%	11.0%	$113,678	100.0%
Cost of revenue	$60,530	48.0%	12.9%	$53,613	47.2%
Total gross margin	$65,631	52.0%	9.3%	$60,065	52.8%
Operating expenses	$83,221	66.0%	5.3%	$79,061	69.5%
Operating loss	$(17,590)	(13.9)%	(7.4)%	$(18,996)	(16.7)%
Net loss	$(13,819)	(11.0)%	4.1%	$(13,277)	(11.7)%

Other Financial Information (1)
Non-GAAP net revenue	$126,161	100.0%	10.8%	$113,824	100.0%
Non-GAAP cost of revenue	$56,851	45.1%	13.8%	$49,969	43.9%
Non-GAAP gross margin	$69,310	54.9%	8.5%	$63,855	56.1%
Non-GAAP operating expenses	$75,236	59.6%	4.7%	$71,877	63.1%
Non-GAAP operating loss	$(5,926)	(4.7)%	(26.1)%	$(8,022)	(7.0)%
Non-GAAP net loss	$(4,546)	(3.6)%	(17.9)%	$(5,537)	(4.9)%
Adjusted EBITDA	$(2,573)	(2.0)%	(48.1)%	$(4,961)	(4.4)%
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

Three months ended May 4, 2018 compared to the three months ended May 5, 2017
Revenue
Net revenue, which we refer to as revenue, increased $12.5 million, or 11.0%, for the three months ended May 4, 2018. This revenue increase resulted primarily from revenue generated by subscription-based solutions, as revenue attributable to these solutions represented approximately 78% of net revenue for the three months ended May 4, 2018. The number of clients subscribing to such solutions grew approximately 0.4% over May 5, 2017, while existing clients continued to increase their contracted subscriptions for our solutions. Average revenue per client increased 11% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $5.0 million and $5.9 million for the three months ended May 4, 2018 and May 5, 2017, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 9—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended May 4, 2018, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $25.8 million, or 56.8%, from the three months ended May 5, 2017. Currently, our international clients are primarily located in Europe, Asia/Pacific and Canada. We are focused on continuing to grow our international client base in future periods.
Gross Margin
Our total gross margin increased $5.6 million, or 9.3%, for the three months ended May 4, 2018. As a percentage of revenue, our gross margin decreased 80 basis points to 52.0% for the three months ended May 4, 2018. Gross margin on a GAAP basis includes amortization of intangible assets, stock compensation expense and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $5.5 million, or 8.5%, for the three months ended May 4, 2018 to $69.3 million, or 54.9% as a percentage of revenue, a decrease of 120 basis points compared to the three months ended May 5, 2017. The decrease in gross margin on both a GAAP and non-GAAP basis during the three months ended May 4, 2018 was primarily attributable to pressure from the consulting business, including higher consulting costs compared to the prior year.

Operating Expenses

The following table presents information regarding our operating expenses during the three months ended May 4, 2018 and May 5, 2017.

	Three Months Ended
	May 4, 2018			May 5, 2017*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$22,354	17.7%	14.8%	$19,479	17.1%
Sales and marketing	35,670	28.3%	(1.4)%	36,178	31.8%
General and administrative	25,197	20.0%	7.7%	23,404	20.6%
Total operating expenses	$83,221	66.0%	5.3%	$79,061	69.5%

Other Financial Information
Non-GAAP research and development	$21,323	16.9%	14.2%	$18,665	16.4%
Non-GAAP sales and marketing	35,049	27.8%	(2.5)%	35,964	31.6%
Non-GAAP general and administrative	18,864	15.0%	9.4%	17,248	15.2%
Non-GAAP operating expenses (1)	$75,236	59.6%	4.7%	$71,877	63.1%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Research and Development Expenses. R&D expenses increased $2.9 million, or 14.8%, for the three months ended May 4, 2018. As a percentage of revenue, R&D expenses increased 60 basis points to 17.7% for the three months ended May 4, 2018. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 50 basis points to 16.9% for the three months ended May 4, 2018. The increases were primarily attributable to compensation and benefit costs for additional engineers and the use of outside resources associated with strategic initiatives related to the development of a new application framework.
Sales and Marketing Expenses. S&M expenses decreased $0.5 million, or 1.4%, for the three months ended May 4, 2018. As a percentage of revenue, S&M expenses decreased 350 basis points to 28.3% for the three months ended May 4, 2018. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 380 basis points to 27.8% for the three months ended May 4, 2018. The decrease in expenses were primarily attributable to lower non-quota carrying headcount, lower commission expense, and greater leverage on the overall cost base as revenue increased.
General and Administrative Expenses. G&A expenses increased $1.8 million, or 7.7%, for the three months ended May 4, 2018. As a percentage of revenue, G&A expenses decreased 60 basis points to 20.0% for the three months ended May 4, 2018. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 20 basis points to 15.0% for the three months ended May 4, 2018. The increase in expenses resulted from an overall increase in our allowance for doubtful accounts, as well as increases in our long-term incentive and stock compensation expense.
Operating Loss
Our GAAP operating loss decreased to $17.6 million for the three months ended May 4, 2018 from $19.0 million for the three months ended May 5, 2017. As a percentage of revenue, our operating loss decreased to 13.9% for the three months ended May 4, 2018. The decrease in our GAAP operating loss on a dollar basis was primarily attributable to increased gross margin, which was partially offset by research and development investments in our business together with higher general and administrative expenses relating to bad debt and costs of long-term compensation programs combined with lower sales and marketing expenses. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue decreased to 4.7% for the three months ended May 4, 2018. The decrease in our non-GAAP net operating loss as a percentage of revenue during the three months ended May 4, 2018 was primarily attributable to improved operating leverage as we grow, which was partially offset by research and development investments in our business, including the addition of personnel.

Interest and Other, Net
Our interest and other was $0.5 million of income for the three months ended May 4, 2018 compared with $(0.6) million of expense for the three months ended May 5, 2017. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $3.2 million, or 19.1%, of our pre-tax loss in the first quarter of fiscal 2019, compared with $6.4 million, or 32.4%, of our pre-tax loss in first quarter of fiscal 2018. The decrease in the effective tax rate is primarily attributable to the decrease in the federal statutory rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017 and the impact of certain discrete adjustments and non-deductible stock-based compensation expense in the period.
Net Loss
Our net loss of $13.8 million increased $0.5 million, or 4.1%, for the three months ended May 4, 2018. Net loss on a non-GAAP basis was $4.5 million, which represented a decrease of $1.0 million, or (17.9)%, from the three months ended May 5, 2017. The changes in net loss were attributable to our improved operating loss results offset in part by the lower income tax benefit recognized in the period.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
We believe that our cash and cash equivalents together with our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are as follows:

	May 4, 2018	February 2, 2018
	(in thousands)

Cash and cash equivalents	$77,302	$101,539
Accounts receivable, net	$146,823	$157,764

As of May 4, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $77.3 million and accounts receivable of $146.8 million. Our cash and cash equivalents balance as of May 4, 2018 included $34.1 million of net proceeds from our IPO.
We invoice our clients based on a variety of billing schedules. During the first quarter of fiscal 2019, on average, 55% of our recurring revenue was billed in advance and approximately 45% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The decrease in accounts receivable as of May 4, 2018, reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain and continue to take actions to reduce our exposure to credit losses. As of May 4, 2018 and February 2, 2018, the allowance for doubtful accounts was $8.6 million and $8.2 million, respectively. The increase in the allowance for doubtful accounts was due to the impact of a small number of larger accounts with longer-aged receivables. Based on our assessment, we believe we are adequately reserved for credit risk.

Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. During the three months ended May 4, 2018, the facility was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues from the applicable London Interbank Offered Rate plus 1.60% to such rate plus 1.15%. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of as of May 4, 2018 or February 2, 2018.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For additional information about the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.
Cash Flows
The following table presents information concerning our cash flows during the three months ended May 4, 2018 and May 5, 2017.

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in thousands)
Net change in cash from:
Operating activities	$(18,404)	$(19,655)
Investing activities	(2,216)	(3,350)
Financing activities	(3,617)	(2,024)
Change in cash and cash equivalents	$(24,237)	$(25,029)

Operating Activities — Cash used in operating activities totaled $18.4 million and $19.7 million for the three months ended May 4, 2018 and May 5, 2017, respectively. The decrease in our operating cash flows was primarily driven by increased benefit costs, higher stock-based compensation expense and our net transactions with Dell. These decreases were significantly offset by the decrease in our net accounts receivable balance.
We began fiscal 2019 with a net payable to Dell of $19.6 million. On a continuing basis, we incur liabilities to Dell for charges under our commercial agreements with Dell and for costs Dell continues to pay directly on our behalf, such as the cost of employee benefits for our employees provided under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell. As of May 4, 2018, the amount due to Dell had increased to approximately $19.8 million. During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. We expect that over time our transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $2.2 million and $3.4 million for the three months ended May 4, 2018 and May 5, 2017, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure.
Financing Activities — Cash flows used in financing activities totaled $3.6 million and $2.0 million for the three months ended May 4, 2018 and May 5, 2017, respectively. The usage in the three months ended May 4, 2018 reflected employee tax withholding payments of $2.0 million on restricted stock awards paid by us and payments of long-term financing arrangements of $1.6 million, including an intercompany obligation with a Dell subsidiary of $1.1 million. The usage in the three months ended May 5, 2017 reflected employee tax withholding payments of $1.2 million on restricted stock awards paid by us and payment of an intercompany obligation of $0.8 million.
Off-Balance Sheet Arrangements
As of May 4, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new revenue recognition accounting guidance set forth in ASC 606. Management assessed the critical accounting policies as disclosed in our 2018 Form 10-K and determined that, other than the change in accounting for revenue recognition, there were no changes to our critical accounting policies or our estimates associated with those policies during the three months ended May 4, 2018.
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
Item 4. Controls and Procedures
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, as defined below under SEC rules, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange of 1934, or Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2018. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 4, 2018.

Changes in Internal Control over Financial Reporting
Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 filed with the SEC on March 28, 2018. The risks described in that Annual Report are not the only risks facing us. In addition to the risk discussed below, there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock may adversely affect the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. The limited ability of holders of our Class A common stock to influence matters requiring stockholder approval may adversely affect the market price of our Class A common stock.
In addition, in 2017, FTSE Russell, S&P Dow Jones and MSCI announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices to exclude companies with multiple classes of common stock or certain voting structures from being added to, or in some cases remaining part of, such indices. FTSE Russell announced plans to require new and, beginning in September 2022, existing constituents of its indices such as us to have at least 5% of their voting rights in the hands of public stockholders. S&P Dow Jones announced that companies with multiple share classes, such as ours, will not be eligible for inclusion as new constituents in the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. MSCI also opened public consultations on their treatment of no-vote and multi-class structures and has temporarily barred new multi-class constituents from its ACWI Investable Market Index and U.S. Investable Market 2500 Index. Other stock indices might take a similar approach in the future. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not invest in our stock. These policies are new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of May 4, 2018, we have expended approximately $65.5 million of the net proceeds of our IPO for general corporate purposes and have invested approximately $34.1 million of such proceeds in money market funds pending their use in our business.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1	Amended and Restated Revolving Credit Agreement, dated as of March 27, 2018, between SecureWorks, Inc. and Dell USA L.P. Filed herewith.
10.2+	Non-Employee Director Compensation Policy, adopted March 2, 2018 and effective June 21, 2018. Filed herewith.
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

+ Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: June 6, 2018