Form 10-Q
period 2018-08-03
SecureWorks Corp
filed 2018-09-05
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2018
or
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
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 31, 2018, there were 81,796,515 shares of the registrant's common stock outstanding, consisting of 11,796,515 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	August 3, 2018	February 2, 2018*

ASSETS
Current assets:
Cash and cash equivalents	$103,316	$101,539
Accounts receivable, net of allowances of $7,388 and $8,246, respectively	133,344	157,764
Inventories, net	623	1,030
Other current assets	40,814	40,551
Total current assets	278,097	300,884
Property and equipment, net	32,611	33,457
Goodwill	416,487	416,487
Purchased intangible assets, net	220,316	234,184
Other non-current assets	79,638	72,069
Total assets	$1,027,149	$1,057,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,417	$23,266
Accrued and other	65,321	81,625
Short-term deferred revenue	151,828	137,697
Total current liabilities	238,566	242,588
Long-term deferred revenue	13,435	14,948
Other non-current liabilities	62,878	68,455
Total liabilities	314,879	325,991
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,797 and 11,085 issued and outstanding as of August 3, 2018 and February 2, 2018, respectively.	118	111
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding as of August 3, 2018 and February 2, 2018	700	700
Additional paid in capital	874,907	867,411
Accumulated deficit	(160,750)	(137,162)
Accumulated other comprehensive (loss) income	(2,705)	30
Total stockholders' equity	712,270	731,090
Total liabilities and stockholders' equity	$1,027,149	$1,057,081
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017*	August 3, 2018	August 4, 2017*

Net revenue	$128,778	$116,240	$254,939	$229,918
Cost of revenue	62,548	55,907	123,078	109,520
Gross margin	66,230	60,333	131,861	120,398
Research and development	22,453	19,693	44,807	39,172
Sales and marketing	35,521	35,433	71,191	71,611
General and administrative	22,419	21,138	47,616	44,542
Total operating expenses	80,393	76,264	163,614	155,325
Operating loss	(14,163)	(15,931)	(31,753)	(34,927)
Interest and other, net	1,003	(420)	1,508	(1,069)
Loss before income taxes	(13,160)	(16,351)	(30,245)	(35,996)
Income tax benefit	(3,391)	(6,080)	(6,657)	(12,448)
Net loss	$(9,769)	$(10,271)	$(23,588)	$(23,548)

Net loss per common share (basic and diluted)	$(0.12)	$(0.13)	$(0.29)	$(0.29)
Weighted-average common shares outstanding (basic and diluted)	80,839	80,353	80,680	80,205

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017*	August 3, 2018	August 4, 2017*
Net loss	$(9,769)	$(10,271)	$(23,588)	$(23,548)
Foreign currency translation adjustments, net of tax	(1,165)	784	(2,735)	1,519
Comprehensive loss	$(10,934)	$(9,487)	$(26,323)	$(22,029)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	August 3, 2018	August 4, 2017*
Cash flows from operating activities:
Net loss	$(23,588)	$(23,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,512	20,666
Stock-based compensation expense	9,642	7,158
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,275)	1,449
Income tax benefit	(6,657)	(12,448)
Provision for doubtful accounts	1,571	2,591
Changes in assets and liabilities:
Accounts receivable	22,542	(12,491)
Due to / from parent	(1,334)	7,653
Inventories	407	778
Other assets	(5,162)	(4,014)
Accounts payable	(1,392)	428
Deferred revenue	12,240	13,617
Accrued and other liabilities	(16,620)	(10,254)
Net cash provided by (used in) operating activities	10,886	(8,415)
Cash flows from investing activities:
Capital expenditures	(5,366)	(8,376)
Net cash provided by (used in) investing activities	(5,366)	(8,376)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	(1,104)	(800)
Taxes paid on vested restricted shares	(2,139)	(1,224)
Other financing activities	(500)	—
Net cash provided by (used in) financing activities	(3,743)	(2,024)

Net increase (decrease) in cash and cash equivalents	1,777	(18,815)
Cash and cash equivalents at beginning of the period	101,539	116,595
Cash and cash equivalents at end of the period	$103,316	$97,780
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$731,090
Net loss	—	—	—	—	—	(23,588)	—	(23,588)
Other comprehensive loss	—	—	—	—	—	—	(2,735)	(2,735)
Vesting of restricted stock units	545	5	—	—	(5)	—	—	—
Grant of restricted stock awards	386	4	—	—	(4)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(219)	(2)	—	—	(2,137)	—	—	(2,139)
Stock-based compensation	—	—	—	—	9,642	—	—	9,642
Balances, August 3, 2018	11,797	$118	70,000	$700	$874,907	$(160,750)	$(2,705)	$712,270
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
On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell" or "Parent"). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. ("Dell Technologies"), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of August 3, 2018 represented approximately 85.6% of the Company's total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of the Company's outstanding common stock.
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
Summary of Significant Accounting Policies
Except for the accounting policies for revenue, deferred revenue, deferred commissions and deferred installation costs updated as a result of adopting ASC 606 (including Subtopic 340-40), there have been no significant changes to the Company's significant accounting policies as of and for the three and six months ended August 3, 2018, as compared to the significant accounting policies described in the Annual Report.
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
The Company recognizes revenue when all of the following criteria are met:

•
Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform and, (iii) payment terms can be identified and collection of substantially all consideration to which the Company will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer's intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.

•
Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from the Company, and (ii) distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. When promised goods or services are incapable of being distinct, the Company accounts for them as a combined performance obligation. With regard to a typical contract for subscription-based solutions, the performance obligation represents a series of distinct services that will be accounted for as a single performance obligation. In a typical professional services contract, the Company has a separate performance obligation associated with each service. The Company is generally acting as a principal in each subscription-based and professional services arrangement and, thus, recognizes revenue on a gross basis.

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
The following table presents revenue by service type (in thousands):

	Three Months Ended August 3, 2018	Three Months Ended August 4, 2017	Six Months Ended August 3, 2018	Six Months Ended August 4, 2017
Managed Security Services revenue	$98,435	$91,511	$197,135	$180,420
Security and Risk Consulting revenue	30,343	24,729	57,804	49,498
Total revenue	$128,778	$116,240	$254,939	$229,918
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
The Company's customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company's sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes the deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be seven years) in sales and marketing expenses. These assets are classified as non-current, and included in other non-current assets in the Condensed Consolidated Statements of Financial Position. As of August 3, 2018 and February 2, 2018, the amount of deferred commissions included in other non-current assets was $59.6 million and $57.2 million, respectively.
Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company capitalizes and amortizes these fulfillment costs on a straight-line basis over the economic life of the services, or approximately four years, in cost of revenue. As of August 3, 2018 and February 2, 2018, the amount of deferred fulfillment costs included in other non-current assets was $11.0 million and $10.2 million, respectively.

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
Select unaudited condensed consolidated statements of financial position line items which reflect the adoption of ASC 606 are as follows (in thousands):

	February 2, 2018	Adjustments for Adoption of	February 2, 2018
	(as reported)	ASC 606	(as adjusted)
Current assets:
Other current assets	$42,163	$(1,612)	$40,551
Total current assets	302,496	(1,612)	300,884
Other non-current assets	4,677	67,392	72,069
Total assets	$991,301	$65,780	$1,057,081

Current liabilities:
Deferred revenue	$139,632	$(1,935)	$137,697
Total current liabilities	244,523	(1,935)	242,588
Other non-current liabilities	52,681	15,774	68,455
Total liabilities	312,152	13,839	325,991
Stockholders' equity:
Accumulated deficit	(188,936)	51,774	(137,162)
Accumulated other comprehensive (loss) income	(137)	167	30
Total stockholders' equity	$679,149	$51,941	$731,090

Select unaudited condensed consolidated statements of operations line items which reflect the retrospective adoption of ASC 606 are as follows (in thousands):

	Three Months Ended August 4, 2017	Adjustments for Adoption of	Three Months Ended August 4, 2017
	(as reported)	ASC 606	(as adjusted)
Net revenue	$116,123	$117	$116,240
Cost of revenue	56,325	(418)	55,907
Gross margin	59,798	535	60,333
Total operating expenses	78,451	(2,187)	76,264
Operating loss	(18,653)	2,722	(15,931)
Interest and other, net	(425)	5	(420)
Income tax benefit	(6,960)	880	(6,080)
Net loss	$(12,118)	$1,847	$(10,271)

Net loss per common share (basic and diluted)	$(0.15)	$0.02	$(0.13)

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended August 4, 2017	Adjustments for Adoption of	Six Months Ended August 4, 2017
	(as reported)	ASC 606	(as adjusted)
Net revenue	$229,716	$202	$229,918
Cost of revenue	110,267	(747)	109,520
Gross margin	119,449	949	120,398
Total operating expenses	158,503	(3,178)	155,325
Operating loss	(39,054)	4,127	(34,927)
Interest and other, net	(1,074)	5	(1,069)
Income tax benefit	(13,774)	1,326	(12,448)
Net loss	$(26,354)	$2,806	$(23,548)

Net loss per common share (basic and diluted)	$(0.33)	$0.04	$(0.29)
Select unaudited condensed consolidated statement of cash flows line items which reflect the retrospective adoption of ASC 606 and the impact of the revision discussed above are as follows (in thousands):

	Six Months Ended August 4, 2017	Adjustments for Adoption	Adjustments for	Six Months Ended August 4, 2017
	(as reported)	of ASC 606	Revision	(as adjusted)
Cash flows from operating activities:
Net loss	$(26,354)	$2,806	$—	$(23,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,456	(7)	—	1,449
Income tax benefit	(15,098)	2,650	—	(12,448)
Changes in assets and liabilities:
Other assets	606	(3,923)	(697)	(4,014)
Accounts payable	(269)	—	697	428
Deferred revenue	13,819	(202)	—	13,617
Accrued and other liabilities	(8,930)	(1,324)	—	(10,254)
Net cash provided by (used in) operating activities	$(8,415)	$—	$—	$(8,415)
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
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017*	August 3, 2018	August 4, 2017*
Numerator:
Net loss	$(9,769)	$(10,271)	$(23,588)	$(23,548)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,839	80,353	80,680	80,205

Loss per common share:
Basic and Diluted	$(0.12)	$(0.13)	$(0.29)	$(0.29)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,285	4,750	5,390	4,900
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's subscription-based solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its professional service solutions, the contractual period is typically structured as a separate performance obligation and recognized over a duration of less than one year. The Company invoices its clients based on a variety of billing schedules. During the six months ended August 3, 2018, on average, approximately half of the Company's recurring revenue was billed in advance. In addition, many of the Company's strategic risk consulting engagements are billed in advance of service commencement. Deferred revenue represents the aggregate amount of billing in advance of service delivery.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes to the Company's deferred revenue during the six months ended August 3, 2018 are as follows (in thousands):

	As of February 2, 2018*	Upfront payments received and billings during the six months ended August 3, 2018	Revenue recognized during the six months ended August 3, 2018	As of August 3, 2018
Deferred revenue	$152,645	$133,910	$(121,292)	$165,263
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation is comprised of two elements: (i) the value of remaining services to be provided through the contract term for client's whose services have been activated ("active"); and (ii) the value of services contracted with clients that have not yet been installed ("backlog"). Backlog is not recorded in revenue, deferred revenue or elsewhere in the condensed consolidated financial statements until the Company establishes a contractual right to invoice at which point it is recorded as revenue or deferred revenue as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. Additionally, the Company has elected to use the practical expedient to not disclose backlog related to the comparative period under ASC 606-10-65.
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
As of August 3, 2018 the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$236,239	$131,456	$71,910	$28,211	$4,662
Performance obligation - backlog	$41,381	$13,920	$13,920	$12,277	$1,264
Total	$277,620	$145,376	$85,830	$40,488	$5,926
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended August 3, 2018 are as follows (in thousands):

	As of February 2, 2018	Amount capitalized	Amount recognized	As of August 3, 2018
Deferred commissions	$57,229	$9,479	$(7,089)	$59,619
Deferred fulfillment costs	10,163	3,281	(2,460)	10,984
The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and six months ended August 3, 2018.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of August 3, 2018 and February 2, 2018.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or earlier if an indicator of impairment occurs. The Company completed its most recent annual impairment test by performing a qualitative assessment of goodwill at the reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, that the first and second steps of the quantitative goodwill impairment test were unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment as of August 3, 2018.
Intangible Assets
The Company's intangible assets as of August 3, 2018 and February 2, 2018 were as follows:

	August 3, 2018			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(70,105)	$119,413	$189,518	$(63,058)	$126,460
Technology	135,584	(64,799)	70,785	135,584	(57,978)	77,606
Finite-lived intangible assets	325,102	(134,904)	190,198	325,102	(121,036)	204,066
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(134,904)	$220,316	$355,220	$(121,036)	$234,184

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $13.9 million for each of the three and six months ended August 3, 2018 and August 4, 2017, respectively. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended August 3, 2018 and August 4, 2017.
NOTE 5 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was extended on the same terms for an additional one-year term ending on April 21, 2018. During the three months ended May 4, 2018, the facility was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.15%.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of August 3, 2018 or February 2, 2018.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of August 3, 2018, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
Concentrations—The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no client that represented 10% or more of its net revenue for the three and six months ended August 3, 2018 or August 4, 2017.
NOTE 7 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") effective April 18, 2016. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. During the three months ended August 3, 2018, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 4,000,000 shares, which are now available for grants under the 2016 Plan.
In March 2017, the Company began granting long-term performance cash awards to certain employees under the 2016 Plan. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. The Company made no grants of such cash awards for the three months ended August 3, 2018 and granted $15.7 million of such cash awards for the six months ended August 3, 2018. The Company granted $0.8 million and $11.6 million of such cash awards for the three and six months ended August 4, 2017, respectively. The Company recognized compensation expense of $2.0 million and $3.5 million for the three and six months ended August 3, 2018, respectively, and compensation expense of $0.6 million and $1.1 million for the three and six months ended August 4, 2017, respectively, related to the long-term performance cash awards under the plan.

Table of Contents
SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the 2016 Plan, the Company granted 115,455 and 1,718,408 restricted stock units, for three and six months ended August 3, 2018 respectively, and 132,574 and 753,738 restricted stock units for the three and six months ended August 4, 2017, respectively. The Company granted no restricted stock awards during the three months ended August 3, 2018 and August 4, 2017, and 405,000 and 283,988 restricted stock awards during the six months ended August 3, 2018 and August 4, 2017, respectively. The annual restricted stock unit and restricted stock awards granted during fiscal 2019 and 2018 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
NOTE 8 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three and six months ended August 3, 2018 and August 4, 2017 was as follows:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017

Loss before income taxes	$(13,160)	$(16,351)	$(30,245)	$(35,996)
Income tax benefit	$(3,391)	$(6,080)	$(6,657)	$(12,448)
Effective tax rate	25.8%	37.2%	22.0%	34.6%
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
The change in the Company's effective income tax rate for the three and six months ended August 3, 2018 compared to the effective income tax rate for the three and six months ended August 4, 2017 was primarily driven by lower U.S. corporate income tax rate from 35% to 21% and the impact of the minimum tax on foreign earnings from the enactment of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform Act" or the "Act") The Company’s effective tax rate for the six months ended August 3, 2018 also includes the discrete impact of approximately $0.3 million relating to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.
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
In accordance with GAAP and SAB 118, the Company recognized a provisional tax benefit in the fourth quarter of fiscal 2018 of $27.0 million primarily attributable to the remeasurement of deferred tax assets and liabilities at the lower statutory rate. This tax benefit was net of an expense estimate of approximately $0.6 million for the impact of the Transition Tax. The provisional estimates were made based on the Company's initial analysis using available information and estimates. During the six months ended August 3, 2018, the Company recorded an adjustment to the provisional benefit recognized in fiscal 2018 of approximately $0.4 million due to a change in the remeasurement of a deferred tax liability. No other adjustments have been made to the provisional amounts recorded in the fourth quarter of fiscal 2018. The Company is continuing to gather additional information and refine its analysis to more precisely compute the amount of the Transition Tax and, as a result, the Company's accounting for this item is not yet complete. As the Company refines its provisional estimate calculation, further analyzes provisions of the Act and considers any subsequent guidance in accordance with SAB 118, these provisional estimates could be adjusted during the measurement period, which ends during the fourth quarter of fiscal 2019. As indicated above, the Company is included in the tax groupings of other Dell entities and recognized a tax benefit when its tax attributes are utilized by other members of the Dell consolidated group. Adjustments to these provisional estimates could have an impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the U.S. Tax Reform Act also could impact the Company's future financial results.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of August 3, 2018 and February 2, 2018, the Company had $4.2 million and $4.0 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 2, 2018. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of August 3, 2018 and February 2, 2018. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended August 3, 2018 would have been $30.2 million, $2.8 million and $27.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets as well as certain attributes from the U.S. Tax Reform Act that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of August 3, 2018 and February 2, 2018, the Company had $23.9 million and $21.4 million, respectively, of a net operating loss tax receivable from Dell. The Company had $1.0 million and $0.8 million of unrecognized tax benefits as of August 3, 2018 and February 2, 2018, respectively.
NOTE 9 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amounts of the charges under the shared services agreement with Dell were $0.9 million and $2.0 million for the three and six months ended August 3, 2018, respectively, and $1.2 million and $2.5 million for the three and six months ended August 4, 2017, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.6 million and $1.4 million for the three and six months ended August 3, 2018, respectively, and $0.8 million and $1.5 million for the three and six months ended August 4, 2017, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from EMC and VMware totaled $0.2 million and $0.5 million for the three and six months ended August 3, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended August 4, 2017, respectively. Approximately $3.0 million of the purchases from VMware prior to the three months ended August 3, 2018 were financed through Dell Financial Services, of which approximately $1.1 million of such purchases were included in intercompany liabilities as of August 3, 2018.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC, and Pivotal Software, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $0.1 million and $0.2 million for the three and six months ended August 3, 2018, respectively, and $0.1 million and $0.1 million for the three and six months ended August 4, 2017, respectively. Purchases by the Company from these subsidiaries totaled $0.5 million for the three and six months ended August 3, 2018. The Company had purchases from these subsidiaries of $34.0 thousand for the three and six months ended August 4, 2017.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognized revenue related to solutions provided to principal stockholders of Dell Technologies consisting of Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc., the Susan Lieberman Dell Separate Property Trust (a separate property trust for the benefit of Mr. Dell's wife) and MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family). The revenues recognized by the Company from solutions provided to Mr. Dell, the Susan Lieberman Dell Separate Property Trust and MSD Capital, L.P. totaled $19 thousand and $38 thousand for the three and six months ended August 3, 2018, respectively, and $23 thousand and $46 thousand for the three and six months ended and August 4, 2017, respectively.
The Company provides solutions to certain clients whose contractual relationship has historically been with Dell rather than Secureworks, although the Company is the primary obligor and carries credit and inventory risk in these arrangements. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, as described in "Note 1—Description of the Business and Basis of Presentation," many of such client contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $16.4 million and $29.1 million for the three and six months ended August 3, 2018, respectively, and approximately $10.2 million and $20.4 million for the three and six months ended August 4, 2017, respectively.
As the Company's client and on behalf of certain of its own clients, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $5.1 million and $10.1 million for the three and six months ended August 3, 2018, respectively, and $6.7 million and $12.6 million for the three and six months ended August 4, 2017, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of August 3, 2018 and February 2, 2018. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell on a quarterly basis.

	August 3, 2018	February 2, 2018
	(in thousands)
Intercompany receivable	$—	$—
Intercompany payable	(17,467)	(19,580)
Net intercompany payable (in accrued and other)	$(17,467)	$(19,580)

Accounts receivable from clients under reseller agreements with Dell (included in accounts receivable, net)	$23,697	$25,229

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at August 3, 2018 and in "Other current assets" at February 2, 2018)	$23,895	$21,380

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of August 3, 2018 and February 2, 2018 were as follows:

	August 3, 2018	February 2, 2018
	Level 1	Level 1
	(in thousands)
Cash equivalents - Money Market Funds	$34,275	$58,967
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 77% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 23% is derived from professional services engagements. As we respond to the evolving needs of our clients, the relative mix of subscription-based solutions and professional services we provide our clients may fluctuate.
Key Operating Metrics
In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions being provided to all sizes of clients. We have achieved much of this growth by providing solutions to large enterprise clients, which generate substantially more average revenue than our small and medium-sized business, or SMB, clients and by continually expanding the volume and breadth of the security solutions that we provide to all clients. This has resulted in steady growth in our average revenue per client. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	August 3, 2018	August 4, 2017
Client base	4,300	4,400
Average revenue per client (in thousands)	$100.4	$89.2
Monthly recurring revenue (in millions)	$36.2	$32.3
Revenue retention rate	98%	96%
Client Base. We define our client base as the number of clients who subscribe to our managed security solutions as of a particular date. We believe that our ability to grow our average revenue per client represents significant future revenue opportunities for us. The increase in average revenue per client is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our client composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue.
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

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017*	August 3, 2018	August 4, 2017*
	(in thousands)
GAAP revenue	$128,778	$116,240	$254,939	$229,918
Impact of purchase accounting	—	146	—	292
Non-GAAP revenue	$128,778	$116,386	$254,939	$230,210

GAAP gross margin	$66,230	$60,333	$131,861	$120,398
Amortization of intangibles	3,411	3,411	6,821	6,821
Impact of purchase accounting	—	156	—	312
Stock-based compensation expense	275	217	544	441
Non-GAAP gross margin	$69,916	$64,117	$139,226	$127,972

GAAP research and development expenses	$22,453	$19,693	$44,807	$39,172
Stock-based compensation expense	(1,006)	(759)	(2,037)	(1,573)
Non-GAAP research and development expenses	$21,447	$18,934	$42,770	$37,599

GAAP sales and marketing expenses	$35,521	$35,433	$71,191	$71,611
Stock-based compensation expense	(720)	(411)	(1,341)	(625)
Non-GAAP sales and marketing expenses	$34,801	$35,022	$69,850	$70,986

GAAP general and administrative expenses	$22,419	$21,138	$47,616	$44,542
Amortization of intangibles	(3,523)	(3,523)	(7,047)	(7,047)
Impact of purchase accounting	—	(256)	—	(512)
Stock-based compensation expense	(2,911)	(2,143)	(5,720)	(4,519)
Non-GAAP general and administrative expenses	$15,985	$15,216	$34,849	$32,464

GAAP operating loss	$(14,163)	$(15,931)	$(31,753)	$(34,927)
Amortization of intangibles	6,934	6,934	13,868	13,868
Impact of purchase accounting	—	412	—	824
Stock-based compensation expense	4,912	3,530	9,642	7,158
Non-GAAP operating loss	$(2,317)	$(5,055)	$(8,243)	$(13,077)

GAAP net loss	$(9,769)	$(10,271)	$(23,588)	$(23,548)
Amortization of intangibles	6,934	6,934	13,868	13,868
Impact of purchase accounting	—	412	—	824
Stock-based compensation expense	4,912	3,530	9,642	7,158
Aggregate adjustment for income taxes	(2,938)	(4,122)	(5,329)	(7,356)
Non-GAAP net loss	$(861)	$(3,517)	$(5,407)	$(9,054)

GAAP net loss per share	$(0.12)	$(0.13)	$(0.29)	$(0.29)
Amortization of intangibles	0.09	0.09	0.17	0.17
Impact of purchase accounting	—	0.01	—	0.01
Stock-based compensation expense	0.06	0.04	0.12	0.09
Aggregate adjustment for income taxes	(0.04)	(0.05)	(0.07)	(0.09)
Non-GAAP net loss per share *	$(0.01)	$(0.04)	$(0.07)	$(0.11)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(9,769)	$(10,271)	$(23,588)	$(23,548)
Interest and other, net	(1,003)	420	(1,508)	1,069
Income tax benefit	(3,391)	(6,080)	(6,657)	(12,448)
Depreciation and amortization	10,225	10,405	20,512	20,666
Stock-based compensation expense	4,912	3,530	9,642	7,158
Impact of purchase accounting	—	146	—	292
Adjusted EBITDA	$974	$(1,850)	$(1,599)	$(6,811)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Our Relationship with Dell and Dell Technologies
On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of our condensed consolidated financial statements included in this report, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of August 3, 2018 represented approximately 85.6% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
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
As a majority-owned subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of August 3, 2018, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 9—Related Party Transactions" in our condensed consolidated financial statements included in this report.

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
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of August 3, 2018, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to clients. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 77% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 23% is derived from professional services engagements. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 22% of our total net revenue in the second quarter of fiscal 2019 and 16% of our total net revenue in the second quarter of fiscal 2018. Although our international clients are located primarily in the United Kingdom, we provided managed security services to clients across 54 countries as of August 3, 2018.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.
During the second quarter of fiscal 2019, a significant portion of the contract with Bank of America, N.A., a large client, was amended and extended for two more years. During the term of the extended contract, the mix of services is expected to be different than it was in historical periods and the total anticipated value of services may be lower in the future.
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
Income Tax Expense (Benefit)
Our effective tax rate was a benefit of 25.8% and 37.2% for the three months ended August 3, 2018 and August 4, 2017, respectively, and 22.0% and 34.6% for the six months ended August 3, 2018 and August 4, 2017, respectively. The change in the Company's effective income tax rate for the three and six months ended August 3, 2018 compared to the effective income tax rate for the three and six months ended August 4, 2017 was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 on the federal statutory rate and the impact of certain discrete adjustments and non-deductible stock compensation expense in fiscal 2019.
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

Results of Operations

The following tables summarize our key performance indicators for the three and six months ended August 3, 2018 and August 4, 2017.

	Three Months Ended
	August 3, 2018			August 4, 2017
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$128,778	100.0%	10.8%	$116,240	100.0%
Cost of revenue	$62,548	48.6%	11.9%	$55,907	48.1%
Total gross margin	$66,230	51.4%	9.8%	$60,333	51.9%
Operating expenses	$80,393	62.4%	5.4%	$76,264	65.6%
Operating loss	$(14,163)	(11.0)%	(11.1)%	$(15,931)	(13.7)%
Net loss	$(9,769)	(7.6)%	(4.9)%	$(10,271)	(8.8)%

Other Financial Information (1)
Non-GAAP net revenue	$128,778	100.0%	10.6%	$116,386	100.0%
Non-GAAP cost of revenue	$58,862	45.7%	12.6%	$52,269	44.9%
Non-GAAP gross margin	$69,916	54.3%	9.0%	$64,117	55.1%
Non-GAAP operating expenses	$72,233	56.1%	4.4%	$69,172	59.4%
Non-GAAP operating loss	$(2,317)	(1.8)%	(54.2)%	$(5,055)	(4.3)%
Non-GAAP net loss	$(861)	(0.7)%	(75.5)%	$(3,517)	(3.0)%
Adjusted EBITDA	$974	0.8%	(152.6)%	$(1,850)	(1.6)%

	Six Months Ended
	August 3, 2018			August 4, 2017
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$254,939	100.0%	10.9%	$229,918	100.0%
Cost of revenue	$123,078	48.3%	12.4%	$109,520	47.6%
Total gross margin	$131,861	51.7%	9.5%	$120,398	52.4%
Operating expenses	$163,614	64.2%	5.3%	$155,325	67.6%
Operating loss	$(31,753)	(12.5)%	(9.1)%	$(34,927)	(15.2)%
Net loss	$(23,588)	(9.3)%	0.2%	$(23,548)	(10.2)%

Other Financial Information (1)
Non-GAAP net revenue	$254,939	100.0%	10.7%	$230,210	100.0%
Non-GAAP cost of revenue	$115,713	45.4%	13.2%	$102,238	44.4%
Non-GAAP gross margin	$139,226	54.6%	8.8%	$127,972	55.6%
Non-GAAP operating expenses	$147,469	57.8%	4.6%	$141,049	61.3%
Non-GAAP operating loss	$(8,243)	(3.2)%	(37.0)%	$(13,077)	(5.7)%
Non-GAAP net loss	$(5,407)	(2.1)%	(40.3)%	$(9,054)	(3.9)%
Adjusted EBITDA	$(1,599)	(0.6)%	(76.5)%	$(6,811)	(3.0)%
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

Three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017
Revenue
Net revenue, which we refer to as revenue, increased $12.5 million, or 10.8%, and $25.0 million, or 10.9% for the three and six months ended August 3, 2018, respectively. These revenue increases resulted primarily from revenue generated by subscription-based solutions, as revenue attributable to these solutions represented approximately 77% of net revenue for the three and six months ended August 3, 2018. Our existing clients continued to increase their contracted subscriptions for our solutions, with average revenue per client increasing 13% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $5.1 million and $10.1 million for the three and six months ended August 3, 2018, respectively, and $6.7 million and $12.6 million for the three and six months ended August 4, 2017, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 9—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended August 3, 2018, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $28.4 million, or 50.5%, from the three months ended August 4, 2017. Currently, our international clients are primarily located in Europe, Asia/Pacific and Canada. We are focused on continuing to grow our international client base in future periods.
Gross Margin
Our total gross margin increased $5.9 million, or 9.8%, for the three months ended August 3, 2018, and $11.5 million, or 9.5%, for the six months ended August 3, 2018. As a percentage of revenue, our gross margin decreased 50 basis points to 51.4% and 70 basis points to 51.7% for the three and six months ended August 3, 2018, respectively. Gross margin on a GAAP basis includes amortization of intangible assets, stock compensation expense and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $5.8 million, or 9.0%, for the three months ended August 3, 2018, and $11.3 million, or 8.8%, for the six months ended August 3, 2018. As a percentage of revenue, our non-GAAP gross margin decreased 80 basis points to 54.3% for the three months ended August 3, 2018 and 100 basis points to 54.6% for the six months ended August 3, 2018 compared to the three and six months ended August 4, 2017, respectively. The decrease in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three and six months ended August 3, 2018 was primarily attributable to an increased mix of revenue from large clients, some of which are more price competitive, and the growth of consulting revenue.
Operating Expenses

The following table presents information regarding our operating expenses during the three and six months ended August 3, 2018 and August 4, 2017.

	Three Months Ended
	August 3, 2018			August 4, 2017*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$22,453	17.4%	14.0%	$19,693	16.9%
Sales and marketing	35,521	27.6%	0.2%	35,433	30.5%
General and administrative	22,419	17.4%	6.1%	21,138	18.2%
Total operating expenses	$80,393	62.4%	5.4%	$76,264	65.6%

Other Financial Information
Non-GAAP research and development	$21,447	16.7%	13.3%	$18,934	16.3%
Non-GAAP sales and marketing	34,801	27.0%	(0.6)%	35,022	30.1%
Non-GAAP general and administrative	15,985	12.4%	5.1%	15,216	13.1%
Non-GAAP operating expenses (1)	$72,233	56.1%	4.4%	$69,172	59.4%

	Six Months Ended
	August 3, 2018			August 4, 2017*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$44,807	17.6%	14.4%	$39,172	17.0%
Sales and marketing	71,191	27.9%	(0.6)%	71,611	31.1%
General and administrative	47,616	18.7%	6.9%	44,542	19.4%
Total operating expenses	$163,614	64.2%	5.3%	$155,325	67.6%

Other Financial Information
Non-GAAP research and development	$42,770	16.8%	13.8%	$37,599	16.3%
Non-GAAP sales and marketing	69,850	27.4%	(1.6)%	70,986	30.8%
Non-GAAP general and administrative	34,849	13.7%	7.3%	32,464	14.1%
Non-GAAP operating expenses (1)	$147,469	57.8%	4.6%	$141,049	61.3%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Research and Development Expenses. R&D expenses increased $2.8 million, or 14.0%, and $5.6 million, or 14.4%, for the three and six months ended August 3, 2018, respectively. As a percentage of revenue, R&D expenses increased 50 basis points to 17.4% and 60 basis points to 17.6% for the three and six months ended August 3, 2018, respectively. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 40 basis points to 16.7% and 50 basis points to 16.8% for the three and six months ended August 3, 2018, respectively. The increases were primarily attributable to compensation and benefit costs for additional engineers and the use of outside resources associated with strategic initiatives related to the development of a new application framework.
Sales and Marketing Expenses. S&M expenses increased $0.1 million, or 0.2%, for the three months ended August 3, 2018 and decreased $0.4 million, or 0.6%, for the six months ended August 3, 2018. As a percentage of revenue, S&M expenses decreased 290 basis points to 27.6% and 320 basis points to 27.9% for the three and six months ended August 3, 2018, respectively. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 310 basis points to 27.0% and 340 basis points to 27.4% for the three and six months ended August 3, 2018, respectively. The decreases in S&M expenses as a percentage of revenue were primarily attributable to lower headcount, a decrease in commission expense, and greater leverage on the overall cost base as revenue increased.
General and Administrative Expenses. G&A expenses increased $1.3 million, or 6.1%, and $3.1 million, or 6.9%, for the three and six months ended August 3, 2018, respectively. As a percentage of revenue, G&A expenses decreased 80 basis points to 17.4% and 70 basis points to 18.7% for the three and six months ended August 3, 2018, respectively. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 70 basis points to 12.4% and 40 basis points to 13.7% for the three and six months ended August 3, 2018, respectively. The increases in G&A expenses on a dollar basis resulted from an overall increase in our long-term incentive and stock compensation expense as these programs ramped up following our IPO.

Operating Loss
Our GAAP operating loss decreased to $14.2 million and $31.8 million for the three and six months ended August 3, 2018, respectively, from $15.9 million and $34.9 million for the three and six months ended August 4, 2017, respectively. As a percentage of revenue, our operating loss decreased to 11.0% and 12.5% for the three and six months ended August 3, 2018, respectively. The decreases in our GAAP operating loss on a dollar basis were primarily attributable to increased gross margin, which was partially offset by research and development investments in our business together with higher G&A expenses relating to costs of long-term compensation programs combined with lower sales and marketing expenses. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue decreased to 1.8% and 3.2% for the three and six months ended August 3, 2018, respectively. The decrease in our non-GAAP net operating loss as a percentage of revenue during the three and six months ended August 3, 2018 was primarily attributable to improved operating leverage as we grow, which was partially offset by research and development investments in our business, including the addition of personnel.
Interest and Other, Net
Our interest and other, net was $1.0 million and $1.5 million of income for the three and six months ended August 3, 2018, respectively, compared with $0.4 million and $1.1 million of expense for the three and six months ended August 4, 2017, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $3.4 million, or 25.8%, and $6.7 million, or 22.0%, of our pre-tax loss during the three and six months ended August 3, 2018, respectively. Comparatively, our income tax benefit was $6.1 million, or 37.2%, and $12.4 million, or 34.6%, of our pre-tax loss during the three and six months ended August 4, 2017, respectively. The decrease in the effective tax rate is primarily attributable to the decrease in the federal statutory rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017, an overall decrease in our pre-tax losses and the impact of certain discrete adjustments and non-deductible stock-based compensation expense in the periods.
Net Loss
Our net loss of $9.8 million decreased $0.5 million, or 4.9%, for the three months ended August 3, 2018. For the six months ended, our net loss of $23.6 million decreased $40.0 thousand, or 0.2%. Net loss on a non-GAAP basis was $0.9 million, which represented a decrease of $2.7 million, or 75.5%, and $5.4 million, which represented a decrease of $3.6 million, or 40.3%, from the three and six months ended August 4, 2017, respectively. The changes in net loss were attributable to our improved operating loss results offset in part by the lower income tax benefit recognized in the periods.
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

Selected Measures of Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are as follows:

	August 3, 2018	February 2, 2018
	(in thousands)

Cash and cash equivalents	$103,316	$101,539
Accounts receivable, net	$133,344	$157,764

As of August 3, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $103.3 million and accounts receivable of $133.3 million. Our cash and cash equivalents balance as of August 3, 2018 included $34.3 million invested in money market funds pending use in our business.
We invoice our clients based on a variety of billing schedules. During the six months ended August 3, 2018, on average, 55% of our recurring revenue was billed in advance and approximately 45% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The decrease in accounts receivable as of August 3, 2018, reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain and continue to take actions to reduce our exposure to credit losses. As of August 3, 2018 and February 2, 2018, the allowance for doubtful accounts was $7.4 million and $8.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances as well as the collection of accounts for which we had previously recorded an allowance. Based on our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. During the three months ended May 4, 2018, the facility was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.15%. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of as of August 3, 2018 or February 2, 2018.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For additional information about the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.
Cash Flows
The following table presents information concerning our cash flows during the six months ended August 3, 2018 and August 4, 2017.

	Six Months Ended
	August 3, 2018	August 4, 2017
	(in thousands)
Net change in cash from:
Operating activities	$10,886	$(8,415)
Investing activities	(5,366)	(8,376)
Financing activities	(3,743)	(2,024)
Change in cash and cash equivalents	$1,777	$(18,815)

Operating Activities — Cash provided by operating activities totaled $10.9 million and cash used in operating activities totaled $8.4 million for the six months ended August 3, 2018 and August 4, 2017, respectively. The increase in our operating cash flows was primarily driven by the decrease in our net accounts receivable balance due to increased revenues and improved collection rates, partially offset by the overall decrease in our accounts payable and accrued liabilities as well as our net transactions with Dell.
We began fiscal 2019 with a net payable to Dell of $19.6 million. On a continuing basis, we incur liabilities to Dell for charges under our commercial agreements with Dell and for costs Dell continues to pay directly on our behalf, such as the cost of employee benefits for our employees provided under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell. As of August 3, 2018, the amount due to Dell had decreased to approximately $17.5 million. During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. We expect that over time our transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $5.4 million and $8.4 million for the six months ended August 3, 2018 and August 4, 2017, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure. Additionally, during the six months ended August 4, 2017, the Company capitalized costs associated with the implementation of its new ERP system.
Financing Activities — Cash flows used in financing activities totaled $3.7 million and $2.0 million for the six months ended August 3, 2018 and August 4, 2017, respectively. The usage in the six months ended August 3, 2018 reflected employee tax withholding payments of $2.1 million on restricted stock awards paid by us and payments of long-term financing arrangements of $1.6 million, including an intercompany obligation with a Dell subsidiary of $1.1 million. The usage in the six months ended August 4, 2017 reflected employee tax withholding payments of $1.2 million on restricted stock awards paid by us and payment of an intercompany obligation of $0.8 million.
Off-Balance Sheet Arrangements
As of August 3, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new revenue recognition accounting guidance set forth in ASC 606. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that, other than the change in accounting for revenue recognition, there were no changes to our critical accounting policies or our estimates associated with those policies during the three and six months ended August 3, 2018.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2018. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 3, 2018.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 filed with the SEC on March 28, 2018 and in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2018. The risks described in that Annual Report and that Quarterly Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Proceeds from the Company's April 2016 IPO, net of fees and transaction costs, were approximately $99.6 million. There has been no material change in the use, or planned use, of proceeds from our IPO as described in the prospectus for the offering. As of August 3, 2018, the Company's total cash and cash equivalents balances were $103.3 million, which represents the remaining net proceeds from the IPO and cash flows generated in the normal course of operations. Approximately $34.3 million of the Company's cash and cash equivalents are invested in money market funds pending their use in our business.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 21, 2018 (incorporated by reference to Exhibit 10.1 to SecureWorks Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 (Commission File No. 001-37748).

10.2	Amendment #3 to Shared Services Agreement, dated as of July 11, 2018, between SecureWorks Corp. and Dell Inc. Filed herewith.
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

Date: September 5, 2018