Form 10-Q
period 2018-11-02
SecureWorks Corp
filed 2018-12-06
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 3, 2018, there were 81,702,294 shares of the registrant's common stock outstanding, consisting of 11,702,294 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	November 2, 2018	February 2, 2018*

ASSETS
Current assets:
Cash and cash equivalents	$115,779	$101,539
Accounts receivable, net of allowances of $6,487 and $8,246, respectively	134,355	157,764
Inventories, net	632	1,030
Other current assets	41,084	40,551
Total current assets	291,850	300,884
Property and equipment, net	31,112	33,457
Goodwill	416,487	416,487
Purchased intangible assets, net	213,382	234,184
Other non-current assets	79,182	72,069
Total assets	$1,032,013	$1,057,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,387	$23,266
Accrued and other	71,224	81,625
Short-term deferred revenue	148,937	137,697
Total current liabilities	243,548	242,588
Long-term deferred revenue	15,295	14,948
Other non-current liabilities	61,233	68,455
Total liabilities	320,076	325,991
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,729 and 11,085 issued and outstanding as of November 2, 2018 and February 2, 2018, respectively.	117	111
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding as of November 2, 2018 and February 2, 2018	700	700
Additional paid in capital	879,726	867,411
Accumulated deficit	(164,485)	(137,162)
Accumulated other comprehensive (loss) income	(3,054)	30
Treasury stock, at cost - 71 and 0 shares, respectively	(1,067)	—
Total stockholders' equity	711,937	731,090
Total liabilities and stockholders' equity	$1,032,013	$1,057,081
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017*	November 2, 2018	November 3, 2017*

Net revenue	$133,060	$117,101	$387,999	$347,019
Cost of revenue	62,133	55,311	185,211	164,831
Gross margin	70,927	61,790	202,788	182,188
Research and development	21,114	19,501	65,921	58,673
Sales and marketing	34,773	34,084	105,964	105,695
General and administrative	21,619	22,896	69,235	67,438
Total operating expenses	77,506	76,481	241,120	231,806
Operating loss	(6,579)	(14,691)	(38,332)	(49,618)
Interest and other, net	1,074	116	2,582	(953)
Loss before income taxes	(5,505)	(14,575)	(35,750)	(50,571)
Income tax benefit	(1,770)	(5,189)	(8,427)	(17,637)
Net loss	$(3,735)	$(9,386)	$(27,323)	$(32,934)

Loss per common share (basic and diluted)	$(0.05)	$(0.12)	$(0.34)	$(0.41)
Weighted-average common shares outstanding (basic and diluted)	80,892	80,355	80,751	80,254

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017*	November 2, 2018	November 3, 2017*
Net loss	$(3,735)	$(9,386)	$(27,323)	$(32,934)
Foreign currency translation adjustments, net of tax	(349)	(251)	(3,084)	1,268
Comprehensive loss	$(4,084)	$(9,637)	$(30,407)	$(31,666)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	November 2, 2018	November 3, 2017*
Cash flows from operating activities:
Net loss	$(27,323)	$(32,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,872	31,320
Stock-based compensation expense	14,475	10,092
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,924)	1,368
Income tax benefit	(8,427)	(17,637)
Provision for doubtful accounts	2,371	3,525
Changes in assets and liabilities:
Accounts receivable	20,756	(27,557)
Net transactions with parent	2,272	9,415
Inventories	398	984
Other assets	(4,472)	18,546
Accounts payable	573	(1,997)
Deferred revenue	11,252	5,480
Accrued and other liabilities	(14,784)	(3,810)
Net cash provided by (used in) operating activities	26,039	(3,205)
Cash flows from investing activities:
Capital expenditures	(6,974)	(11,676)
Net cash provided by (used in) investing activities	(6,974)	(11,676)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	(1,104)	(800)
Taxes paid on vested restricted shares	(2,153)	(1,224)
Purchases of stock for treasury	(1,068)	—
Payments on financed capital expenditures	(500)	—
Net cash provided by (used in) financing activities	(4,825)	(2,024)

Net increase (decrease) in cash and cash equivalents	14,240	(16,905)
Cash and cash equivalents at beginning of the period	101,539	116,595
Cash and cash equivalents at end of the period	$115,779	$99,690
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—	$731,090
Net loss	—	—	—	—	—	(27,323)	—	—	(27,323)
Other comprehensive loss	—	—	—	—	—	—	(3,084)	—	(3,084)
Vesting of restricted stock units	551	5	—	—	(5)	—	—	—	—
Grant of restricted stock awards	386	4	—	—	(4)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(222)	(2)	—	—	(2,151)	—	—	—	(2,153)
Stock-based compensation	—	—	—	—	14,475	—	—	—	14,475
Shares repurchased	(71)	(1)	—	—	—	—	—	(1,067)	(1,068)
Balances, November 2, 2018	11,729	$117	70,000	$700	$879,726	$(164,485)	$(3,054)	$(1,067)	$711,937
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
On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell" or "Parent"). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. ("Dell Technologies"), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of November 2, 2018 represented approximately 85.6% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.
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
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The costs of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the charges for these services and related party transactions, see "Note 10—Related Party Transactions."
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 9—Income and Other Taxes" for more information.
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

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Summary of Significant Accounting Policies
Except for the accounting policies for revenue, deferred revenue, deferred commissions and deferred installation costs updated as a result of adopting ASC 606 (including Subtopic 340-40), there have been no significant changes to the Company's significant accounting policies as of and for the three and nine months ended November 2, 2018, as compared to the significant accounting policies described in the Annual Report.
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
The Company recognizes revenue when all of the following criteria are met:

•
Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) payment terms can be identified and collection of substantially all consideration to which the Company will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer's intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.

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
The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Managed Security Services revenue	$100,521	$91,937	$297,656	$272,357
Security and Risk Consulting revenue	32,539	25,164	90,343	74,662
Total revenue	$133,060	$117,101	$387,999	$347,019

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
The Company's customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company's sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes the deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be seven years) in sales and marketing expenses. These assets are classified as non-current, and included in other non-current assets in the Condensed Consolidated Statements of Financial Position. As of November 2, 2018 and February 2, 2018, the amount of deferred commissions included in other non-current assets was $60.5 million and $57.2 million, respectively.
Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company capitalizes and amortizes these fulfillment costs on a straight-line basis over the economic life of the services, or approximately four years, in cost of revenue. As of November 2, 2018 and February 2, 2018, the amount of deferred fulfillment costs included in other non-current assets was $10.8 million and $10.2 million, respectively.

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

Select unaudited condensed consolidated statements of operations line items which reflect the retrospective adoption of ASC 606 are as follows (in thousands):

	Three Months Ended November 3, 2017	Adjustments for Adoption of	Three Months Ended November 3, 2017
	(as reported)	ASC 606	(as adjusted)
Net revenue	$117,534	$(433)	$117,101
Cost of revenue	55,726	(415)	55,311
Gross margin	61,808	(18)	61,790
Total operating expenses	79,693	(3,212)	76,481
Operating loss	(17,885)	3,194	(14,691)
Interest and other, net	121	(5)	116
Income tax benefit	(6,163)	974	(5,189)
Net loss	$(11,601)	$2,215	$(9,386)

Net loss per common share (basic and diluted)	$(0.14)	$0.02	$(0.12)

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended November 3, 2017	Adjustments for Adoption of	Nine Months Ended November 3, 2017
	(as reported)	ASC 606	(as adjusted)
Net revenue	$347,250	$(231)	$347,019
Cost of revenue	165,993	(1,162)	164,831
Gross margin	181,257	931	182,188
Total operating expenses	238,196	(6,390)	231,806
Operating loss	(56,939)	7,321	(49,618)
Interest and other, net	(953)	—	(953)
Income tax benefit	(19,937)	2,300	(17,637)
Net loss	$(37,955)	$5,021	$(32,934)

Net loss per common share (basic and diluted)	$(0.47)	$0.06	$(0.41)
Select unaudited condensed consolidated statement of cash flows line items which reflect the retrospective adoption of ASC 606 and the impact of the revision discussed above are as follows (in thousands):

	Nine Months Ended November 3, 2017	Adjustments for Adoption	Adjustments for	Nine Months Ended November 3, 2017
	(as reported)	of ASC 606	Revision	(as adjusted)
Cash flows from operating activities:
Net loss	$(37,955)	$5,021	$—	$(32,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,368	—	—	1,368
Income tax benefit	(19,058)	1,421	—	(17,637)
Changes in assets and liabilities:
Other assets	24,291	(7,553)	1,808	18,546
Accounts payable	(189)	—	(1,808)	(1,997)
Deferred revenue	5,249	231	—	5,480
Accrued and other liabilities	(4,690)	880	—	(3,810)
Net cash provided by (used in) operating activities	$(3,205)	$—	$—	$(3,205)

Recently Issued Accounting Pronouncements
Intangibles - Goodwill and Other - Internal-Use Software—In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted. Entities may choose to adopt the new guidance prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
NOTE 2 — LOSS PER SHARE
Loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards as they would be anti-dilutive. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because the Class A common stock and the Class B common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017*	November 2, 2018	November 3, 2017*
Numerator:
Net loss	$(3,735)	$(9,386)	$(27,323)	$(32,934)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,892	80,355	80,751	80,254

Loss per common share:
Basic and Diluted	$(0.05)	$(0.12)	$(0.34)	$(0.41)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,287	4,664	5,355	4,822

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's subscription-based solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its professional service solutions, the contractual period is typically structured as a separate performance obligation and recognized over a duration of less than one year. The Company invoices its clients based on a variety of billing schedules. During the nine months ended November 2, 2018, on average, approximately half of the Company's recurring revenue was billed in advance. In addition, many of the Company's strategic risk consulting engagements are billed in advance of service commencement. Deferred revenue represents the aggregate amount of billing in advance of service delivery.
Changes to the Company's deferred revenue during the nine months ended November 2, 2018 are as follows (in thousands):

	As of February 2, 2018*	Upfront payments received and billings during the nine months ended November 2, 2018	Revenue recognized during the nine months ended November 2, 2018	As of November 2, 2018
Deferred revenue	$152,645	$171,946	$(160,359)	$164,232
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for client's whose services have been activated ("active"); and (ii) the value of services contracted with clients that have not yet been installed ("backlog"). Backlog is not recorded in revenue, deferred revenue or elsewhere in the condensed consolidated financial statements until the Company establishes a contractual right to invoice at which point it is recorded as revenue or deferred revenue as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. Additionally, the Company has elected to use the practical expedient to not disclose backlog related to the comparative period under ASC 606-10-65.
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
As of November 2, 2018, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$228,589	$127,245	$70,859	$26,714	$3,771
Performance obligation - backlog	$53,037	$18,883	$18,883	$14,553	$718
Total	$281,626	$146,128	$89,742	$41,267	$4,489

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended November 2, 2018 are as follows (in thousands):

	As of February 2, 2018	Amount capitalized	Amount recognized	As of November 2, 2018
Deferred commissions	$57,229	$13,938	$(10,643)	$60,524
Deferred fulfillment costs	10,163	4,426	(3,779)	10,810

The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and nine months ended November 2, 2018.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of November 2, 2018 and February 2, 2018.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test by performing a quantitative assessment of goodwill at the reporting unit level. In performing this quantitative assessment, the Company, using a combination of discounted cash flows and market approach (comparable market prices) to determine fair value of the reporting unit, compared the fair value to its carrying value. The assumptions used in the valuation are consistent with those which the Company believes hypothetical market participants would use. After performing the assessment, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount, which would not indicate a potential impairment as of November 2, 2018. Additionally, through a quantitative assessment using a discounted cash flow model, the Company determined that the fair value of the other indefinite-lived intangible asset exceeded its carrying value as of November 2, 2018.
Intangible Assets
The Company's intangible assets as of November 2, 2018 and February 2, 2018 were as follows:

	November 2, 2018			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(73,628)	$115,890	$189,518	$(63,058)	$126,460
Technology	135,584	(68,210)	67,374	135,584	(57,978)	77,606
Finite-lived intangible assets	325,102	(141,838)	183,264	325,102	(121,036)	204,066
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(141,838)	$213,382	$355,220	$(121,036)	$234,184

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $20.8 million for each of the three and nine months ended November 2, 2018 and November 3, 2017, respectively. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended November 2, 2018 and November 3, 2017.

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of November 2, 2018 or February 2, 2018.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of November 2, 2018, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
Concentrations—The Company sells solutions to clients of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no client that represented 10% or more of its net revenue for the three and nine months ended November 2, 2018 or November 3, 2017.

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company is authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors. During the three and nine months ended November 2, 2018, the Company repurchased 70,783 shares of Class A common stock at an average price of $15.09, for an aggregate cost of $1.1 million. As of November 2, 2018, $13.9 million remained available for further purchases under the stock repurchase program.
NOTE 8 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") effective April 18, 2016. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. During the nine months ended November 2, 2018, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 4,000,000 shares, which are now available for grants under the 2016 Plan.
In March 2017, the Company began granting long-term performance cash awards to certain employees under the 2016 Plan. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. The Company made no grants of such cash awards for the three months ended November 2, 2018 and granted $15.7 million of such cash awards for the nine months ended November 2, 2018. The Company made no grants of such cash awards during the three months ended November 3, 2017 and granted $11.6 million of such cash awards for the nine months ended November 3, 2017. The Company recognized compensation expense of $1.6 million and $5.1 million for the three and nine months ended November 2, 2018, respectively, and compensation expense of $0.5 million and $1.6 million for the three and nine months ended November 3, 2017, respectively, related to the long-term performance cash awards under the plan.
Under the 2016 Plan, the Company granted 131,600 and 1,850,008 restricted stock units for the three and nine months ended November 2, 2018 respectively, and 4,740 and 758,478 restricted stock units for the three and nine months ended November 3, 2017, respectively. The Company granted no restricted stock awards during the three months ended November 2, 2018 and November 3, 2017, and 405,000 and 283,988 restricted stock awards during the nine months ended November 2, 2018 and November 3, 2017, respectively. The annual restricted stock unit and restricted stock awards granted during fiscal 2019 and fiscal 2018 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
NOTE 9 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three and nine months ended November 2, 2018 and November 3, 2017 was as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017*	November 2, 2018	November 3, 2017*

Loss before income taxes	$(5,505)	$(14,575)	$(35,750)	$(50,571)
Income tax benefit	$(1,770)	$(5,189)	$(8,427)	$(17,637)
Effective tax rate	32.2%	35.6%	23.6%	34.9%

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
The change in the Company's effective income tax rate for the three and nine months ended November 2, 2018 compared to the effective income tax rate for the three and nine months ended November 3, 2017 was primarily driven by lower U.S. corporate income tax rate from 35% to 21% and the impact of the minimum tax on foreign earnings from the enactment of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform Act" or the "Act"). The Company’s effective tax rate for the nine months ended November 2, 2018 also includes the discrete impact of approximately $0.3 million relating to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a lower actual tax deduction than was deducted for financial reporting purposes.
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
In accordance with GAAP and SAB 118, the Company recognized a provisional tax benefit in the fourth quarter of fiscal 2018 of $27.0 million primarily attributable to the remeasurement of deferred tax assets and liabilities at the lower statutory rate. This tax benefit was net of an expense estimate of approximately $0.6 million for the impact of the Transition Tax. The provisional estimates were made based on the Company's initial analysis using available information and estimates. During the nine months ended November 2, 2018, the Company recorded an adjustment to the provisional benefit recognized in fiscal 2018 of approximately $0.4 million due to a change in the remeasurement of a deferred tax liability. No other adjustments have been made to the provisional amounts recorded in the fourth quarter of fiscal 2018. The Company will complete its determination of the accounting implications of the U.S. Tax Reform Act in the fourth quarter of fiscal 2019. As indicated above, the Company is included in the tax groupings of other Dell entities and recognizes a tax benefit when its tax attributes are utilized by other members of the Dell consolidated group. Adjustments to these provisional estimates could have an impact on the Company's future financial results. Additionally, further regulatory or GAAP accounting guidance regarding the U.S. Tax Reform Act also could impact the Company's future financial results.
As of November 2, 2018 and February 2, 2018, the Company had $4.0 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 2, 2018. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of November 2, 2018 and February 2, 2018. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended November 2, 2018 would have been $35.8 million, $4.3 million and $31.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets as well as certain attributes from the U.S. Tax Reform Act that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of November 2, 2018 and February 2, 2018, the Company had $23.4 million and $21.4 million, respectively, of a net operating loss tax receivable from Dell. The Company had $0.4 million and $0.8 million of unrecognized tax benefits as of November 2, 2018 and February 2, 2018, respectively.

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amounts of the charges under the shared services agreement with Dell were $0.9 million and $2.9 million for the three and nine months ended November 2, 2018, respectively, and $1.1 million and $3.7 million for the three and nine months ended November 3, 2017, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.8 million and $2.2 million for the three and nine months ended November 2, 2018, respectively, and $36 thousand and $1.5 million for the three and nine months ended November 3, 2017, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.6 million and $1.1 million for the three and nine months ended November 2, 2018, respectively, and $0.3 million and $1.0 million for the three and nine months ended November 3, 2017, respectively. Approximately $3.0 million of the purchases from VMware prior to the three months ended November 2, 2018 were financed through Dell Financial Services, of which approximately $1.1 million of such purchases were included in intercompany liabilities as of November 2, 2018.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC and Pivotal Software, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $0.1 million and $0.3 million for the three and nine months ended November 2, 2018, respectively, and $0.1 million and $0.2 million for the three and nine months ended November 3, 2017, respectively. Purchases by the Company from these subsidiaries totaled $0.2 million and $0.7 million for the three and nine months ended November 2, 2018, respectively. The Company had purchases from these subsidiaries of $4 thousand and $38 thousand for the three and nine months ended November 3, 2017.
The Company recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, including MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $0.2 million and $0.3 million for the three and nine months ended November 2, 2018, respectively, and $0.1 million and $0.3 million for the three and nine months ended November 3, 2017, respectively.
The Company provides solutions to certain clients whose contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, many of such client contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end client. For clients whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.5 million and $43.6 million for the three and nine months ended November 2, 2018, respectively, and approximately $11.2 million and $31.6 million for the three and nine months ended November 3, 2017, respectively.
As the Company's client and on behalf of certain of its own clients, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $3.8 million and $13.9 million for the three and nine months ended November 2, 2018, respectively, and $5.7 million and $18.3 million for the three and nine months ended November 3, 2017, respectively.

SECUREWORKS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of November 2, 2018 and February 2, 2018. During the third quarter of fiscal 2017, the Company began settling in cash its related party balances with Dell on a quarterly basis.

	November 2, 2018	February 2, 2018
	(in thousands)
Intercompany receivable	$—	$—
Intercompany payable	(20,837)	(19,580)
Net intercompany payable (in accrued and other)	$(20,837)	$(19,580)

Accounts receivable from clients under reseller agreements with Dell (included in accounts receivable, net)	$23,623	$25,229

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at November 2, 2018 and in "Other current assets" at February 2, 2018)	$23,362	$21,380

NOTE 11 — FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of November 2, 2018 and February 2, 2018 were as follows:

	November 2, 2018	February 2, 2018
	Level 1	Level 1
	(in thousands)
Cash equivalents - Money Market Funds	$65,250	$58,967

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
Except where the context otherwise requires or where otherwise indicated, (1) all references to "Secureworks," "we," "us," "our," and "our Company" in this management's discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to "Dell" refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to "Dell Technologies" refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.
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
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our client relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	November 2, 2018	November 3, 2017
Client base	4,300	4,400
Average revenue per client (in thousands)	$99.3	$91.0
Monthly recurring revenue (in millions)	$35.1	$33.4
Revenue retention rate	91%	97%
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

Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with GAAP. Non-GAAP financial measures presented in this management's discussion and analysis include non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP earnings (loss) per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
Non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss) and non-GAAP earnings (loss) per share, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating income (loss) or net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.
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

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017*	November 2, 2018	November 3, 2017*
	(in thousands)
GAAP revenue	$133,060	$117,101	$387,999	$347,019
Impact of purchase accounting	—	146	—	438
Non-GAAP revenue	$133,060	$117,247	$387,999	$347,457

GAAP gross margin	$70,927	$61,790	$202,788	$182,188
Amortization of intangibles	3,410	3,410	10,231	10,231
Impact of purchase accounting	—	156	—	468
Stock-based compensation expense	224	205	768	646
Non-GAAP gross margin	$74,561	$65,561	$213,787	$193,533

GAAP research and development expenses	$21,114	$19,501	$65,921	$58,673
Stock-based compensation expense	(933)	(809)	(2,970)	(2,382)
Non-GAAP research and development expenses	$20,181	$18,692	$62,951	$56,291

GAAP sales and marketing expenses	$34,773	$34,084	$105,964	$105,695
Stock-based compensation expense	(800)	135	(2,141)	(490)
Non-GAAP sales and marketing expenses	$33,973	$34,219	$103,823	$105,205

GAAP general and administrative expenses	$21,619	$22,896	$69,235	$67,438
Amortization of intangibles	(3,524)	(3,525)	(10,571)	(10,572)
Impact of purchase accounting	—	(257)	—	(769)
Stock-based compensation expense	(2,876)	(2,055)	(8,596)	(6,574)
Non-GAAP general and administrative expenses	$15,219	$17,059	$50,068	$49,523

GAAP operating income (loss)	$(6,579)	$(14,691)	$(38,332)	$(49,618)
Amortization of intangibles	6,934	6,935	20,802	20,803
Impact of purchase accounting	—	413	—	1,237
Stock-based compensation expense	4,833	2,934	14,475	10,092
Non-GAAP operating income (loss)	$5,188	$(4,409)	$(3,055)	$(17,486)

GAAP net income (loss)	$(3,735)	$(9,386)	$(27,323)	$(32,934)
Amortization of intangibles	6,934	6,935	20,802	20,803
Impact of purchase accounting	—	413	—	1,237
Stock-based compensation expense	4,833	2,934	14,475	10,092
Aggregate adjustment for income taxes	(2,801)	(3,897)	(8,130)	(11,253)
Non-GAAP net income (loss)	$5,231	$(3,001)	$(176)	$(12,055)

GAAP earnings (loss) per share	$(0.05)	$(0.12)	$(0.34)	$(0.41)
Amortization of intangibles	0.09	0.09	0.26	0.26
Impact of purchase accounting	—	0.01	—	0.02
Stock-based compensation expense	0.06	0.04	0.18	0.13
Aggregate adjustment for income taxes	(0.03)	(0.05)	(0.10)	(0.14)
Non-GAAP earnings (loss) per share *	$0.06	$(0.04)	$—	$(0.15)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(3,735)	$(9,386)	$(27,323)	$(32,934)
Interest and other, net	(1,074)	(116)	(2,582)	953
Income tax benefit	(1,770)	(5,189)	(8,427)	(17,637)
Depreciation and amortization	10,360	10,654	30,872	31,320
Stock-based compensation expense	4,833	2,934	14,475	10,092
Impact of purchase accounting	—	146	—	438
Adjusted EBITDA	$8,614	$(957)	$7,015	$(7,768)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Our Relationship with Dell and Dell Technologies
On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of our condensed consolidated financial statements included in this report, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of November 2, 2018 represented approximately 85.6% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.
Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
During the periods presented in the condensed consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements —Note 9—Income and Other Taxes" in our condensed consolidated financial statements included in this report.
As a majority-owned subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party clients with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of November 2, 2018, we have established a substantial portion of our stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.

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
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of November 2, 2018, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to clients. Professional services clients typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of client devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 77% of our revenue is derived from subscription-based solutions, attributable to managed security contracts, while approximately 23% is derived from professional services engagements. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 23% of our total net revenue in the third quarter of fiscal 2019 and 17% of our total net revenue in the third quarter of fiscal 2018. Although our international clients are located primarily in the United Kingdom, we provided managed security services to clients across 53 countries as of November 2, 2018.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.
During the second quarter of fiscal 2019, a significant portion of the contract with Bank of America, N.A., a large client, was amended and extended for two more years. During the term of the extended contract, the mix of services is expected to be different from the mix in prior periods and the total anticipated value of services may be lower than in prior periods.
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
Income Tax Expense (Benefit)
Our effective tax rate was a benefit of 32.2% and 35.6% for the three months ended November 2, 2018 and November 3, 2017, respectively, and 23.6% and 34.9% for the nine months ended November 2, 2018 and November 3, 2017, respectively. The change in the Company's effective income tax rate for the three and nine months ended November 2, 2018 compared to the effective income tax rate for the three and nine months ended November 3, 2017 was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 on the federal statutory rate and the impact of certain discrete adjustments and non-deductible stock-based compensation expense in fiscal 2019.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see "Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations

The following tables summarize our key performance indicators for the three and nine months ended November 2, 2018 and November 3, 2017.

	Three Months Ended
	November 2, 2018			November 3, 2017*
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$133,060	100.0%	13.6%	$117,101	100.0%
Cost of revenue	$62,133	46.7%	12.3%	$55,311	47.2%
Total gross margin	$70,927	53.3%	14.8%	$61,790	52.8%
Operating expenses	$77,506	58.2%	1.3%	$76,481	65.3%
Operating income (loss)	$(6,579)	(4.9)%	(55.2)%	$(14,691)	(12.5)%
Net income (loss)	$(3,735)	(2.8)%	(60.2)%	$(9,386)	(8.0)%

Other Financial Information (1)
Non-GAAP net revenue	$133,060	100.0%	13.5%	$117,247	100.0%
Non-GAAP cost of revenue	$58,499	44.0%	13.2%	$51,686	44.1%
Non-GAAP gross margin	$74,561	56.0%	13.7%	$65,561	55.9%
Non-GAAP operating expenses	$69,373	52.1%	(0.9)%	$69,970	59.7%
Non-GAAP operating income (loss)	$5,188	3.9%	(217.7)%	$(4,409)	(3.8)%
Non-GAAP net income (loss)	$5,231	3.9%	(274.3)%	$(3,001)	(2.6)%
Adjusted EBITDA	$8,614	6.5%	(1,000.1)%	$(957)	(0.8)%

	Nine Months Ended
	November 2, 2018			November 3, 2017*
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$387,999	100.0%	11.8%	$347,019	100.0%
Cost of revenue	$185,211	47.7%	12.4%	$164,831	47.5%
Total gross margin	$202,788	52.3%	11.3%	$182,188	52.5%
Operating expenses	$241,120	62.1%	4.0%	$231,806	66.8%
Operating income (loss)	$(38,332)	(9.9)%	(22.7)%	$(49,618)	(14.3)%
Net income (loss)	$(27,323)	(7.0)%	(17.0)%	$(32,934)	(9.5)%

Other Financial Information (1)
Non-GAAP net revenue	$387,999	100.0%	11.7%	$347,457	100.0%
Non-GAAP cost of revenue	$174,212	44.9%	13.2%	$153,924	44.3%
Non-GAAP gross margin	$213,787	55.1%	10.5%	$193,533	55.7%
Non-GAAP operating expenses	$216,842	55.9%	2.8%	$211,019	60.7%
Non-GAAP operating income (loss)	$(3,055)	(0.8)%	(82.5)%	$(17,486)	(5.0)%
Non-GAAP net income (loss)	$(176)	—%	(98.5)%	$(12,055)	(3.5)%
Adjusted EBITDA	$7,015	1.8%	(190.3)%	$(7,768)	(2.2)%
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

Three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017
Revenue
Net revenue, which we refer to as revenue, increased $16.0 million, or 13.6%, and $41.0 million, or 11.8%, for the three and nine months ended November 2, 2018, respectively. These revenue increases resulted primarily from revenue generated by subscription-based solutions, as revenue attributable to these solutions represented approximately 76% and 77% of revenue for the three and nine months ended November 2, 2018, respectively. Our existing clients continued to increase their contracted subscriptions for our solutions, with average revenue per client increasing 9% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $3.8 million and $13.9 million for the three and nine months ended November 2, 2018, respectively, and $5.7 million and $18.3 million for the three and nine months ended November 3, 2017, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended November 2, 2018, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $30.2 million, or 50.9%, from the three months ended November 3, 2017. Currently, our international clients are primarily located in Europe, Asia/Pacific and Canada. We are focused on continuing to grow our international client base in future periods.
Gross Margin
Our total gross margin increased $9.1 million, or 14.8%, for the three months ended November 2, 2018, and $20.6 million, or 11.3%, for the nine months ended November 2, 2018. As a percentage of revenue, our gross margin increased 50 basis points to 53.3% and decreased 20 basis points to 52.3% for the three and nine months ended November 2, 2018, respectively. Gross margin on a GAAP basis includes amortization of intangible assets, stock-based compensation expense and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $9.0 million, or 13.7%, for the three months ended November 2, 2018, and $20.3 million, or 10.5%, for the nine months ended November 2, 2018. As a percentage of revenue, our non-GAAP gross margin increased 10 basis points to 56.0% for the three months ended November 2, 2018 and decreased 60 basis points to 55.1% for the nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017, respectively. The decrease in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the nine months ended November 2, 2018 was primarily attributable to an increased mix of revenue from large clients, some of which are more price competitive, and the growth of consulting revenue.
Operating Expenses

The following table presents information regarding our operating expenses during the three and nine months ended November 2, 2018 and November 3, 2017.

	Three Months Ended
	November 2, 2018			November 3, 2017*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$21,114	15.9%	8.3%	$19,501	16.7%
Sales and marketing	34,773	26.1%	2.0%	34,084	29.1%
General and administrative	21,619	16.2%	(5.6)%	22,896	19.6%
Total operating expenses	$77,506	58.2%	1.3%	$76,481	65.3%

Other Financial Information
Non-GAAP research and development	$20,181	15.2%	8.0%	$18,692	15.9%
Non-GAAP sales and marketing	33,973	25.5%	(0.7)%	34,219	29.2%
Non-GAAP general and administrative	15,219	11.4%	(10.8)%	17,059	14.5%
Non-GAAP operating expenses (1)	$69,373	52.1%	(0.9)%	$69,970	59.7%

	Nine Months Ended
	November 2, 2018			November 3, 2017*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$65,921	17.0%	12.4%	$58,673	16.9%
Sales and marketing	105,964	27.3%	0.3%	105,695	30.5%
General and administrative	69,235	17.8%	2.7%	67,438	19.4%
Total operating expenses	$241,120	62.1%	4.0%	$231,806	66.8%

Other Financial Information
Non-GAAP research and development	$62,951	16.2%	11.8%	$56,291	16.2%
Non-GAAP sales and marketing	103,823	26.8%	(1.3)%	105,205	30.3%
Non-GAAP general and administrative	50,068	12.9%	1.1%	49,523	14.3%
Non-GAAP operating expenses (1)	$216,842	55.9%	2.8%	$211,019	60.7%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Research and Development Expenses. R&D expenses increased $1.6 million, or 8.3%, and $7.2 million, or 12.4%, for the three and nine months ended November 2, 2018, respectively. As a percentage of revenue, R&D expenses decreased 80 basis points to 15.9% and increased 10 basis points to 17.0% for the three and nine months ended November 2, 2018, respectively. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 70 basis points to 15.2% and remained flat at 16.2% for the three and nine months ended November 2, 2018, respectively. The increase in R&D expenses on a dollar basis was primarily attributable to increased compensation and benefits for the continued development of our solutions offerings as well as maintenance costs associated with the development of a new application framework.
Sales and Marketing Expenses. S&M expenses increased $0.7 million, or 2.0%, for the three months ended November 2, 2018 and $0.3 million, or 0.3%, for the nine months ended November 2, 2018. As a percentage of revenue, S&M expenses decreased 300 basis points to 26.1% and 320 basis points to 27.3% for the three and nine months ended November 2, 2018, respectively. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 370 basis points to 25.5% and 350 basis points to 26.8% for the three and nine months ended November 2, 2018, respectively. The decreases in S&M expenses as a percentage of revenue were primarily attributable to lower headcount, a decrease in commission expense, and greater leverage on the overall cost base as revenue increased.
General and Administrative Expenses. G&A expenses decreased $1.3 million, or 5.6%, and increased $1.8 million, or 2.7%, for the three and nine months ended November 2, 2018, respectively. As a percentage of revenue, G&A expenses decreased 340 basis points to 16.2% and 160 basis points to 17.8% for the three and nine months ended November 2, 2018, respectively. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 310 basis points to 11.4% and 140 basis points to 12.9% for the three and nine months ended November 2, 2018, respectively. The decreases in G&A expenses on a dollar basis were primarily attributable to lower headcount as well as a decrease in use of outside services. We did not incur in the current periods the G&A expenses for consulting and other professional services that we incurred in the prior year periods associated with our implementation of a new enterprise resource planning system (ERP).

Operating Income (Loss)
Our GAAP operating loss decreased to $(6.6) million and $(38.3) million for the three and nine months ended November 2, 2018, respectively, and from $(14.7) million and $(49.6) million for the three and nine months ended November 3, 2017, respectively. As a percentage of revenue, our operating loss decreased to 4.9% and 9.9% for the three and nine months ended November 2, 2018, respectively. The decreases in our GAAP operating loss on a dollar basis were primarily attributable to increased gross margin, which was partially offset by research and development investments in our business and higher costs for compensation and benefits. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating income as a percentage of revenue improved to 3.9% for the three months ended November 2, 2018 and our operating loss as a percentage of revenue decreased to 0.8% for the nine months ended November 2, 2018. The changes in our non-GAAP operating income and non-GAAP operating loss as a percentage of revenue during the three and nine months ended November 2, 2018 were primarily attributable to improved operating leverage resulting from our continued growth, the effect of which was partially offset by research and development investments in our business, including the addition of personnel.
Interest and Other, Net
Our interest and other, net was $1.1 million and $2.6 million of income for the three and nine months ended November 2, 2018, respectively, compared with $0.1 million of income and $1.0 million of expense for the three and nine months ended November 3, 2017, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $1.8 million, or 32.2%, and $8.4 million, or 23.6%, of our pre-tax loss during the three and nine months ended November 2, 2018, respectively. Comparatively, our income tax benefit was $5.2 million, or 35.6%, and $17.6 million, or 34.9%, of our pre-tax loss during the three and nine months ended November 3, 2017, respectively. The decrease in the effective tax rate was primarily attributable to the decrease in the federal statutory rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017, an overall decrease in our pre-tax losses and the impact of certain discrete adjustments and non-deductible stock-based compensation expense in the current periods.
Net Income (Loss)
Our net loss of $(3.7) million decreased $5.7 million, or 60.2%, for the three months ended November 2, 2018. For the nine months ended, our net loss of $(27.3) million decreased $5.6 million, or 17.0%. Net income on a non-GAAP basis was $5.2 million, which represented a increase of $8.2 million, or 274.3% from the three months ended November 3, 2017. Net loss on a non-GAAP basis was $(0.2) million, which represented a decrease of $11.9 million, or 98.5%, from the nine months ended November 3, 2017. The changes in net income (loss) were attributable to our improved operating results offset in part by the lower income tax benefit recognized in the current periods.
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

Selected Measures of Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are as follows:

	November 2, 2018	February 2, 2018
	(in thousands)

Cash and cash equivalents	$115,779	$101,539
Accounts receivable, net	$134,355	$157,764

As of November 2, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $115.8 million and accounts receivable of $134.4 million. Our cash and cash equivalents balance as of November 2, 2018 included $65.3 million invested in money market funds pending use in our business.
We invoice our clients based on a variety of billing schedules. During the nine months ended November 2, 2018, on average, 56% of our recurring revenue was billed in advance and approximately 44% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The decrease in accounts receivable as of November 2, 2018, reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of November 2, 2018 and February 2, 2018, the allowance for doubtful accounts was $6.5 million and $8.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances, as well as to the collection of accounts for which we had previously recorded an allowance. Based on our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. During the three months ended May 4, 2018, the facility was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.15%. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of as of November 2, 2018 or February 2, 2018.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For additional information about the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.
Cash Flows
The following table presents information concerning our cash flows during the nine months ended November 2, 2018 and November 3, 2017.

	Nine Months Ended
	November 2, 2018	November 3, 2017
	(in thousands)
Net change in cash from:
Operating activities	$26,039	$(3,205)
Investing activities	(6,974)	(11,676)
Financing activities	(4,825)	(2,024)
Change in cash and cash equivalents	$14,240	$(16,905)

Operating Activities — Cash provided by operating activities totaled $26.0 million and cash used in operating activities totaled $3.2 million for the nine months ended November 2, 2018 and November 3, 2017, respectively. The increase in our operating cash flows was primarily driven by the decrease in our net accounts receivable balance due to increased revenues and improved collection rates, partially offset by the overall decrease in our accounts payable and accrued liabilities, as well as by our net transactions with Dell.
We began fiscal 2019 with a net payable to Dell of $19.6 million. On a continuing basis, we incur liabilities to Dell for charges under our commercial agreements with Dell and for costs Dell continues to pay directly on our behalf, such as the cost of employee benefits for our employees provided under the Dell benefit plans. Offsetting these liabilities, we charge to, or through, Dell for sales to our clients that we make through Dell legal entities or for services we provide directly to Dell. As of November 2, 2018, the amount due to Dell had increased to approximately $20.8 million. During the third quarter of fiscal 2017, we began settling in cash our related party balances with Dell and will continue doing so on a quarterly basis. We expect that over time our transactions with Dell will not be a use of cash as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $7.0 million and $11.7 million for the nine months ended November 2, 2018 and November 3, 2017, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure. Additionally, during the nine months ended November 3, 2017, the Company capitalized costs associated with the implementation of its new ERP system.
Financing Activities — Cash flows used in financing activities totaled $4.8 million and $2.0 million for the nine months ended November 2, 2018 and November 3, 2017, respectively. The usage in the nine months ended November 2, 2018 reflected employee tax withholding payments of $2.2 million on restricted stock awards paid by us, payments of long-term financing arrangements of $1.6 million, including an intercompany obligation with a Dell subsidiary of $1.1 million, and our repurchase of $1.1 million of our Class A common stock pursuant to our stock repurchase program authorized during the three months ended November 2, 2018. The usage in the nine months ended November 3, 2017 reflected employee tax withholding payments of $1.2 million on restricted stock awards paid by us and payment of an intercompany obligation of $0.8 million.
Off-Balance Sheet Arrangements
As of November 2, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new revenue recognition accounting guidance set forth in ASC 606. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that, other than the change in accounting for revenue recognition, there were no changes to our critical accounting policies or our estimates associated with those policies during the three and nine months ended November 2, 2018.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2018. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of November 2, 2018.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Proceeds from the Company's April 2016 IPO, net of fees and transaction costs, were approximately $99.6 million. There has been no material change in the use, or planned use, of proceeds from our IPO as described in the prospectus for the offering. As of November 2, 2018, the Company's total cash and cash equivalents balances were $115.8 million, which represents the remaining net proceeds from the IPO and cash flows generated in the normal course of operations. Approximately $65.3 million of the Company's cash and cash equivalents are invested in money market funds pending their use in our business.

On September 27, 2018, the Company announced a stock repurchase program, under which the Company is authorized to repurchase up to $15 million of our Class A common stock through September 30, 2019. The following table presents information with respect to purchases of Class A common stock of the Company made during the three months ended November 2, 2018, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
August 4, 2018 through August 31, 2018	—	$—	—	$15,000,000
September 1, 2018 through September 28, 2018	—	—	—	15,000,000
September 29, 2018 through November 2, 2018	70,783	15.09	70,783	13,933,108
Total	70,783	$15.09	70,783	$13,933,108

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.9.1*	Amendment No. 1 to Amended and Restated Master Commercial Customer Agreement, effective as of August 4, 2018, between Dell Marketing L.P. and SecureWorks, Inc. Filed herewith.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Certain portions of Exhibit 10.9.1 have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: December 6, 2018