Form 10-K
period 2019-02-01
SecureWorks Corp
filed 2019-03-28
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2019
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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $147.3 million (based on the closing price of $12.49 per share of Class A common stock reported on the NASDAQ Global Select Market on that date).
As of March 25, 2019, there were 81,276,910 shares of the registrant’s common stock outstanding, consisting of 11,276,910 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2019. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2019 fiscal year ended on February 1, 2019, our 2018 fiscal year ended on February 2, 2018, and our 2017 fiscal year ended on February 3, 2017.

Part I

Item 1. Business

Overview

We are a leading global cybersecurity company that protects organizations in the digitally connected world. We combine visibility from thousands of customers, machine learning and automation from our industry-leading SecureWorks Counter Threat PlatformTM, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.

Our mission is to unlock the value of our customers’ security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers’ defenses.

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

By aggregating and analyzing data from various sources around the world, our solutions enable organizations to:

•	prevent security breaches by fortifying their cyber defenses,

•	detect malicious activity,

•	respond rapidly to security breaches, and

•	predict emerging threats.

Our solutions leverage the proprietary technologies, processes and extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 19 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our customer base,

•	deepen our existing customer relationships, and

•	attract and retain top talent.

As of February 1, 2019, we served approximately 4,700 customers across 52 countries. Our success in serving our customers has resulted in consistent recognition of our company as a market leader in managed security services by leading industry research firms.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 76% of our revenue is derived from subscription-based solutions, provided under managed security services, while approximately 24% is derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.

Corporate Information

We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.

The predecessor company of SecureWorks Corp. was originally formed as a limited liability company in Georgia in March 1999, and Secureworks was incorporated in Georgia in May 2009. In February 2011, Secureworks was acquired by Dell Inc. In November 2015, our company reincorporated from Georgia to Delaware and, in connection with the reincorporation, changed its name from SecureWorks Holding Corporation to SecureWorks Corp. On April 27, 2016, Secureworks completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of February 1, 2019 represented approximately 86.4% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

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

Our intelligence-driven information security solutions, as described below, offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. We believe that our singular focus on providing a comprehensive portfolio of information security solutions makes us a trusted advisor and an attractive partner for our customers. This focus enables us to pursue a go-to-market strategy that addresses the diverse needs of our customers around the world. Our vendor-neutral approach enables our customers to enhance their evolving IT security infrastructure, appliances and best of breed technologies with our solutions and capabilities, which together provide our customers with both a comprehensive and highly-effective security defense posture.

Our Solutions

Our Counter Threat PlatformTM constitutes the core of our intelligence-driven information security solutions and provides our customers with a powerful integrated perspective regarding their network environments and security threats. Our integrated suite of solutions includes:

▪	Managed security, through which we provide our customers global visibility and insight into malicious activity enabling them to detect and effectively remediate threats quickly

▪	Threat intelligence, through which we deliver early warnings of vulnerabilities and threats, along with actionable information to help prevent any adverse impact

▪
Security and risk consulting, through which we advise our customers on a variety of security and risk-related matters, such as how to design and build strategic security programs, assess and test security capabilities and meet regulatory requirements

▪
Incident response, through which we help our customers minimize the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation

As part of our security and risk consulting solutions, we emphasize cloud security, through which we help customers deliver cloud-based services securely.

Our customers may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our large team of highly-skilled security experts.

The key capabilities of our solutions currently include:

Global Visibility. We have global visibility into the cyber threat landscape through our approximately 4,200 subscription-based customers across 52 countries. We are able to gain near real time insights that enable us to predict, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or relating to a particular industry and proactively leverage this threat intelligence to protect other customers against these threats.

Scalable Platform with Powerful Network Effects. Our proprietary Counter Threat Platform features a multi-tenant, distributed architecture that enables our software to scale and to provide faster performance while efficiently utilizing its underlying infrastructure. The platform collects, aggregates, correlates and analyzes as many as 310 billion events daily from our extensive customer base to provide near real time risk assessment and rapid response. As our customer base increases, our platform is able to analyze more events, and the intelligence derived from these additional events makes the platform more effective. This in turn drives broader customer adoption and enhances the value of the solutions to both new and existing customers.

Contextual and Predictive Threat Intelligence. Our proprietary and purpose-built technology analyzes and correlates billions of events using advanced analytical tools and sophisticated algorithms to generate threat intelligence. This intelligence is augmented by our Counter Threat UnitTM research team, which conducts research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Applying this intelligence across our solutions portfolio provides customers with deeper insights and enriched context regarding tactics, techniques and procedures employed by those threat actors.

Integrated, Vendor-Neutral Approach. Our solutions are designed to monitor alerts, logs and other messages across multiple stages of the threat lifecycle by integrating a wide array of proprietary and third-party security products. This vendor-neutral approach allows us to aggregate events from a wide range of security and network devices, applications and endpoints to enhance our understanding of customers’ networks and increase the effectiveness of our monitoring solutions.

Flexible Solution and Delivery Options. Our intelligence-driven information security solutions are purpose-built to serve a broad array of evolving customer needs, regardless of a customer’s size or the complexity of its security infrastructure. Our customers may subscribe to any combination of our solutions and also choose how much control they will maintain over their IT security infrastructure by selecting among our fully managed, co-managed or monitored delivery options. Our flexible approach enables customers to tailor our solutions to reduce large and risky investments and costly implementations and to ensure quick and easy deployment.

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

Purpose-Built, Proprietary Technology. At the core of our solutions is the Counter Threat Platform, a proprietary technology platform we have developed during our 19 years of operations. This platform collects, correlates and analyzes billions of daily events and data points, and generates enriched security intelligence on threat actor groups and global threat indicators.

Specialist Focus and Expertise. We have built our company, technology and culture with a singular focus on protecting our customers by delivering intelligence-driven information security solutions. We believe this continued focus reinforces our differentiation from other information security services vendors, including telecommunications and network providers, IT security product companies, and local and regional information security solutions providers.

Strong Team Culture. At our company, the fight against sophisticated and malicious cybersecurity threats is a personal one, and we take great pride in helping our customers protect their critical business data and processes. We dedicate significant resources to ensure that our culture and brand reflect our focus on protecting our customers.

Seasoned Management Team and Extensive IT Security Expertise. We have a highly experienced and tenured management team with extensive IT security expertise and a record of developing successful new technologies and solutions to help protect our customers.

Our Growth Strategy

Our goal is to be the global leader of intelligence-driven information security solutions. To pursue our strategy, we seek to:

Maintain and extend our technology leadership: We intend to enhance our leading intelligence-driven integrated suite of solutions by adding complementary solutions that strengthen the security posture of our customers, such as security solutions for cloud-based environments. We intend to meet this goal by continuing to invest in research and development, increasing our global threat research capabilities and hiring personnel with extensive IT security expertise.

Expand and diversify our customer base: We intend to continue to expand and diversify our customer base, both domestically and internationally, by investing in our direct sales force, further developing our strategic and distribution relationships, pursuing opportunities across a broad range of industries and creating new cloud-based solutions. We also intend to continue increasing our geographic footprint to further enhance our deep insight into the global threat landscape and our ability to deliver comprehensive threat intelligence to our customers.

Deepen our existing customer relationships: We intend to continue leveraging the strong customer relationships and high customer satisfaction from across our customer base to sell additional solutions to existing customers. We will continue to invest in our account management, marketing initiatives and customer support programs in seeking to achieve high customer renewal rates, help customers realize greater value from their existing solutions and encourage them to expand their use of our solutions over time.

1 Gartner Magic Quadrant for Managed Security Services, Worldwide, Toby Bussa, Kelly M. Kavanagh, Sid Deshpande, Pete Shoard, 27 February 2018. This report was previously titled the Magic Quadrant for Global MSSPs and Magic Quadrant for MSSPs, North America. Company position as Secureworks in 2018, SecureWorks in 2017 and as Dell SecureWorks from 2015-2011.
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

Attract and retain top talent: Our technology leadership, brand, exclusive focus on information security, customer-first culture and robust training and development program have enabled us to attract and retain highly skilled professionals with a passion for building a career in the information security industry. We will continue to invest in attracting and retaining top talent to support and enhance our information security offerings.

Our Customers

As of February 1, 2019, our total customer base was 4,700 customers, including 4,200 subscription customers, across 52 countries. Our customers included approximately 30% of the companies in the Fortune 500 in fiscal 2019. We did not have any single customer that represented 10% or more of our annual revenue in any of our last three fiscal years.

We serve customers in a broad range of industries, including the financial services, manufacturing, technology, retail, insurance, utility and healthcare sectors. In fiscal 2019, financial services and manufacturing customers accounted for 26.8% and 20.8%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2019 revenue.

International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 22%, 16% and 13% of our total net revenue in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 11—Selected Financial Information” in our consolidated financial statements included in this report.

Our Technology Platform

We utilize the key components of our infrastructure described below to deliver our intelligence-driven information solutions to our customers.

Counter Threat Platform

Our proprietary Counter Threat Platform was purpose-built to be the foundation of our information security solutions. It has a multi-tenant, distributed architecture that enables our software to run on a single platform while providing simultaneous access to multiple users. The platform collects, aggregates, correlates and analyzes billions of daily events (currently as many as 310 billion per day) from our extensive customer base, and uses sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. The timely analysis and routing of this security information enables our solutions to assess risk in near real time and allows us to report rapidly to our customers worldwide. The platform is highly flexible, permitting us to tailor our solutions to a customer’s unique environment, and can be configured to identify specific security events of interest to a particular customer. Our platform was designed to be vendor-neutral. As a result, it can aggregate events from a wide range of security and network devices, applications and endpoints.

The platform leverages our intelligence, gained over 19 years of processing and handling events, to provide insight into how attacks are initiated and spread across our customers’ networks. The platform also applies security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging threat actors and new attack tactics, and develops countermeasures that we apply to the platform to enable our customers proactively to prevent and detect compromises of their security. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables our security analysts proactively to alert customers, apply protections and respond quickly with appropriate context. The more security events we see, the more accurate our protections are and the more accurately we can respond.

The Counter Threat Platform is supported by the following proprietary technologies:

•
Counter Threat Appliance. Our Counter Threat Appliance performs several of the important functions of the Counter Threat Platform. The Counter Threat Appliance is a physical or virtual appliance deployed in a customer’s data center, branch office or cloud environment, or our own data center. This technology supports a wide range of security and network devices, applications and endpoints to collect information on the customer environment, perform analytics and report to our counter threat operations centers. The Counter Threat Appliance establishes secure non-intrusive communications to transmit data back to our data centers, where the Counter Threat Platform enriches data with our intelligence based on our intimate knowledge of threats and customer specific intelligence to detect security incidents.

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

•
Multi-Purpose Logic Engine. Our Multi-Purpose Logic Engine is an analytics engine that leverages our broad visibility into the global threat environment and applied intelligence from the Counter Threat Unit to identify security incidents of interest. The engine intelligently analyzes billions of events into actionable information, providing valuable context to our security analysts to help inform their analysis of the security incidents and shorten the customer’s response time.

•
Very Large Database. Our Very Large Database efficiently and cost-effectively collects, correlates, analyzes and stores billions of structured and unstructured data elements, which help us to identify new security threats, provide valuable context to our security analysts and customers and enable Counter Threat Unit researchers to perform historical threat analysis.

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

•
Attacker Database. Our Counter Threat Unit research team maintains a patented process for generating a proprietary Attacker Database that contains machine readable threat intelligence we apply to the Counter Threat Platform, iSensorTM, Red CloakTM and third-party security controls.

•
Portal. Powered by integrated intelligence and analytics tools, the portal delivers near real time information to customer executives, managers and security professionals and provides insights that help customers make better security decisions. It also facilitates near real time communication between customers and our security analysts, measures the effectiveness of a customer’s security profile using asset-based and risk-weighted analyses, supports regulatory compliance requirements, links threat intelligence from our Counter Threat Unit and enables a visualization of point-in-time, comparative and historical security trends across multiple security metrics. Our portal is accessible via web and mobile applications as well as via customer applications that leverage our application programming interfaces.

Security Operations Center Automation

We have developed several technologies integrated into the Counter Threat Platform to automate operations within our counter threat operations centers, where our security professionals identify, diagnose and respond to security information.

•
Threat Analysis Platform. We present threat information to our certified security analysts in a graphical user interface. This interface supports the delivery of high-quality security analysis of threats targeting or occurring within a customer’s environment. Visualization enables our security analysts to detect patterns and to determine in near real time relationships of security incidents within a customer environment and across our entire customer base. Our security analysts have access to all data collected from customer environments and human readable threat intelligence from our Counter Threat Unit to provide them with the context necessary to inform their analysis and to help them determine whether they should communicate information about a security incident to a customer.

•
Ticket Management. Our ticket management system is based on Information Technology Infrastructure Library principles and delivers security monitoring and device management solutions to customers. A sophisticated and configurable workflow provides incident, change and problem management in a leveraged-service delivery model to enable our counter threat operations centers to handle a higher volume of work with consistent quality.

•
Management and Monitoring Tools. To effectively manage and monitor our infrastructure at customer sites and our data centers, we rely on a suite of purpose-built software applications to facilitate the full lifecycle management of all software and configuration deployments and updates, efficient management and troubleshooting, and monitoring of the health and availability of devices.

Other Enabling Technologies

•
iSensor. Many of our customers use our proprietary network intrusion detection and prevention appliance, the iSensor. The iSensor eliminates malicious inbound and outbound traffic in near real time by performing in-line deep packet inspection (which is an examination of packet data as the data pass through the device for signs of malware, intrusions or other threats) and by applying countermeasures from the Counter Threat Unit.

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

Further, we maintain alliance partnerships with key technology providers who deliver capabilities we see as valuable in keeping our customers secure. These partnerships involve technology licensing, joint technology development, integration, research cooperation, co-marketing and sell-through arrangements. The principal technologies we license or resell from some of these key technology partners provide our customers with the following capabilities that in many instances we integrate into our solutions:

•	Carbon Black – endpoint security

•	Cisco (Sourcefire) – network security

•	CrowdStrike – AI-driven and cloud-native endpoint security

•	Kenna Security – vulnerability management

•	Lastline – malware detection and protection

•	TIBCO (LogLogic) – log management

•	Qualys – vulnerability management
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

Our Offerings

We offer an integrated suite of intelligence-driven information security solutions. Our customers may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our team of highly-skilled security experts.

Managed Security

We offer a broad range of managed security solutions, including those highlighted below.

Security Monitoring. Security appliances, systems and servers generate extensive logs, alerts and other messages every day. This raw information must be continuously monitored, correlated and analyzed in order to identify security events of actual concern while generating a minimal number of falsely-positive results. Our security monitoring solution collects, correlates and analyzes logs, alerts and other messages generated by most leading security technologies and critical information assets, on a 24/7 basis, to identify anomalies and respond to threats in near real time. This solution functions either on a stand-alone basis or in concert with customer-owned security information and event management platforms.

Advanced Malware Protection and Detection. Our advanced malware protection and detection solution, or AMPD, provides a layer of defense against emerging zero-day threats for enterprise and medium-sized organizations, which are threats whose existence is unknown to the targeted organization or those responsible for its security before the first exploitation occurs. AMPD uses next-generation sandboxing technology with full-system emulation to execute and analyze malware within a controlled environment, and draws on our threat intelligence data pool and our expert threat analysis teams. AMPD’s combination of deep intelligence capabilities developed by the Counter Threat Unit and advanced technology permits our customers to see, rapidly analyze and accurately diagnose previously unknown malware, and to obtain focused guidance that expedites threat remediation.

Advanced Endpoint Threat Detection. Advanced endpoint threat detection, or AETD, improves situational awareness and visibility through proprietary endpoint intelligence developed by the Counter Threat Unit. AETD is a fully managed security solution that monitors the state of endpoints, which include Windows servers, laptops and desktops, for threat indicators, investigates events to determine their severity, accuracy and context, and quickly escalates critical events to the customer’s attention indicating that an endpoint may be compromised.

Firewall and Next-Generation Firewall Solutions. Firewalls provide critical information necessary to identify and evaluate security events. We provide an array of firewall solutions ranging from the collection, organization and reporting of firewall information to the full management of a customer’s firewall by our security analysts, including rule-set changes and overall configuration of the device for optimal performance. Our experts hold certifications from leading vendors and have significant experience with the relevant technologies, enabling us to provide solutions to support market-leading vendors in various types of environments. Our firewall management solutions ease the adoption of next-generation firewall technology through policy-based control over applications, users and content, device provisioning and deployment and enable customers to respond immediately to security events.

Managed Web Application Firewall Solutions. Web application firewalls are designed specifically to protect applications that deliver critical services via Internet web protocols. These firewalls block certain connections while permitting others based on the configuration of the firewall in order to ensure that only legitimate traffic reaches protected applications. Web application firewalls are increasingly utilized to address various compliance mandates, including the Payment Card Industry Data Security Standard, or PCI DSS. Our managed web application firewall solution assists customers with the end-to-end management of these complex devices, from initial configuration and periodic policy changes to patching, updating and full-time monitoring of system health and performance.

Managed Network Intrusion Detection System, or IDS, and Intrusion Prevention System, or IPS, Solutions. IDS and IPS technologies can provide a highly effective layer of security. We provide a wide range of solutions to enable our customers to realize the benefits from these technologies, and effectively identify threats faster. Our solutions include security monitoring, performance and availability management, device upgrades and patch management, policy and signature management, integration of Counter Threat Unit intelligence and use of our proprietary iSensor device. We manage leading vendors’ IDS and IPS products as well as our iSensor.

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

•
Managed Web Application Scanning. Applications that deliver services via the web are the lifeblood of business-to-business and business-to-consumer e-commerce. A vulnerability scan can alert an organization to potential exposures and weaknesses in these web-based applications before a threat actor exploits those weaknesses. Our managed web application scanning solution performs deep and accurate scans of web applications that are hosted on customer premises or in cloud environments. These scans search for vulnerabilities specific to the web protocols that are foundational to web applications. Our solution also supports the ability to log into web applications and discover vulnerabilities that may lie behind the login page.

Log Retention Solutions. We offer comprehensive log aggregation, retention, searching and reporting solutions. Log retention enables our customers to satisfy various compliance obligations, which require full log retention from critical IT systems to ensure the integrity of confidential data, and to conduct forensic investigations. Our log retention solutions provide support for a wide range of sources, allowing the capture and aggregation of millions of logs generated every day by critical information assets such as servers, routers, firewalls, databases, applications and other systems of the log retention appliance.

Managed Policy Compliance. To assist customers in improving their security and compliance with regulatory mandates, our managed policy compliance solution ensures that the configurations of customers’ critical systems are known and tracked and comply with pre-established security guidelines. Our solution consists of two key components, software that automatically retrieves the configurations of critical systems and compares them to pre-established configuration targets, and a library of security and compliance-driven configuration checks across three systems. Our solution helps customers establish configuration targets, set up the scans, monitor the output and report on the results.

Delivery Options for Managed Security

Our managed security customers can choose how much control they maintain over their IT security infrastructure by selecting among our fully managed, co-managed or monitored solution delivery options. Our solutions are designed to be flexible and scalable to complement the evolving security needs of our customers. Our customers often migrate between the different delivery options in response to their changing needs as well as to the changing threat landscape.

Fully Managed. With our fully managed delivery options, we assume control of a customer’s security technology so the customer can focus on running its business rather than becoming a security administrator. Customers selecting fully managed delivery obtain all of the benefits of our monitored delivery option, including access to our on-demand Counter Threat Platform. In addition, our team of security analysts will monitor and manage a customer’s security technology or selected devices, proactively update that security infrastructure to protect against emerging threats, identify vulnerabilities, ensure that the devices are properly configured with our latest countermeasures, and block or respond to immediate threats in accordance with the customer’s escalation policies. We believe that our fully managed solutions provide customers with increased security protection based on our best practices and security expertise applied across our customer base, as well as improved operational efficiency by removing the overhead costs associated with managing security technology.

Co-Managed. Customers often deploy our managed solutions on a co-managed basis as an extension of their security personnel. The co-managed delivery option enables the customer to retain control over its security infrastructure to the extent that it prefers to do so, and enables its security staff to work with our experts as a team while maintaining full access and visibility into the management process. This option is particularly suitable for organizations that already possess in-house security expertise, but that seek to remove the burden of managing devices from their staff so they can focus on more strategic security initiatives.

Monitored. Customers selecting our monitored solutions obtain access to our on-demand Counter Threat Platform through our web-based portal, plus near real time monitoring and analysis by our security analysts of events collected from security and network devices and applications. Our monitored solutions enhance our customers’ security position by providing them with valuable context from our team of security analysts and comprehensive reporting to demonstrate regulatory compliance. Our ability to see more security incidents across our entire customer base along with our threat intelligence acts as an early warning system, which benefits customers by proactively alerting them to potential threats, applying protections and helping them respond quickly. We believe that the more we see, the more accurate our protections are, and the more accurately we can respond. Through our monitored solutions, we leverage our on-demand Counter Threat Platform to correlate information from many devices and applications, providing security analysts with the context they need to significantly reduce falsely-positive results and alert customers to actual threats against their organizations.

In general, our managed delivery options require our security professionals to be directly involved with our customer’s security technology, and as a result, the cost to service these delivery options is generally higher than the cost to service monitored delivery options. Over the last three fiscal years, we have generated the majority of our managed security solutions revenue from either fully managed or co-managed delivery options. Our future success depends on our ability to manage efficiently the costs of our security offerings and to price our security solutions in an effective manner.

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

Enterprise Brand Surveillance. Our enterprise brand surveillance solution offers near real time monitoring of a range of intelligence outlets to identify developing threats from exposure of sensitive data, targeting by threat actors and risks to perception of the customer’s brand. This solution provides our customers with live notifications delivered upon discovery of actionable intelligence. It also provides customers with context regarding potential threats and helps them to develop informed risk mitigation strategies.

Security and Risk Consulting

Our consulting organization provides expertise and analysis to help customers improve their security posture by comprehensively assessing security capabilities, designing and building robust security programs, preparing employees against cyber attacks, facilitating regulatory compliance and helping customers identify, prioritize and resolve the vulnerabilities that pose the greatest threat. We offer both project-based and long-term contracts, including retainer contracts sold together with our managed security solutions. For example, we may enter into a managed security contract bundled together with an incident response retainer.

Our team has extensive experience conducting security, compliance and risk engagements across many industries and geographic areas, and under recent regulations and industry standards that impose security mandates. Professional services offered by the team include the following:

Technical Testing and Assessments. Our testing and assessment solutions provide customers with the knowledge, expertise and efficiency needed to conduct thorough security and risk evaluations of their environments. We offer testing and assessments that address logical, physical, technical and non-technical threats in order to identify gaps that create risk, construct a stronger security posture and meet compliance mandates. Our testing and assessments solutions include application security, network security and Red Team testing, which simulates cyber attacks using real-world tactics, techniques and procedures.

Security and Governance Program Development. Our security and governance program development solutions provide our customers with security, risk and compliance expertise to help them develop strategic security and governance programs based on industry and observed best practices. These solutions include internal audit support and the development of corporate information security and computer security incident response security awareness programs.

Targeted Threat Hunting. The Targeted Threat Hunting solution uses proprietary technology to search customer networks to identify the presence of security compromises and entrenched threat actors operating in a customer’s environment. The solution draws on our threat intelligence and extensive experience countering cyber adversaries.

Cloud Security. We help customers to deliver cloud-based services securely and to satisfy their compliance requirements. Our cloud security solutions include cloud security strategic consulting, cloud risk assessment, assurance testing of cloud deployments, incident response in cloud environments and cloud security architecture and design.

Security Design and Architecture Solutions. Our security design and architecture solutions help customers to clarify their information security priorities and identify their most vulnerable assets that require security monitoring, as well as to obtain a prioritized roadmap of upgrades to help with budgeting and determining resource requirements. Our solutions include security health check solutions, security architecture assessment solutions and security architecture and design consulting.

Security Residency Solutions. Our security residency solutions provide customers with security consultants who serve as extended members of their staff either on-site or remotely to extend and heighten an organization’s security expertise and capabilities. We offer several levels of resident security consultants, including executive, expert and technical consultants tailored to the security expertise and leadership our customers need. Residency solutions often are combined with managed security solutions in complex enterprise environments to enhance the value customers obtain from our solutions. Consulting residents align our solutions with the customers’ internal processes, integrate our data feeds into customer applications and dashboards, and produce customized analytics and reporting. In addition, residents can assist customers with handling the security events identified by our managed security solutions.

Incident Response

Incident response typically is deployed along with security and risk consulting. The professionals who deliver incident response engagements help customers rapidly analyze, contain and remediate security breaches to minimize their duration and impact.

Incident Management Proactive Solutions. Through our incident management proactive solutions, our security consultants work with customers to prepare them to respond quickly and effectively to a security incident. In providing these solutions, we feature both incident management risk assessment and response plan review and development solutions. Our incident management risk assessment solution evaluates a customer’s ability to detect, resist and respond to a targeted or advanced threat and is designed to help our customers understand their exposure to these threats, including advanced persistent threats, or APTs, in order to reduce their risk of compromise. Our response plan review and development solution supports our customers in developing an effective computer security incident response plan, or CSIRP, based on IT security best practices, incorporating the latest threat intelligence tailored to the customer’s specific needs.

Incident Response Testing and Capability Analysis. Through real-world simulations, incident response testing and capability analysis tests and evaluates the effectiveness of an organization’s CSIRP and attack response procedures. We employ tabletop exercises to subject IT teams to simulated threats, such as cyber-crime and APTs. The exercises demonstrate the ways a customer’s systems and network can be breached and the critical actions required during a breach to contain a threat.

Emergency Incident Response Solutions. Through our comprehensive range of incident response and management solutions, we seek to ensure that organizations experience minimal economic loss and operational disruption when a security incident occurs. We offer an incident response retainer, through which our security experts can provide emergency incident response solutions within minutes of a reported breach. Our security consultants work to minimize the duration and impact of any breach through incident management, surveillance, digital forensic analysis, malware analysis and reverse engineering.

Sales and Marketing

Our sales and marketing organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, building a strong sales pipeline and cultivating customer relationships. We offer managed security and threat intelligence on a subscription basis. We sell these solutions under contracts with initial terms that typically range from one to three years and, as of February 1, 2019, averaged two years in duration. We provide security and risk consulting primarily under fixed-price contracts, although we perform some engagements under variable-priced contracts on a time-and-materials basis.

Sales

We sell primarily through our direct sales organization, supplemented by sales through our channel partners, including referral agents, regional value-added resellers and trade associations. Approximately 92% of our revenue in fiscal 2019 was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners.

Our direct sales organization consists of insides sales and field sales personnel and solutions architects organized by core customer segments and geography. Our sales strategy varies based on the size of the company and the target point-of-entry into an organization, which is primarily through chief information security officers or other IT leaders, including security executives, security specialists, compliance officers and IT generalists. Within North America, our direct sales organization has separate teams focused on the large enterprises, small and medium-sized businesses, and U.S. state and local government agencies. We believe that continued additional investment in our sales staff will contribute to our long-term growth.

We believe that our sales process differentiates us in the marketplace for information security solutions. The process typically begins by emphasizing the importance of educating key IT decision makers within a customer organization with respect to the organization’s information security needs. We deliver a technical evaluation performed by a team that includes both highly trained sales personnel and security experts. This allows us to tailor the solution design, including the level of service and deployment options, to the organization’s specific security needs and to become its long-term advisor and partner. A typical large enterprise sales team includes an inside sales team that is responsible for developing sales leads, a direct sales team that is responsible for obtaining new customers and some cross-sales, an enterprise account management team that is responsible for renewals and some cross-sales, and security engineers who provide technical support to our sales personnel.

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

Customer Service, Training and Support

Customer service, training and support are key elements of our commitment to provide superior customer service. We have a comprehensive customer service training and support program to communicate our commitment to customer service and to enhance the value that our customers derive from our solutions. We provide extensive education, training and support on the functionality of our solutions, so that our customers are able to fully utilize their benefits. Our customer service training and support team provides dependable and timely resolution of customer security concerns and technical inquiries, and our certified security analysts are continuously available to customers for consultation by telephone or e-mail and over the Internet through our portal. We regularly conduct customer surveys to help us evaluate and develop our existing solutions and other solutions that we believe could enhance our customer relationships.

Competition

The market for information security services is very competitive, and we expect competition to continue to increase in the future. Changes in the threat landscape and the broader IT infrastructure have led to quickly evolving customer requirements for protection from security threats and adversaries.

We compete primarily against the following four types of security services and product providers, some of which operate principally in the large enterprise market and others in the market for small and medium-sized businesses:

▪	global telecommunications and network services providers such as AT&T Inc., BT Group PLC, Verizon Communications Inc. and NTT Communications Corp.;

▪	providers of specialized or niche IT security products and services such as FireEye, Inc., Palo Alto Networks, Inc. and Symantec Corporation;

▪	diversified technology companies such as Cisco Systems, Inc., Hewlett Packard Enterprise Company, International Business Machines Corporation and Intel Corporation; and

▪	regional information security services providers that compete in the small and medium-sized businesses market with some of the features present in our information security solutions.

We believe that the principal competitive factors in our market include:

▪	global visibility into the threat landscape;

▪	ability to generate actionable intelligence based on historical data and emerging threats;

▪	scalability and overall performance of platform technologies;

▪	ability to integrate with, monitor and manage a variety of third-party products;

▪	ability to provide a flexible deployment option to cater to specific customer needs;

▪	ability to attract and retain high-quality professional staff with information security expertise;

▪	brand awareness and reputation;

▪	strength of sales and marketing efforts;

▪	cost effectiveness;

▪	customer service and support; and

▪	breadth and richness of threat intelligence, including history of data collection and diversity and geographic scope of customers.

We believe that we generally compete favorably with our competitors on the basis of these factors as a result of the architecture, features and performance of our Counter Threat Platform, the quality of our threat intelligence, the security expertise within our organization, and the ease of integration of our solutions and platform with other technology infrastructures. However, many of our existing and potential competitors, particularly in the large enterprise market, have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources.

Research and Development

We invest significant time and resources to maintain, enhance and add new functionality to our Counter Threat Platform and purpose-built technologies that are critical enablers of our solutions. Our research and development organization is responsible for the design, development and testing of all aspects of our suite of information security solutions. The members of the organization have deep security and software expertise and work closely with our product management and customer service training and support teams to gain insights into customers’ environments for use in threat research, product development and innovations. The organization focuses its research on identifying next-generation threats and adversaries and developing countermeasures, which are continuously applied to our platform and used to respond to the rapidly evolving security threat landscape. The majority of our research and development team is based in our offices in Atlanta, Georgia, Providence, Rhode Island, Pittsburgh, Pennsylvania, Edinburgh, Scotland, and Hyderabad, India.

We believe that innovation and the timely development of new solutions are essential to meeting the needs of our customers and improving our competitive position. Several of the solutions we have released in the past year are the result of our internal processes within our company to identify and solve difficult security issues and use the best ideas to develop new solutions. As our customers move their applications and data into third-party cloud environments, we will extend and integrate our solutions into these environments globally. In addition, point solutions we develop for customers during security and risk consulting engagements often are integrated into our portfolio of solutions and made available to our broader customer base.

Intellectual Property

Our intellectual property is an essential element of our business. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws as well as confidentiality, employee non-disclosure and invention assignment agreements.

Our employees and contractors involved in technology development are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments, processes and other intellectual property rights conceived or reduced to practice by them on our behalf are our property, and assigning to us any ownership that they may claim in those intellectual property rights. We maintain internal policies regarding confidentiality and disclosure. Our customer and resale contracts prohibit reverse engineering, decompiling and other similar uses of our technologies and require that our technologies be returned to us upon termination of the contract. We also require our vendors and other third parties who have access to our confidential information or proprietary technology to enter into confidentiality agreements with us.

Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or otherwise have the right to use. Unauthorized use of our intellectual property by third parties, and the expenses we incur in protecting our intellectual property rights, may adversely affect our business.

Our industry is characterized by the existence of a large number of patents, which leads to frequent claims and related litigation regarding patent and other intellectual property rights. In particular, large and established companies in the IT security industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including some of these large companies as well as non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end-customers, which we are obligated to indemnify against such claims under our standard license and other agreements. Successful claims of infringement by a third party, if any, could prevent us from performing certain solutions, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including, in the United States, treble damages if we are found to have willfully infringed patents), royalties or other fees.

Patents and Patent Applications

As of February 1, 2019, we owned 28 issued patents and 23 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. The issued patents are currently expected to expire between 2019 and 2037. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.

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

Employees

As of February 1, 2019, we employed 2,663 full-time employees in the United States and 21 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers’ councils.

Executive Officers of Secureworks

The following table sets forth information as of March 28, 2019 concerning our executive officers.

Name	Age	Position

Michael R. Cote	58	President and Chief Executive Officer
R. Wayne Jackson	61	Senior Vice President and Chief Financial Officer

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

R. Wayne Jackson has served as our Senior Vice President and Chief Financial Officer since July 2015. Before joining us, Mr. Jackson was a partner at PricewaterhouseCoopers LLP, an independent registered public accounting firm, since May 2003. At that firm, Mr. Jackson was the lead engagement partner for a number of the firm’s largest clients.
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

We incurred net losses of $39.1 million in fiscal 2019, $10.4 million in fiscal 2018 and $31.6 million in fiscal 2017. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our customer base and attract and retain top talent. Our strategic initiatives may be costlier than we expect, and we may not be able to increase our revenue to offset these increased operating expenses. Our revenue growth may slow or revenue may decline for a number of reasons, including increased competition, reduced demand for our solutions, a decrease in the growth or size of the information security market or any failure by us to capitalize on growth opportunities. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

We must continue to enhance our existing solutions and technologies and develop or acquire new solutions and technologies, or we will lose customers and our competitive position will suffer.

Many of our customers operate in markets characterized by rapidly changing technologies, which require them to support a variety of hardware, software applications, operating systems and networks. As their technologies grow more complex, we expect these customers to face new and increasingly sophisticated methods of cyber attack. To maintain or increase our market share, we must continue to adapt and improve our solutions in response to these changes without compromising the high service levels demanded by our customers. If we fail to predict accurately or react in a timely manner to the changing needs of our customers and emerging technological trends, we will lose customers, which will negatively affect our revenue, financial condition and results of operations.

The forces behind changes in technology, which we do not control, include:

•	the establishment by organizations of increasingly complex IT networks that often include a combination of on-premise, cloud and hybrid environments;

•	the rapid growth of smart phones, tablets and other mobile devices and the “bring your own device” trend in enterprises;

•	action by hackers and other threat actors seeking to compromise secure systems;

•	evolving computer hardware and software standards and capabilities;

•	changing customer requirements for information technology; and

•	introductions of new products and services or enhancements to existing products and services by our competitors.
Our future growth also depends on our ability to scale our Counter Threat Platform to analyze an ever increasing number of events. As of February 1, 2019, our platform analyzed as many as 310 billion events each day. If the number of events grows to a level that our platform is unable to process effectively, or if our platform fails to handle automatically an increasing percentage of events or is unable to process a sudden, sharp increase in the number of events, we might fail to identify network, application and/or endpoint events as significant threat events, which could harm our customers and negatively affect our business and reputation.

We operate in a rapidly evolving market, and if the new solutions and technologies we develop or acquire do not achieve sufficient market acceptance, our growth rates will decline and our business, results of operations and competitive position will suffer.
We spend substantial time and money researching and developing new information security solutions and technologies and enhancing the functionality of our current solutions and technologies to meet the rapidly evolving demands of our customers for information security in our highly competitive industry. For us to realize the benefits from our significant investments in developing and bringing our solutions to market, our new or enhanced solutions must achieve high levels of market acceptance, which may not occur for many reasons, including as a result of:

•	delays in introducing new, enhanced or modified solutions that address and respond to innovations in computer technology and customer requirements;

•	defects, errors or failures in any of our solutions or delivery of our solutions;

•	any inability by us to integrate our solutions with the security and network technologies used by our current and prospective customers;

•	any failure by us to anticipate, address and respond to new and increasingly sophisticated security threats or techniques used by hackers and other threat actors;

•	negative publicity about the performance or effectiveness of our solutions; and

•	disruptions or delays in the availability and delivery of our solutions.
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

Our Counter Threat Unit and security analyst teams are staffed with experts in information security, software coding, data science and advanced mathematics. Because there are a limited number of individuals with the education and training necessary to fill these roles, such individuals are in high demand. We face intense competition in hiring individuals with the requisite expertise, including from companies with greater resources than ours. As a result, we may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or may be required to pay increased compensation to satisfy our staffing needs. Further, if we hire personnel from competitors, we may be subject to allegations that the new employees were improperly solicited or have divulged proprietary or other confidential information in breach of agreements with their former employers. Any inability by us to attract and retain the qualified personnel we need to succeed could adversely affect our competitive market position, revenue, financial condition and results of operations.

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

Our results of operations or other operating measures have fluctuated in the past from quarter to quarter. We expect that quarterly fluctuations will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to existing customers and to renew contracts with our customers;

•	delays in deployment of solutions under our customer contracts;

•	our ability to attract new customers;

•	interruptions or service outages in our data centers, Cloud providers and other technical infrastructure, other technical difficulties or security breaches;

•	customer budgeting cycles, seasonal buying patterns and purchasing practices;

•	changes in our pricing policies or those of our competitors;

•	fluctuations in the demand for our information security solutions and in the growth rate of the information security market generally;

•	the level of awareness of IT security threats and the market adoption of information security solutions;

•	the timing of the recognition of revenue and related expenses;

•	our ability to expand our direct sales force and our strategic and distribution relationships;

•	our ability to develop in a timely manner new and enhanced information security solutions and technologies that meet customer needs;

•	our ability to retain, hire and train key personnel, including sales personnel, security analysts, security consultants and members of our security research team;

•	fluctuations in available cash flow from prepayments for our solutions;

•	changes in the competitive dynamics of our market, including the launch of new products and services by our competitors;

•	the effectiveness and efficiency of in-house information security solutions;

•	our ability to control costs, including our operating and capital expenses;

•	our ability to keep our proprietary technologies current;

•	any failure of or technical issues affecting a significant number of our appliances or software;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;

•	stock-based compensation expense associated with attracting and retaining personnel; and

•	general economic conditions, geopolitical events and natural catastrophes.
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

Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, several of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually. Mergers, consolidations or alliances among competitors, or acquisitions of our competitors by large companies, may result in more formidable competition for us if their security products and services are bundled into sales packages with their widely utilized non-security-related products and services. For example, large telecommunications companies have chosen to integrate managed security services as a complement to their existing communications offerings, a trend which may accelerate in the future. In addition, we expect pricing pressures within the information security market to intensify as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products and managed security services. If we are unable to maintain or improve our competitive position with respect to our current or future competitors, our failure to do so could adversely affect our revenue growth and financial condition. Further, if our competitors are able to successfully use artificial intelligence to enhance the ability of their solutions to prevent, detect, respond to or predict cybersecurity breaches and comparable technologies developed by us are not implemented successfully, our solutions could be viewed less favorably by potential customers and our revenues and competitive position could be negatively affected.

If we are unable to attract new customers, retain existing customers or increase our annual contract values, our revenue growth will be adversely affected.

To achieve revenue growth, we must expand our customer base, retain existing customers and increase our annual contract values. In addition to attracting additional large enterprise and small and medium-sized business customers, our strategy is to continue to pursue non-U.S. customers, government entity customers and customers in other industry sectors in which our competitors may have a stronger position. The renewal rates of our existing customers may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and technologies or consolidation within our customer base. If we fail to attract new customers, or our customers do not renew their contracts for our solutions or renew them on less favorable terms, our revenue may cease to grow or may decline and our business may suffer.

Some customers elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able on a consistent basis to increase our annual contract values by obtaining advantageous contract renewals. We offer managed security and threat intelligence on a subscription basis under contracts with initial terms that typically range from one to three years and, as of February 1, 2019, averaged two years in duration. Our customers have no obligation to renew their contracts after the expiration of their terms, and we cannot be sure that customer contracts will be renewed on terms favorable to us or at all. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions and the level of management we provide for the solutions. Our initial contracts with customers may include amounts for hardware, installation and professional services that may not recur. Further, if a customer renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the customer, but may be unable to do so.

We generate a significant portion of our revenue from customers in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.

We derived approximately 27% of our revenue in fiscal 2019 from financial services institutions and expect to continue to derive a substantial portion of our revenue from customers in the financial services industry. Any of a variety of changes in that industry could adversely affect our revenue, profitability and financial condition. Spending by financial services customers on technology generally has fluctuated, and may continue to fluctuate, based on changes in economic conditions and on other factors, such as decisions by customers to reduce or restructure their technology spending in an attempt to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential customer base, resulting in a smaller market for our solutions.

Some of our solutions have been deemed to be mission-critical functions of our financial institution customers that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or the FFIEC. We therefore are subject to examination by the member agencies of the FFIEC. The agencies conduct periodic reviews of our operations to identify existing or potential risks associated with our operations that could adversely affect our financial institution customers, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the solutions we provide to financial institutions. Areas of examination include our management of technology, data integrity, information confidentiality, service availability and financial stability. A sufficiently unfavorable review could result in our financial institution customers not being allowed, or not choosing, to continue using our solutions, which could adversely affect our revenue, financial condition and results of operations

If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of customer service, and our operations may be disrupted.

As our customer base and solutions offerings continue to grow, we will be required to further expand our operations, which could place a strain on our resources and infrastructure and affect our ability to maintain the quality of our solutions, deploy our solutions, support our customers after deployment and foster our customer-focused culture. If we are unable to manage our growth, expenses or business effectively, our financial condition, results of operations and profitability could be adversely affected.

As we grow, we must continue to manage efficiently our employees, operations, finances, research and development and capital investments. Our productivity, customer-focused culture and the quality of our solutions may be negatively affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. In addition, we may need to make substantial investments in additional IT infrastructure to support our growth and will need to maintain or improve our operational, financial and management controls and our reporting procedures, which will require substantial management effort and additional investments in our operations. Further, if we expand our offerings, we may compete more directly with security software and service providers that may be better established or have greater resources than we do, our relationships with our channel and strategic partners may be impaired and we may be required to comply with additional industry regulations.

Failure to maintain high-quality customer service and support functions could adversely affect our reputation and growth prospects.

Once our solutions are deployed within our customers’ networks, our customers depend on our technical and other support services to ensure the security of their IT systems. If we fail to hire, train and retain qualified technical support and professional services employees, our ability to satisfy our customers’ requirements could be adversely affected, particularly if the demand for our solutions expands more rapidly than our ability to implement our solutions and provide customer support. The potential for human error in connection with our customer service and support functions or the internal systems and networks that underpin our ability to provide solutions to our customers, even if promptly discovered and remediated, could disrupt customer operations, cause losses for customers or harm our internal operations, lead to regulatory fines or damage our reputation. In addition, if we do not effectively assist our customers to deploy our solutions, resolve post-deployment issues or provide effective ongoing support, our ability to sell additional solutions or subscriptions to existing customers could suffer and our reputation with potential customers could be damaged. If we fail to meet the requirements of our existing customers, particularly larger enterprises that may require higher levels of support, it may be more difficult to realize our strategy of selling higher-margin or different types of solutions to those customers.

Our results of operations may be adversely affected by service level agreements with some of our customers that require us to provide them with credits for service failures or inadequacies.

We have agreements with some of our customers in which we have committed to provide them our solutions at specified levels. If we are unable to meet the commitments, we may be obligated to extend service credits to those customers, or could face terminations of the service agreements. Damages for failure to meet the service levels specified in our service level agreements generally are limited to the fees charged over the previous 12 months, but, if challenged, such limits on damages payable by us may not be upheld, and we may be required to pay damages greater than such fees. Repeated or significant service failures or inadequacies could adversely affect our reputation and results of operations.

If we are unable to continue the expansion of our sales force, the growth of our business could be harmed.

We are substantially dependent on our direct sales force to obtain new customers and increase sales to existing customers, and we believe that our growth will be constrained if we are not successful in recruiting, training and retaining a sufficient number of qualified sales personnel. There is significant competition for sales personnel with the deep skills and technical knowledge required to sell our information security solutions. We may be unable to hire or retain sufficient numbers of qualified individuals in the domestic and international markets in which we do business or plan to do business. Because we seek to grow rapidly, many members of our sales force may be new to our company at any time. Newly hired sales personnel require extensive training and experience in selling activity before they achieve full productivity. Sales force members that we have hired recently or plan to hire may not become productive as quickly as we expect. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, results of operations and growth prospects will be adversely affected.

Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.

Sales of our information security solutions usually require lengthy sales cycles, which are typically three to nine months, but can exceed 12 months for larger customers. Sales to our customers can be complex and require us to educate our customers about our technical capabilities and the use and benefits of our solutions. customers typically undertake a significant evaluation and acceptance process, and their subscription decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unplanned administrative, processing and other delays. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term contracts. If we do not realize the sales we expect from potential customers, our revenue and results of operations could be adversely affected.

As we continue to expand sales of our information security solutions to customers located outside the United States, our business increasingly will be susceptible to risks associated with international sales and operations.

We have limited experience operating in international jurisdictions compared to our experience operating in the United States. We expect to increase our presence internationally through additional relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. International revenue, which we define as revenue contracted through non-U.S. entities, contributed approximately 22% of our total revenue in fiscal 2019. Our lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings.

Conducting international operations subjects us to risks that include:

•
the time, resources and expense required for localization of our solutions, including translation of our Internet-based portal interface into other languages, provision of customer support in other languages and creation of localized agreements;

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

The United Kingdom’s withdrawal from the European Union may adversely impact our operations in the United Kingdom and elsewhere.

In June 2016, the United Kingdom, or U.K., held a referendum in which voters approved an exit from the European Union, or EU, commonly referred to as “Brexit,” and in March 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty in areas currently regulated by EU law, such as cross border data transfers. Currently, the most immediate impact on our company may be on certain data transfers from the EU to the U.K., which could impose compliance burdens and cause disruptions to our business. Further, trade, immigration and commercial regulation may be modified during a transition period or permanently, and some of our customers may relocate some or all of their operations to jurisdictions outside of the U.K. in anticipation or as a result of Brexit. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities and solutions.

An inability to expand our key distribution relationships would constrain the growth of our business.

We intend to expand our distribution relationships to increase domestic and international sales. Approximately 8% of our revenue in fiscal 2019 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our information security solutions and adversely affect our revenue growth and financial condition.

Our agreements with our partners generally are non-exclusive, and our partners may have more established relationships with one or more of our competitors. If our partners do not effectively market and sell our solutions, if they choose to place greater emphasis on their own products or services or those offered by our competitors or if they fail to meet our customers’ needs, our ability to expand our business and sell our solutions may be adversely affected. Our business also may suffer from the loss of a substantial number of our partners, the failure to recruit additional partners, any reduction or delay in the sales of our solutions by our partners, or conflicts between sales by our partners and our direct sales and marketing activities. The gross margins to us from sales by our partners generally are lower than gross margins to us from direct sales. In addition, sales by our partners are more likely than direct sales to involve collectability concerns and may contribute to periodic fluctuations in our results of operations.

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

Real or perceived defects, errors or vulnerabilities in our solutions or the failure or perceived failure of our solutions to prevent or detect a security breach could harm our reputation, cause us to lose customers and expose us to costly litigation.

Our solutions are complex and may contain defects or errors that are not detected until after their adoption by our customers. As a result of such defects, our customers may be vulnerable to cyber attacks, and hackers or other threat actors may misappropriate our customers’ data or other assets or otherwise compromise their IT systems. In addition, because the techniques used to access or sabotage IT systems and networks change frequently and generally are not recognized until launched against a target, an advanced attack could emerge that our solutions are unable to detect or prevent. A security breach of proprietary information could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our solutions that could have an adverse effect on our business.

If any of our customers experiences an IT security breach after adopting our solutions, even if our solutions have blocked the theft of any data or provided some form of remediation, the customer could be disappointed with our solutions and could look to our competitors for alternatives to our solutions. In addition, if any enterprise or government entity publicly known to use our solutions is the subject of a publicized cyber attack, some of our other current customers could seek to replace our solutions with those provided by our competitors. Further, our reputation could be damaged if a cyber attack were to occur through a customer's security or network devices, applications or endpoints that we are not contractually obligated to monitor if there is a perception that Secureworks monitors all the affected customer's devices, applications and endpoints. Any real or perceived defects, errors or vulnerabilities in our solutions, or any other failure of our solutions to detect an advanced threat, could result in:

•	expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around the cause of any related vulnerabilities;

•	loss of existing or potential customers or channel partners;

•	delayed or lost revenue;

•	extension of service credits to affected customers, which would reduce our revenue;

•	failure to attain or retain market acceptance of our solutions; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation.
Any person that circumvents our security measures could misappropriate the confidential information or other valuable property of our customers or disrupt their operations. If such an event occurs, affected customers or others may sue us. Defending a lawsuit, regardless of its merit, could be time-consuming and costly. Because our solutions provide and monitor information security and may protect valuable information, we could face liability claims or claims for breach of service level agreements. Provisions in our service agreements that limit our exposure to liability claims may not be enforceable in some circumstances or may not protect us fully against such claims and related costs. Alleviating any of these problems could require significant expenditures by us and result in interruptions to and delays in the delivery of our solutions, which could cause us to lose existing or potential customers and damage our business and prospects.

Cyber attacks or other data security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about us or our workforce, customers or other third parties could harm our business and expose us to costly regulatory enforcement and other liability.

As a well-known information security solutions provider, we are a high-profile target and our websites, networks, information systems, solutions and technologies may be selected for sabotage, disruption or misappropriation by cyber attacks specifically designed to interrupt our business and harm our reputation. Our solutions frequently involve the collection, filtering and logging of our customers’ information and our enterprise operations involve the collection, processing, storage and disposition of our own human resources, intellectual property and other information. Criminal or other threat actors may seek to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third parties, create system disruptions or cause shutdowns. We may experience breaches or other compromises of our information technology systems. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. Breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We rely in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar effects on us.

If our solutions do not interoperate with our customers’ IT infrastructure, our solutions may become less competitive and our results of operations may be harmed.

Our solutions must effectively interoperate with each customer’s existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors and contains multiple generations of products and services that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems and avoid disruptions when we provide software updates or patches to defend against particular vulnerabilities. Ineffective interoperation could increase the risk of a successful cyber attack and violations of our service level agreements, which would require us to provide service credits that would reduce our revenue.

In addition, government entities and other customers may require our solutions to comply with security or other certifications and standards. If our solutions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards before we do, we may be disqualified from selling our solutions to such customers or otherwise may be placed at a competitive disadvantage.

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

Because our solutions process customer data that may contain personal data or other potentially sensitive information, we are or may become subject to federal, state and foreign laws and regulations regarding the privacy and protection of such customer data. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Foreign privacy and data protection laws and regulations can be more restrictive than those in the United States. Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our customers must comply. In addition, the European Council and European Parliament have adopted a data protection regulation, known as the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR includes operational and governance requirements for companies that collect or process personal data of residents of the European Union that differ from or expand upon those previously in place in the European Union. The GDPR also provides for significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, or lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations.

If we are not able to maintain and enhance our brand, our revenue and profitability could be adversely affected.

We believe that maintaining and enhancing the Secureworks brand is critical to our relationships with our existing and potential customers, channel partners and employees and to our revenue growth and profitability. Our brand promotion activities, however, may not be successful. Any successful promotion of our brand will depend on our marketing and public relations efforts, our ability to continue to offer high-quality information security solutions and our ability to differentiate successfully our solutions from the services offered by our competitors.

We believe our association with Dell has helped us to build relationships with many of our customers because of Dell’s globally recognized brand and the favorable market perception of the quality of its products. We have entered into a trademark license agreement with Dell Inc. under which Dell Inc. has granted us a non-exclusive, royalty-free worldwide license to use the trademark “DELL,” solely in the form of “SECUREWORKS-A DELL COMPANY,” in connection with our business and products, services and advertising and marketing materials related to our business. Under the agreement, our use of the Dell trademark in connection with any product, service or otherwise is subject to Dell Inc.’s prior review and written approval, which may be revoked at any time. We must immediately cease use of the licensed trademark generally or in connection with any product, services or materials upon Dell Inc.’s written request. The agreement is terminable at will by either party, and we must cease all use of the Dell trademark upon any such termination. If we discontinue our association with Dell in the future, our ability to attract new customers may suffer.

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

We may make strategic acquisitions of other companies to supplement our internal growth. We could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, especially if the key personnel of any acquired company choose not to work for us. Further, future acquisitions may:

•	involve our entry into geographic or business markets in which we have little or no experience;

•	create difficulties in retaining the customers of any acquired business;

•
result in a delay or reduction of customer sales for both us and the company we acquire because of customer uncertainty about the continuity and effectiveness of solutions offered by either company; and

•	disrupt our existing business by diverting resources and significant management attention that otherwise would be focused on developing our existing business.
To complete an acquisition, we may be required to use a substantial amount of our cash, sell or use equity securities or incur debt to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of our Class A common stock. Any debt financing obtained by us in the future could involve restrictive covenants that will limit our capital-raising activities and operating flexibility. In addition, we may not be able to obtain additional financing on terms favorable to us or at all, which could limit our ability to engage in acquisitions. We may not realize the anticipated benefits of any acquisition we are able to complete. An acquisition also may negatively
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

In fiscal 2019, approximately 76% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 24% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of February 1, 2019, averaged two years in duration. Revenue related to these contracts generally is recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods. As of February 1, 2019, we billed approximately 56% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would have a negative effect on our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new customers must be recognized over the applicable contract term. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.

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

Our revenue and expenses denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. As we expand internationally in accordance with our growth strategy, we will enter into more sales contracts denominated in foreign currencies and incur incremental operating expenses outside the United States. Further, a strengthening of the U.S. dollar could increase the real cost of our solutions and subscriptions to our customers outside the United States, which could adversely affect our non-U.S. sales and results of operations. We do not currently hedge against the risks associated with currency fluctuations, but, as our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies. Any such hedges may be ineffective to protect us fully against foreign currency risk.

Governmental export or import controls could subject us to liability or limit our ability to compete in foreign markets.

Our information security solutions and technologies incorporate encryption technology and may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our customers with international operations from utilizing our solutions and technologies throughout their global systems or prevent the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our customers’ ability to implement, our technologies in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions and technologies by existing customers with international operations, loss of sales to potential customers with international operations and decreased revenue. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties or fail to obtain entry for our technologies into other countries.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and are required to maintain effective disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file with or furnish to the SEC under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. Because of the inherent limitations in our control system, however, misstatements due to error or fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

Earthquakes, fires, power outages, floods, terrorist attacks and other catastrophic events could disrupt our business and ability to serve our customers.

A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, could have a material adverse effect on our business, results of operations or financial condition. Although our four counter threat operations centers are designed to be redundant and to offer seamless backup support in an emergency, we rely on two primary data centers and public cloud providers to sustain our operations. While each of these data centers and public cloud providers are capable of sustaining our operations individually, a simultaneous failure of the centers or public cloud providers could disrupt our ability to serve our customers. In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our customer engagements may suffer. Acts of terrorism or other geopolitical unrest also could cause disruptions in our business or the business of our supply chain, manufacturing vendors or logistics providers. The adverse impacts of these risks may increase if the disaster recovery plans for us and our suppliers prove to be inadequate.

Risks Related to Intellectual Property

We rely in part on patents to protect our intellectual property rights, and if our patents are ineffective in doing so, third parties may be able to use aspects of our proprietary technology without compensating us.

As of February 1, 2019, we owned 28 issued patents and 23 pending patent applications in the United States and four issued patents and two pending patent applications outside the United States. Obtaining, maintaining and enforcing our patent rights is costly and time-consuming. Moreover, any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify or narrow our claims, and even if any of our pending patent applications issues, such patents may not provide us with meaningful protection or competitive advantages, and may be circumvented by third parties. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology.

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

Our business relies in part on non-patented intellectual property rights and proprietary information, such as trade secrets, confidential information and know-how, all of which offer only limited protection to our technology. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in the information technology industry are highly uncertain and evolving. Although we regularly enter into non-disclosure and confidentiality agreements with employees, vendors, customers and other third parties, these agreements may be breached or otherwise fail to prevent disclosure of proprietary or confidential information effectively or to provide an adequate remedy in the event of such unauthorized disclosure. In addition, the existence of our own trade secrets, confidential information and know-how affords no protection against independent discovery or development of such intellectual property by other persons. If our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. Our ability to police that misappropriation or infringement is uncertain, particularly in other countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position.

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

Third parties also may assert infringement claims against our customers relating to our devices or technology. Any of these claims might require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because under specified conditions we agree to indemnify our customers from claims of infringement of proprietary rights of third parties. If any of these claims were to succeed, we might be forced to pay damages on behalf of our customers, which could adversely affect our profitability and harm our reputation in the industry.

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

We became an indirect wholly-owned subsidiary of Dell Inc. and Dell Inc.’s subsidiaries when we were acquired by Dell on February 8, 2011. On October 29, 2013, Dell Inc. was acquired in a going-private transaction by Denali Holding Inc., a holding company that changed its name to Dell Technologies Inc., or Dell Technologies, in August 2016. Upon the completion of the going-private transaction, we became an indirect wholly-owned subsidiary of Dell Technologies. As of February 1, 2019, the principal beneficial owners of Dell Technologies’ outstanding voting securities were Michael S. Dell, the Chairman, Chief Executive Officer and founder of Dell, and investment funds affiliated with Silver Lake Partners, a global private equity firm.

As of February 1, 2019, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 86.4% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

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

In April 2016, in connection with our IPO, we entered into a shared services agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements, real estate-related agreements and commercial agreements with Dell or Dell Technologies, which are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by Dell and Dell Technologies, and therefore may not be representative of the terms we could obtain on a stand-alone basis or in negotiations with an unaffiliated third party. For so long as we are controlled by Dell Technologies, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

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

Our certificate of incorporation, or charter, provides that, except as otherwise agreed in writing between us and Dell Technologies, Dell or Dell Technologies’ other affiliates (other than us or our controlled affiliates), referred to as the Dell Technologies Entities, have no duty to refrain from:

•	engaging in the same or similar activities or lines of business as those in which we are engaged;

•	doing business with any of our customers, customers or vendors; or

•	employing, or otherwise engaging or soliciting for such purpose, any of our officers, directors or employees.

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

To preserve its ability to effect a future tax-free spin-off of our company, or certain other tax-free transactions involving us, Dell Technologies is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. In addition, to preserve its ability to consolidate with us for tax purposes, Dell Technologies generally is required to maintain 80% of the voting power and 80% of the value of our outstanding stock. We have entered into a tax matters agreement with Dell Technologies, that restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Dell Technologies to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code or to cause a deconsolidation of us for tax purposes with respect to the Dell Technologies consolidated group. We also have agreed to indemnify Dell Technologies for any breach by us of the tax matters agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.

Our ability to operate our business effectively may suffer if we are unable to establish in a cost-effective manner our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other agreements with Dell.

As a subsidiary of Dell, we have relied on administrative and other resources of Dell to operate our business. In connection with our IPO, we entered into various agreements to retain the ability for varying periods to use these Dell resources. These services may not be sufficient to meet our needs, and if our agreements with Dell are not renewed by the parties after their initial terms, we may not be able to replace the services at all or obtain them at prices and on terms as favorable as those under our current arrangements with Dell. In such a case, we may need to create our own administrative and other support systems or contract with third parties to replace Dell’s systems. In addition, we also license certain software from third parties used in support of our operations that utilize agreements to which Dell is a party and, as a result, enjoy favorable pricing relative to pricing we may otherwise have received had we negotiated pricing terms separately from Dell. If we no longer are able to utilize the pricing in such agreements, our costs to license such software may increase. Further, we have received informal support from Dell that may not be available under our new agreements, and the level of this informal support may diminish as we become a more independent company. Any significant performance failures affecting our own administrative systems or Dell’s administrative systems on which we rely could result in unexpected costs, adversely affect our results and prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

The trading prices of the securities of technology companies historically have experienced high levels of volatility, and the trading price of our Class A common stock has fluctuated since our IPO and may fluctuate substantially in future periods. The trading price of our Class A common stock could fluctuate as a result of the following factors, among others:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our solutions in protecting against advanced cyber attacks;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in our financial guidance or estimates by securities analysts;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the information security industry in particular;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	fluctuations in the trading volume of our shares or the size of the trading market for our shares held by non-affiliates;

•	litigation involving us, our industry, or both, including disputes or other developments relating to our ability to patent our processes and technologies and protect our other proprietary rights;

•	regulatory developments in the United States and other jurisdictions in which we operate;

•	general economic and political factors, including market conditions in our industry or the industries of our customers;

•	major catastrophic events;

•	sales of large blocks of our Class A common stock; and

•	additions or departures of key employees.
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

The dual-class structure of our common stock may adversely affect the trading price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. The limited ability of holders of our Class A common stock to influence matters requiring stockholder approval may adversely affect the market price of our Class A common stock.

In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, whereas S&P Dow Jones announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Other stock indices might adopt similar requirements in the future. Under the current criteria, our dual-class capital structure makes our Class A common stock ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that track these indices will not invest in our stock. It is unclear what effect, if any, exclusion from the indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies could depress the valuations of public companies excluded from these indices compared to those of other companies that are included.

As a “controlled company” under the marketplace rules of the NASDAQ Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

As of February 1, 2019, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the NASDAQ Stock Market, or NASDAQ, and eligible to rely on exemptions from NASDAQ corporate governance requirements generally obligating listed companies to maintain:

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

As of February 1, 2019, we have outstanding 11,016,076 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. Of these shares, the 8,000,000 shares of Class A common stock that were sold in our IPO are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of February 1, 2019, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.

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

We have qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, since we completed our initial public offering in April 2016. For so long as we remain an emerging growth company, we are permitted and currently intend to rely on the following provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that file periodic reports with the SEC. The JOBS Act provisions:

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 1, 2019, our facilities consisted of our corporate headquarters, four counter threat operations centers, two primary data centers, and various other Dell facilities housing our research and development, marketing and sales functions, and administrative and IT operations support. We either lease these facilities or have the right to use them pursuant to service agreements, either with Dell or with other third parties. As of February 1, 2019, we did not own any facilities.

Our corporate headquarters, as well as one of our counter threat operations centers and one of our data centers, is located in Atlanta, Georgia, where we lease facilities of approximately 141,229 square feet. As of February 1, 2019, we leased or licensed facilities for our other counter threat operations centers in the following locations: Chicago, Illinois; Providence, Rhode Island; and Edinburgh, Scotland. Our employees also operate out of a number of Dell facilities around the globe pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 7—Commitments and Contingencies—Purchase Obligations and Lease Commitments” in our consolidated financial statements included in this report.

As we expand, we intend to lease or license additional sites, either from Dell or other third parties, for counter threat operations centers, sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations.
Item 3. Legal Proceedings

From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of February 1, 2019, we were not subject to any material pending legal proceedings.
Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Class A Common Stock

Our Class A common stock is listed and traded on the NASDAQ Global Select Market under the symbol “SCWX.” There is no public market for our Class B common stock.

Holders

As of March 25, 2019, there were nine holders of record of our Class A common stock and one holder of record of our Class B common stock, which is an indirect wholly-owned subsidiary of Dell Technologies. The number of record holders does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee.

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

Purchases of Equity Securities

On September 27, 2018, the Company announced a stock repurchase program under which the Company is authorized to repurchase up to $15 million of its Class A common stock through September 30, 2019. The following table presents information with respect to purchases of Class A common stock by the Company during the three months ended February 1, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
November 3, 2018 through November 30, 2018	32,398	$15.08	32,398	$13,445,442
December 1, 2018 through December 28, 2018	271,661	15.97	271,661	9,108,268
December 29, 2018 through February 1, 2019	444,221	17.20	444,221	1,468,798
Total	748,280	$16.66	748,280	$1,468,798

On March 26, 2019, our board of directors expanded our stock repurchase program to authorize the repurchase of up to an additional $15 million of Class A common stock from time to time through May 1, 2020.

Use of Proceeds from Initial Public Offering of Class A Common Stock

Proceeds from the Company's April 2016 IPO, net of fees and transaction costs, were approximately $99.6 million. There was no material change in the use, or planned use, of proceeds from our IPO as described in the prospectus for the offering. As of February 1, 2019, the Company's total cash and cash equivalents balances were $129.6 million, which represented cash generated from the normal course of business operations subsequent to the application of the net IPO proceeds. The Company used the net IPO proceeds for working capital and other general corporate purposes, which included financing our growth, developing new solutions and enhancements to our current solutions and funding capital expenditures.
.

Stock Performance Graph

The following graph compares the cumulative total return on the Class A common stock for the period from April 22, 2016, the date on which the Class A common stock began trading on the NASDAQ Global Select Market, through February 1, 2019 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on April 22, 2016 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

	April 22, 2016	February 3, 2017	February 2, 2018	February 1, 2019
Secureworks	$100.00	$75.64	$67.43	$165.07
NASDAQ Composite	100.00	115.50	147.59	148.05
PureFunds ISE Cyber Security ETF	100.00	121.21	137.94	161.01

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

Item 6. Selected Financial Data

The following table presents our selected financial data as derived from audited financial statements as of February 1, 2019 and February 2, 2018 and for the three years ended February 1, 2019 included in this report and our audited financial statements as of February 3, 2017, January 29, 2016 and January 31, 2015 and for the years ended January 29, 2016 and January 31, 2015 not included in this report. The selected financial data presented below should be read in conjunction with our audited financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been if we had operated as a stand-alone public company during the periods presented.

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*	January 29, 2016	January 30, 2015
	(in thousands, except per share data)
Results of Operations:
Net revenue	$518,709	$467,930	$432,751	$339,522	$262,130
Gross margin	$272,592	$242,846	$220,262	$155,713	$117,284
Operating expenses	$321,324	$312,827	$276,141	$261,721	$178,377
Operating loss	$(48,732)	$(69,981)	$(55,879)	$(106,008)	$(61,093)
Net loss	$(39,101)	$(10,417)	$(31,641)	$(72,381)	$(38,490)
Share and Per Share Data
Net loss per share - basic and diluted	$(0.48)	$(0.13)	$(0.41)	$(1.03)	$(0.55)
Weighted average shares outstanding - basic and diluted	80,710	80,280	77,635	70,000	70,000
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

	February 1, 2019	February 2, 2018*	February 3, 2017*	January 29, 2016	January 30, 2015
	(in thousands)
Balance Sheet:
Cash and cash equivalents	$129,592	$101,539	$116,595	$33,422	$6,669
Accounts receivable	$141,344	$157,764	$113,546	$116,357	$70,907
Total assets	$1,036,159	$1,057,081	$1,047,544	$917,785	$862,737
Short-term deferred revenue	$157,865	$137,697	$117,999	$109,467	$82,188
Short-term convertible notes	$—	$—	$—	$27,993	$—
Long-term deferred revenue	$16,064	$14,948	$14,752	$18,352	$11,040
Total stockholder's equity	$692,707	$731,090	$725,455	$588,456	$606,926
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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 as fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Fiscal 2019 and fiscal 2018 each included 52 weeks, while fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

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

Overview

We are a leading global cybersecurity company that protects organizations in the digitally connected world. We combine visibility from thousands of customers, machine learning and automation from our industry-leading SecureWorks Counter Threat PlatformTM, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.

Our mission is to unlock the value of our customers’ security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers’ defenses. We customize the right level of security for each customer's unique situation, which evolves as the customer's organization grows and changes.

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

By aggregating and analyzing data from various sources around the world, our solutions enable organizations to:

•	prevent security breaches by fortifying their cyber defenses,

•	detect malicious activity,

•	respond rapidly to security breaches, and

•	predict emerging threats.

Our solutions leverage the proprietary technologies, processes and extensive expertise in the information security industry, which we have developed over more than 19 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our customer base,

•	deepen our existing customer relationships, and

•	attract and retain top talent.

From April 2009 to February 1, 2019, the number of events processed by our technology platform increased from five billion to as many as 310 billion events per day. Further, our customer base has grown to approximately 4,200 subscription-based customers as of February 1, 2019. This significant growth has required continual investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our near-term profitability.

Key Factors Affecting Our Performance

We believe that our future success will depend on many factors, including the adoption of our solutions by organizations, continued investment in our Counter Threat Platform and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in this report. We operate in a highly competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products, as well as their managed security services. We must continue to efficiently manage our investments and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.

Adoption of Intelligence-Driven Solution Strategy. The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective cyber defense strategy requires the coordinated deployment of multiple products and services tailored to an organization’s specific security needs. Our integrated suite of solutions is designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current customers recognize the mission-critical nature of our intelligence-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.

Investment in Our Platform and Threat Intelligence Research. Our Counter Threat Platform constitutes the core of our intelligence-driven information security solutions. It provides our customers with an integrated perspective and intelligence regarding their network environments and security threats. The platform is augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt our platform to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our platform will contribute to long-term revenue growth, but it may continue to adversely affect our near-term profitability.

Introduction of New Information Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions that protect our customers from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We cannot be certain that we will realize increased revenue from our solutions development initiatives. We believe that our investment in solutions development will contribute to long-term revenue growth, but it may continue to adversely affect our near-term profitability.

Investments in Expanding Our Customer Base and Deepening Our Customer Relationships. To support future sales, we will need to continue to devote resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our sales teams and distribution programs with our channel partners and increasing awareness of our brand. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. Therefore, it may be difficult for us to determine if we are efficiently allocating our resources in this area. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may continue to adversely affect our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing customers. As our customers realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.

Investment in Our People. The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring and retaining qualified information security professionals. Our technology leadership, brand, exclusive focus on information security, customer-first culture, and robust training and development program have enabled us to attract and retain highly-talented professionals with a passion for building a career in the information security industry. These professionals are led by a highly experienced and tenured management team with extensive IT security expertise and a record of developing successful new technologies and solutions to help protect our customers. We will continue to invest in attracting and retaining top talent to support and enhance our information security offerings.

Key Operating Metrics

In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions being provided to all sizes of customers. We have achieved much of this growth by providing solutions to large enterprise customers, which generate substantially more average revenue than our small and medium-sized business, or SMB, customers, and by continually expanding the volume and breadth of the security solutions that we provide to all customers. Execution of this strategy has resulted in steady growth in our average revenue per customer. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.

We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the annual periods then ended:

	February 1, 2019	February 2, 2018	February 3, 2017
Subscription customer base	4,200	4,400	4,400
Total customer base	4,700	5,000	4,900
Monthly recurring revenue (in millions)	$36.2	$35.3	$31.6
Annual recurring revenue (in millions)	$434.1	$423.0	$378.7
Average subscription revenue per customer (in thousands)	$103.3	$95.6	$86.4
Revenue retention rate	89%	96%	98%
Subscription Customer Base. We define our subscription customer base as the number of customers who subscribe to our managed security solutions as of a particular date. We believe that growing our existing customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.
Total Customer Base. We define our total customer base as the number of customers that subscribe to our managed security solutions as well as customers that buy professional and other services from us, as of a particular date.
The increase in our average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our customer composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue. As of February 1, 2019, February 2, 2018, and February 3, 2017, approximately 50%, 44%, and 49%, respectively, of our professional services customers subscribed to our managed security solutions.
Monthly Recurring Revenue. We define monthly recurring revenue as the monthly value of our subscription contracts as of a particular date. Because we use monthly recurring revenue as a leading indicator of future revenue, we include operational backlog. We define operational backlog as the monthly recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our increase in monthly recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing customers. Overall, we expect monthly recurring revenue to continue to grow as we retain and expand our customer base, and as our customers extend the use of our solutions over time.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based customer base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of customers at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including timing of the installation of solutions contracted in prior periods, customer satisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and changing technologies, and consolidation within our customer base.

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

Non-GAAP revenue, non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP earnings (loss) per share and adjusted EBITDA, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating loss or net loss prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

•
Other. Other includes professional fees incurred by us in connection with our IPO. We are excluding this expense for the purpose of calculating the non-GAAP financial measures presented below because we believe the item is outside our ordinary course of business and does not contribute to a meaningful evaluation of our current operating performance or comparisons to our past operating performance.

•
Impact of Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act relates to final tax provision impacts of complying with the U.S. tax reform that was enacted in December 2017, recorded in fiscal 2019, as well as the provisional tax benefit of $27.0 million that was recorded in the fourth quarter of fiscal 2018. For additional information, see “Notes to Consolidated Financial Statements—Note 10—Income and Other Taxes” in our consolidated financial statements included in this report.

•
Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
GAAP revenue	$518,709	$467,930	$432,751
Impact of purchase accounting	—	584	884
Non-GAAP revenue	$518,709	$468,514	$433,635

GAAP gross margin	$272,592	$242,846	$220,262
Amortization of intangibles	13,642	13,642	13,642
Impact of purchase accounting	—	624	1,160
Stock-based compensation expense	780	891	462
Non-GAAP gross margin	$287,014	$258,003	$235,526

GAAP research and development expenses	$87,608	$80,164	$71,030
Stock-based compensation expense	(4,133)	(3,261)	(2,033)
Non-GAAP research and development expenses	$83,475	$76,903	$68,997

GAAP sales and marketing expenses	$141,818	$139,937	$118,235
Stock-based compensation expense	(2,652)	(735)	(1,068)
Non-GAAP sales and marketing expenses	$139,166	$139,202	$117,167

GAAP general and administrative expenses	$91,898	$92,726	$86,876
Amortization of intangibles	(14,094)	(14,095)	(14,094)
Impact of purchase accounting	—	(1,025)	(886)
Stock-based compensation expense	(11,805)	(8,903)	(5,320)
Other	—	—	(1,164)
Non-GAAP general and administrative expenses	$65,999	$68,703	$65,412

GAAP operating income (loss)	$(48,732)	$(69,981)	$(55,879)
Amortization of intangibles	27,736	27,737	27,736
Impact of purchase accounting	—	1,649	2,046
Stock-based compensation expense	19,370	13,790	8,883
Other	—	—	1,164
Non-GAAP operating income (loss)	$(1,626)	$(26,805)	$(16,050)

GAAP net income (loss)	$(39,101)	$(10,417)	$(31,641)
Amortization of intangibles	27,736	27,737	27,736
Impact of purchase accounting	—	1,649	2,046
Stock-based compensation expense	19,370	13,790	8,883
Impact of Tax Cuts and Jobs Act	4,325	(34,993)	—
Other	—	—	1,164
Aggregate adjustment for income taxes	(10,978)	(15,129)	(16,113)
Non-GAAP net income (loss)	$1,352	$(17,363)	$(7,925)

GAAP earnings (loss) per share	$(0.48)	$(0.13)	$(0.41)
Amortization of intangibles	0.34	0.35	0.36
Impact of purchase accounting	—	0.02	0.03
Stock-based compensation expense	0.24	0.17	0.11
Impact of Tax Cuts and Jobs Act	0.05	(0.44)	—
Other	—	—	0.01
Aggregate adjustment for income taxes	(0.13)	(0.19)	(0.21)
Non-GAAP earnings (loss) per share *	$0.02	$(0.22)	$(0.10)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(39,101)	$(10,417)	$(31,641)
Interest and other, net	(2,778)	2,735	(2,490)
Income tax benefit	(6,853)	(62,299)	(21,748)
Depreciation and amortization	41,207	42,171	39,425
Stock-based compensation expense	19,370	13,790	8,883
Impact of purchase accounting	—	584	884
Other	—	—	1,164
Adjusted EBITDA	$11,845	$(13,436)	$(5,523)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

Our Relationship with Dell and Dell Technologies

On February 8, 2011, we were acquired by Dell Inc. On October 29, 2013, Dell was acquired by Dell Technologies Inc. (formerly known as Denali Holding Inc.), a parent holding corporation. For the purposes of the accompanying financial statements, we elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of February 1, 2019 represented approximately 86.4% of our total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of our outstanding common stock.

Since acquiring us in 2011, Dell has provided us with various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided us with the services of a number of its executives and employees. Through the first two quarters of fiscal 2016, the costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. We believe the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Beginning in the third quarter of fiscal 2016, the costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 12—Related Party Transactions” in our consolidated financial statements included in this report.

During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as Secureworks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Consolidated Financial Statements—Note 10—Income and Other Taxes” in our consolidated financial statements included in this report.

As a subsidiary of Dell, we have participated in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. The commercial agreements set the terms and conditions for transactions between Dell and us, while our shared services agreement with Dell sets the terms and conditions for certain administrative functions that continue to be provided by Dell. These agreements generally are effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. As of February 1, 2019, we have established a substantial portion of our stand-alone corporate functions.

Initial Public Offering

On April 27, 2016, we completed our IPO in which we issued and sold 8,000,000 shares of Class A common stock at a price to the public of $14.00 per share. We received net proceeds of $99.6 million from the sale of shares of Class A common stock after deducting $12.4 million of underwriting discounts and commissions and unpaid offering expenses payable by us.

Components of Results of Operations

Revenue

We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of February 1, 2019, averaged approximately two years in duration. The revenue for these deliverables is recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized using an input method over the contract term.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In fiscal 2019, approximately 76% of our revenue was derived from subscription-based solutions, provided under managed security services, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 22%, 16% and 13% of our total net revenue in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Although our international customers are located primarily in Europe, Asia Pacific and Canada, we provided managed security services to customers across 52 countries as of February 1, 2019.

Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.

During the second quarter of fiscal 2019, a significant portion of the contract with Bank of America, N.A., a large customer, was amended and extended for two more years. We expect that, during the term of the extended contract, the mix of services will be different from the mix in prior periods and the total value of services may be lower than in prior periods.

Gross Margin

We operate in a challenging business environment, where the complexity as well as the number of cyber attacks are constantly increasing. Accordingly, initiatives to drive the efficiency of our Counter Threat Platform and the continued training and development of our employees are critical to our long-term success. Gross margin has been and will continue to be affected by these factors as well as others, including the mix of solutions sold, the mix between large and small customers, timing of revenue recognition and the extent to which we expand our counter threat operations centers.

Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide solutions to our customers, as well as perform other critical functions. Also included in cost of revenue are the amortization of equipment and costs associated with hardware provided to customers as part of their subscription services, amortization of technology licensing fees, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may fluctuate.

We operate in a high-growth industry and have experienced significant revenue growth. Accordingly, we expect our gross margin to increase in absolute dollars. We continue to invest in initiatives to drive the efficiency of our business to increase gross margin as a percentage of total revenue. However, as we balance revenue growth and efficiency initiatives, gross margin as a percentage of total revenue may fluctuate from period to period.

Operating Costs and Expenses

Our operating costs and expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses.

•
Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions offerings, including a portion of expenses related to our Counter Threat Unit research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis. R&D expenses also encompass expenses related to the development of prototypes of new solutions offerings and allocated overhead. Our solutions offerings have generally been developed internally. We operate in a competitive and highly technical industry. Therefore, to maintain and extend our technology leadership, we intend to continue to invest in our R&D efforts by hiring more personnel to enhance our existing security solutions and to add complementary solutions.

•
Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include salaries, sales commissions and performance-based compensation benefits and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), customer advocacy events, and other brand-building expenses, as well as allocated overhead.

•
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

Income Tax Expense (Benefit)

Our effective tax benefit rate was 14.9%, 85.7% and 40.7% for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. The change in effective tax rate from fiscal 2018 to fiscal 2019 was primarily attributable to the reduction in the federal statutory rate and certain other provisions related to the Tax Cuts and Jobs Act of 2017, or Tax Cuts and Jobs Act, and non-deductible stock-based compensation expense in fiscal 2019. The change in effective tax rate from fiscal 2017 to fiscal 2018 was primarily attributable to the impact of the Tax Cuts and Jobs Act on the blended federal statutory rate and the required adjustment of our deferred tax assets and liabilities for the new lower federal rate as of the end of fiscal 2018.

We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and us that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Consolidated Financial Statements—Note 10—Income and Other Taxes" in our consolidated financial statements included in this report.

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

The following table summarizes our key performance indicators for the fiscal years ended February 1, 2019 and February 2, 2018.

	Fiscal Year Ended
	February 1, 2019			February 2, 2018*
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$518,709	100.0%	10.9%	$467,930	100.0%
Cost of revenue	$246,117	47.4%	9.3%	$225,084	48.1%
Total gross margin	$272,592	52.6%	12.2%	$242,846	51.9%
Operating expenses	$321,324	61.9%	2.7%	$312,827	66.9%
Operating income (loss)	$(48,732)	(9.4)%	(30.4)%	$(69,981)	(15.0)%
Net income (loss)	$(39,101)	(7.5)%	275.4%	$(10,417)	(2.2)%

Other Financial Information (1)
Non-GAAP revenue	$518,709	100.0%	10.7%	$468,514	100.0%
Non-GAAP gross margin	$287,014	55.3%	11.2%	$258,003	55.1%
Non-GAAP operating expenses	$288,640	55.6%	1.3%	$284,808	60.8%
Non-GAAP operating income (loss)	$(1,626)	(0.3)%	(93.9)%	$(26,805)	(5.7)%
Non-GAAP net income (loss)	$1,352	0.3%	(107.8)%	$(17,363)	(3.7)%
Adjusted EBITDA	$11,845	2.3%	(188.2)%	$(13,436)	(2.9)%
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

Revenue

Net revenue, which we refer to as revenue, increased $50.8 million, or 10.9%, in fiscal 2019, compared with fiscal 2018. On a non-GAAP basis, revenue increased $50.2 million, or 10.7%, in fiscal 2019. This revenue increase resulted primarily from revenue generated by subscription-based solutions, which represented approximately 76% of revenue in fiscal 2019. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 8% in fiscal 2019. Professional services revenue increased to 24% of total revenue in fiscal 2019 from 22% of total revenue in fiscal 2018.

We primarily generate revenue from sales in the United States. However, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $115.1 million in fiscal 2019, from $76.8 million in fiscal 2018. Currently, our international customers are primarily located in Europe, Asia/Pacific, and Canada. We are focused on continuing to grow our international customer base in future periods.

Gross Margin

Our total gross margin increased $29.7 million, or 12.2%, in fiscal 2019. This increase was mainly due to the increase in revenue for fiscal 2019. The gross margin percentage increased 70 basis points to 52.6% in fiscal 2019. The increase in gross margin percentage was mainly driven by efficiencies as we continue to leverage our global service delivery model, and was partially offset by the impact of the growth in professional services revenue, which has lower average gross margins.
Gross margin on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation. On a non-GAAP basis, excluding these adjustments, gross margin increased $29.0 million, or 11.2%, in fiscal 2019.

Operating Expenses

The following table presents information regarding our operating expenses during the fiscal years ended February 1, 2019 and February 2, 2018.

	Fiscal Year Ended
	February 1, 2019			February 2, 2018*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$87,608	16.9%	9.3%	$80,164	17.1%
Sales and marketing	141,818	27.3%	1.3%	139,937	29.9%
General and administrative	91,898	17.7%	(0.9)%	92,726	19.8%
Total operating expenses	$321,324	61.9%	2.7%	$312,827	66.9%

Other Financial Information
Non-GAAP research and development	$83,475	16.1%	8.5%	$76,903	16.4%
Non-GAAP sales and marketing	139,166	26.8%	—%	139,202	29.7%
Non-GAAP general and administrative	65,999	12.7%	(3.9)%	68,703	14.7%
Non-GAAP operating expenses (1)	$288,640	55.6%	1.3%	$284,808	60.8%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

*	Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

Research and Development Expenses. R&D expenses increased $7.4 million, or 9.3%, in fiscal 2019. The increases in R&D expenses was primarily attributable to increased compensation and benefits associated with additional development resources for the continued advancement of our solutions offerings as well as the development of a new application framework. As a percentage of revenue, R&D expenses decreased 20 basis points to 16.9% in fiscal 2019. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 30 basis points to 16.1% in fiscal 2019.

Sales and Marketing Expenses. S&M expenses increased $1.9 million, or 1.3%, in fiscal 2019. As a percentage of revenue, S&M expenses decreased 260 basis points to 27.3% in fiscal 2019. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 290 basis points to 26.8% for fiscal 2019. The decreases in S&M expenses as a percentage of revenue were primarily attributable to increased productivity per sales representative, lower headcount, a decrease in commission expense, and greater leverage on the overall cost base as revenue increased.

General and Administrative Expenses. G&A expenses decreased $0.8 million, or 0.9%, in fiscal 2019. As a percentage of revenue, G&A expenses decreased 210 basis points to 17.7% in fiscal 2019 as a result of operating efficiencies and economies of scale. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 200 basis points to 12.7% in fiscal 2019. The decreases in G&A expenses as a percentage of revenue were primarily attributable to lower headcount as well as a decrease in the use of outside consulting services. In fiscal 2019, we did not incur the G&A expenses for consulting and other professional services that we incurred in fiscal 2018 associated with our implementation of a new enterprise resource planning (ERP) system.

Operating Income (Loss)

Our operating income (loss) decreased to $(49) million for fiscal 2019 from $(70) million in fiscal 2018. As a percentage of revenue, our operating income (loss) decreased to 9.4% in fiscal 2019. Operating income (loss) on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating income (loss) as a percentage of revenue improved to 0.3% in fiscal 2019. The increases in both GAAP and non-GAAP operating income (loss) on a dollar basis and as a percentage of revenue were primarily attributable to improved operating leverage resulting from our continued growth, which was partially offset by research and development investments in our business, including the addition of personnel.

Interest and Other, Net

Interest and other income was $2.8 million in fiscal 2019 compared with an expense of $2.7 million in fiscal 2018. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.

Net Income (Loss)

Our net (loss) of $(39.1) million increased $28.7 million, or 275.4%, in fiscal 2019. The increase in our net loss was attributable to the decreased tax benefit in fiscal 2019 compared with fiscal 2018 related to the Tax Cuts and Jobs Act, which more than offset improved operating results. Net income (loss) on a non-GAAP basis was $1.4 million, an increase of $18.7 million, or 107.8%, from fiscal 2018. The improvement in non-GAAP net income (loss) was attributable to our increased operating leverage as the business grows.

Fiscal 2018 Compared to Fiscal 2017

The following table summarizes our key performance indicators for the fiscal years ended February 2, 2018 and February 3, 2017.

	Fiscal Year Ended
	February 2, 2018*			February 3, 2017*
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$467,930	100.0%	8.1%	$432,751	100.0%
Cost of revenue	$225,084	48.1%	5.9%	$212,489	49.1%
Total gross margin	$242,846	51.9%	10.3%	$220,262	50.9%
Operating expenses	$312,827	66.9%	13.3%	$276,141	63.8%
Operating income (loss)	$(69,981)	(15.0)%	25.2%	$(55,879)	(12.9)%
Net income (loss)	$(10,417)	(2.2)%	(67.1)%	$(31,641)	(7.3)%

Other Financial Information (1)
Non-GAAP revenue	$468,514	100.0%	8.0%	$433,635	100.0%
Non-GAAP gross margin	$258,003	55.1%	9.5%	$235,526	54.3%
Non-GAAP operating expenses	$284,808	60.8%	13.2%	$251,576	58.0%
Non-GAAP operating income (loss)	$(26,805)	(5.7)%	67.0%	$(16,050)	(3.7)%
Non-GAAP net income (loss)	$(17,363)	(3.7)%	119.1%	$(7,925)	(1.8)%
Adjusted EBITDA	$(13,436)	(2.9)%	143.3%	$(5,523)	(1.3)%
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

Revenue

Revenue increased $35.2 million, or 8.1%, for fiscal 2018, which has 52 weeks, compared to fiscal 2017, which had 53 weeks. Adjusting for the additional week in fiscal 2017, revenue would have been $423.8 million, resulting in an increase of $44.1 million, or 10.4%. On a non-GAAP basis, revenue increased $34.9 million, or 8.0%, in fiscal 2018. Adjusting for the additional week in fiscal 2017, non-GAAP revenue would have been $424.7 million, resulting in an increase of approximately $43.8 million, or 10.3%.

This revenue increase resulted primarily from revenue generated by subscription-based solutions, which represented approximately 78% of revenue in fiscal 2018. The number of customers subscribing to such solutions was approximately the same as in fiscal 2017, while existing customers continued to increase their purchases of our solutions. Average recurring revenue per customer increased 10.7% in fiscal 2018. Professional services revenue increased to 22% of total revenue in fiscal 2018 from 20% of total revenue in fiscal 2017. International revenue increased to $76.8 million in fiscal 2018, from $55.2 million in fiscal 2017.

Gross Margin

Our total gross margin increased $22.6 million, or 10.3%, in fiscal 2018. Adjusting for the additional week in fiscal 2017, gross margin increased $27.9 million, or 13.0%. This increase was mainly due to the increase in revenue in fiscal 2018. The gross margin percentage increased 100 basis points to 51.9% in fiscal 2018. The increase in gross margin percentage was mainly driven by efficiencies as we continue to leverage our global service delivery model, partially offset by the impact of the growth in professional services revenue.
Gross margin on a GAAP basis includes amortization of intangible assets and purchase accounting adjustments. On a non-GAAP basis, excluding these adjustments, gross margin increased $22.5 million, or 9.5%, in fiscal 2018.

Operating Expenses
The following table presents information regarding our operating expenses during the fiscal years ended February 2, 2018 and February 3, 2017.

	Fiscal Years Ended
	February 2, 2018*			February 3, 2017*
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$80,164	17.1%	12.9%	$71,030	16.4%
Sales and marketing	139,937	29.9%	18.4%	118,235	27.3%
General and administrative	92,726	19.8%	6.7%	86,876	20.1%
Total operating expenses	$312,827	66.9%	13.3%	$276,141	63.8%

Other Financial Information
Non-GAAP research and development	$76,903	16.4%	11.5%	$68,997	15.9%
Non-GAAP sales and marketing	139,202	29.7%	18.8%	117,167	27.0%
Non-GAAP general and administrative	68,703	14.7%	5.0%	65,412	15.1%
Non-GAAP operating expenses (1)	$284,808	60.8%	13.2%	$251,576	58.0%

(1)	See “"Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

*	Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

Research and Development Expenses. R&D expenses increased $9.1 million, or 12.9% , in fiscal 2018, primarily due to an increase in expenses for engineering resources. As a percentage of revenue, R&D expenses increased 70 basis points to 17.1% in fiscal 2018 as a result of incremental investment in orchestration and automation of threat playbooks in support of our growing Advanced Remediation Management, or ARM, subscription solutions. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 50 basis points to 16.4% in fiscal 2018.

Sales and Marketing Expenses. S&M expenses increased $21.7 million, or 18.4%, in fiscal 2018. As a percentage of revenue, S&M expenses increased 260 basis points to 29.9% in fiscal 2018. The increase for the current fiscal year was primarily attributable to an increase in compensation-related expense related to our investment in additional quota bearing sales resources, solution engineers and other support personnel. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 270 basis points to 29.7% in fiscal 2018.

General and Administrative Expenses. G&A expenses increased $5.9 million, or 6.7%, in fiscal 2018. The increase was primarily attributable to higher third-party consulting costs and increased amortization expense associated with our implementation of new financial systems in the third quarter of fiscal 2018. As a percentage of revenue, G&A expenses decreased 30 basis points to 19.8% in fiscal 2018 as a result of operating efficiencies and economies of scale. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 40 basis points to 14.7% in fiscal 2018.

Operating Income (Loss)

Our GAAP operating income (loss) increased to $(70.0) million in fiscal 2018 from $(55.9) million in fiscal 2017. As a percentage of revenue, our operating income (loss) increased to 15.0% in fiscal 2018. Operating income (loss) on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating income (loss) as a percentage of revenue increased to 5.7% in fiscal 2018. The increases in both GAAP and non-GAAP operating income (loss) on a dollar basis and as a percentage of revenue were driven by investments in research and development and the sales function to support continued growth. These investments more than offset improved gross margins and lower G&A expenses as a percentage of revenue.

Interest and Other, net

Interest and other expense was $2.7 million in fiscal 2018 compared with interest and other income of $2.5 million in fiscal 2017. The change in interest and other primarily reflects the effects of foreign currency translation related to our European operations.
Net Income (Loss)
Our net income (loss) of $(10.4) million improved $21.2 million, or 67.1%, in fiscal 2018. The decrease in net income (loss) was due to the significant increase in the income tax benefit in fiscal 2018 related to the Tax Cut and Jobs Act, partially offset by the increase in operating loss discussed above. Net income (loss) on a non-GAAP basis was $(17.4) million, a decrease of $(9.4) million, or 119.1%, from fiscal 2017. Overall, the increase in non-GAAP net loss in fiscal 2018 was due to the impacts of the operating losses discussed above.
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

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are as follows:

	February 1, 2019	February 2, 2018
	(in thousands)

Cash and cash equivalents	$129,592	$101,539
Accounts receivable, net	$141,344	$157,764

At February 1, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $129.6 million and accounts receivable of $141.3 million. Our cash and cash equivalents balance as of February 1, 2019 included $90.7 million invested in money market funds pending their use in our business.

We invoice our customers based on a variety of billing schedules. During fiscal 2019, on average, 56% of our recurring revenue was billed in advance and approximately 44% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are usually collected over a period of 30 to 120 days. As of February 1, 2019, our accounts receivable decreased compared with February 2, 2018, which reflected improved days sales outstanding ("DSO") due to increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain and continue to take actions to reduce our exposure to credit losses. As of February 1, 2019 and February 2, 2018, the allowance for doubtful accounts was $6.2 million and $8.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances, as well as to the collection of accounts for which we had previously recorded an allowance. Based on our assessment, we believe we are adequately reserved for credit risk.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, has entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of February 1, 2019. Effective as of March 26, 2019, the facility agreement was amended and restated to extend the maturity date to March 26, 2020 and to modify the annual rate at which interest accrues.

Each loan made under the amended and restated credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.50%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of us or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of our company. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.

Cash Flows

	Fiscal Year Ended
	February 1, 2019	February 2, 2018
	(in thousands)
Net change in cash from:
Operating activities	$57,199	$787
Investing activities	(10,200)	(13,819)
Financing activities	(18,946)	(2,024)
Change in cash and cash equivalents	$28,053	$(15,056)

•
Operating Activities — Cash provided by operating activities was $57.2 million in fiscal 2019 and $0.8 million in fiscal 2018. The increase in our operating cash flows was primarily driven by the decrease in accounts receivable due to increased revenues and improved collection rates, partially offset by the overall decrease in our accounts payable and accrued liabilities, as well as by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.

•
Investing Activities — Cash used in investing activities totaled $10.2 million and $13.8 million in fiscal 2019 and fiscal 2018, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure. Additionally, during fiscal 2018, the Company capitalized costs associated with the implementation of its new ERP system.

•
Financing Activities — Cash used in financing activities was $18.9 million in fiscal 2019 and $2.0 million in fiscal 2018. The usage in fiscal 2019 reflected our repurchase of $13.5 million of our Class A common stock pursuant to our stock repurchase program authorized during fiscal 2019, payments of long-term financing arrangements of $3.2 million, including intercompany obligations with a Dell subsidiary of $2.2 million, and employee tax withholding payments of $2.2 million associated with the vesting of stock compensation grants.

	Fiscal Year Ended
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

Contractual Cash Obligations

Contractual cash obligations are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$5,237	$10,636	$10,376	$11,825	$38,074
Purchase obligations	7,277	3,561	—	—	10,838
Credit facilities and other(1)	—	1,000	—	—	1,000
Total	$12,514	$15,197	$10,376	$11,825	$49,912

(1)
Other reflects purchase obligations of annual maintenance services for hardware systems for internal use financed from a related party. See also “Notes to Consolidated Financial Statements—Note 12—Related Party Transactions” in our consolidated financial statements included in this report.

For information about operating leases and purchase obligations, see “Notes to Consolidated Financial Statements—Note 7—Commitments and Contingencies” in our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of February 1, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
Subscription-based arrangements typically include security solutions, the associated hardware appliance, up-front installation fees and maintenance agreements, which are all typically recognized over the life of the related agreement. We have determined that hardware appliances and the related maintenance agreement included in the subscription-based solutions arrangements are incapable of being distinct within the context of the contract as they are required to access the Company's Counter Threat Platform. Moreover, any related installation fees are non-refundable and also incapable of being distinct within the context of the contract. Therefore, we have deemed these arrangements as a single performance obligation within the context of a typical subscription-based arrangement. The revenue for these deliverables is recognized ratably over the contract term, beginning on the date on which service is made available to customers. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.
Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized using an input method over the contract term.
Secureworks reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on, and concurrently with, specific revenue-producing transactions.
We recognize revenue when all of the following criteria are met:

•
Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) we enter into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) payment terms can be identified and collection of substantially all consideration to which we will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer's intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.

•
Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and (ii) distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. When promised goods or services are incapable of being distinct, we account for them as a combined performance obligation. With regard to a typical contract for subscription-based solutions, the performance obligation represents a series of distinct services that will be accounted for as a single performance obligation. In a typical professional services contract, Secureworks has a separate performance obligation associated with each service. We are generally acting as a principal in each subscription-based and professional services arrangement and, thus, recognize revenue on a gross basis.

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

•
Allocation of the transaction price to the performance obligations in the contract—We allocate the transaction price to each performance obligation based on the performance obligation's standalone selling price. Standalone selling price is determined by considering all information available to us, such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, the Company satisfies performance obligation—We recognize revenue over time using a time-elapsed output method to measure progress (i.e., ratable recognition) for the subscription-based performance obligation over the contract term. For any upgraded installation services, which we have determined represent a performance obligation separate from its subscription-based arrangements, revenue is recognized over time using hours elapsed over the service term as an appropriate method to measure progress. For the performance obligation pertaining to professional services arrangements, we recognize revenue over time using an input method based on time (hours or days) incurred to measure progress over the contract term.

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

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We typically use a discounted cash flow model to determine the fair value of the reporting unit. The assumptions used in the model are consistent with those which we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. We have determined that we have a single goodwill reporting unit, and, accordingly, for the quantitative analysis, we compare the fair value of this goodwill reporting unit to its carrying value. For indefinite-lived assets, other than goodwill, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

Based on the results of the annual impairment test, the fair value of our reporting unit exceeded its carrying value and no impairment of goodwill or indefinite-lived intangible assets existed at our test date of November 2, 2018. Subsequently, no events occurred through our February 1, 2019 year end that would indicate an impairment exists.

Stock-Based Compensation. Our compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies Inc., or Dell Technologies. Under the plans, we and, prior to the IPO date, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. Fair value for restricted stock awards and restricted stock units under our plan is based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The annual grant of restricted stock and restricted stock units issued during the fiscal year ended February 1, 2019 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Stock-based compensation expense, net of forfeitures and adjustments for attainment of performance criteria, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. We estimate a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

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

Recently Issued Accounting Pronouncements

Information about recently issued accounting pronouncements is presented in “Notes to Consolidated Financial Statements—Note 2—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of SecureWorks Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of SecureWorks Corp. and its subsidiaries (the “Company”) as of February 1, 2019 and February 2, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2019 and February 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in the year ended February 1, 2019.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 28, 2019

We have served as the Company's auditor since 2014.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	February 1, 2019	February 2, 2018*

ASSETS
Current assets:
Cash and cash equivalents	$129,592	$101,539
Accounts receivable, net	141,344	157,764
Inventories	468	1,030
Other current assets	27,604	40,551
Total current assets	299,008	300,884
Property and equipment, net	35,978	33,457
Goodwill	416,487	416,487
Purchased intangible assets, net	206,448	234,184
Other non-current assets	78,238	72,069
Total assets	$1,036,159	$1,057,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,177	$23,266
Accrued and other	86,495	81,625
Deferred revenue	157,865	137,697
Total current liabilities	260,537	242,588
Long-term deferred revenue	16,064	14,948
Other non-current liabilities	66,851	68,455
Total liabilities	343,452	325,991
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 11,016 and 11,085 issued and outstanding, respectively	110	111
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	884,567	867,411
Accumulated deficit	(176,263)	(137,162)
Accumulated other comprehensive income (loss)	(2,884)	30
Treasury stock, at cost - 819 and 0 shares, respectively	(13,523)	—
Total stockholders' equity	692,707	731,090
Total liabilities and stockholders' equity	$1,036,159	$1,057,081
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*

Net revenue	$518,709	$467,930	$432,751
Cost of revenue	246,117	225,084	212,489
Gross margin	272,592	242,846	220,262
Research and development	87,608	80,164	71,030
Sales and marketing	141,818	139,937	118,235
General and administrative	91,898	92,726	86,876
Total operating expenses	321,324	312,827	276,141
Operating loss	(48,732)	(69,981)	(55,879)
Interest and other, net	2,778	(2,735)	2,490
Loss before income taxes	(45,954)	(72,716)	(53,389)
Income tax benefit	(6,853)	(62,299)	(21,748)
Net loss	(39,101)	(10,417)	(31,641)

Loss per common share (basic and diluted)	$(0.48)	$(0.13)	$(0.41)
Weighted-average common shares outstanding (basic and diluted)	80,710	80,280	77,635

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
Net loss	$(39,101)	$(10,417)	$(31,641)
Foreign currency translation adjustments, net of tax	(2,914)	3,544	(1,993)
Comprehensive loss	$(42,015)	$(6,873)	$(33,634)
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
Cash flows from operating activities:
Net loss	$(39,101)	$(10,417)	(31,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,207	42,171	39,425
Change in fair value of convertible notes	—	—	132
Stock-based compensation expense	19,370	13,790	8,883
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,818)	3,256	(2,225)
Income tax benefit	(6,853)	(62,299)	(21,748)
Excess tax benefit from share-based payment	—	—	(221)
Provision for doubtful accounts	2,356	3,947	2,613
Changes in assets and liabilities:
Accounts receivable	13,750	(48,540)	956
Net transactions with parent	(1,797)	11,024	(15,582)
Inventories	562	917	1,610
Other assets	(7,277)	14,610	(8,507)
Accounts payable	(6,117)	3,302	3,626
Deferred revenue	20,942	19,560	3,934
Accrued and other liabilities	21,975	9,466	11,907
Net cash provided by (used in) operating activities	57,199	787	(6,838)
Cash flows from investing activities:
Capital expenditures	(10,200)	(13,819)	(19,361)
Net cash provided by (used in) investing activities	(10,200)	(13,819)	(19,361)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	(2,208)	(800)	—
Taxes paid on vested restricted shares	(2,207)	(1,224)	—
Purchases of stock for treasury	(13,531)	—	—
Payments on financed capital expenditures	(1,000)	—	—
Proceeds from initial public offering, net	—	—	99,604
Capital contribution from parent, net	—	—	9,547
Excess tax benefit from share-based payment	—	—	221
Net cash provided by (used in) financing activities	(18,946)	(2,024)	109,372
Net (decrease) increase in cash and cash equivalents	28,053	(15,056)	83,173
Cash and cash equivalents at beginning of the period	101,539	116,595	33,422
Cash and cash equivalents at end of the period	$129,592	$101,539	$116,595

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$—	$—	$28,125
Financed capital expenditures	$373	$1,390	$800
Income taxes paid	$1,961	$1,152	$910
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders' Equity
Balances, January 29, 2016	—	$—	70,000	$700	$711,923	$(122,646)	$(1,521)	$—		$588,456
Cumulative effect of adjustment from adoption of ASC 606	—	—	—	—	—	27,542	—	—		27,542
Net loss	—	—	—	—	—	(31,641)	—	—		(31,641)
Other comprehensive (loss) income	—	—	—	—	—	—	(1,993)	—		(1,993)
Issuance of common stock in connection with initial public offering, net of offering costs	8,000	80	—	—	96,246	—	—	—		96,326
Conversion of convertible notes to common stock in connection with initial public offering	2,009	20	—	—	28,105	—	—	—		28,125
Grants of restricted stock awards, net	557	7	—	—	(18)	—	—	—		(11)
Capital contribution from parent, net	—	—	—	—	9,547	—	—	—		9,547
Stock-based compensation	—	—	—	—	8,883	—	—	—		8,883
Excess tax benefit from share-based payment	—	—	—	—	221	—	—	—		221
Balances, February 3, 2017*	10,566	$107	70,000	$700	$854,907	$(126,745)	$(3,514)	$—		$725,455
Net loss	—	—	—	—	—	(10,417)	—	—		(10,417)
Other comprehensive (loss) income	—	—	—	—	—	—	3,544	—		3,544
Vesting of restricted stock units	384	4	—	—	(4)	$—	—	—	—	—
Grants of restricted stock awards, net	284	2	—	—	(2)	$—	—	—		—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(149)	(2)	—	—	(1,280)	—	—	—		(1,282)
Stock-based compensation	—	—	—	—	13,790	—	—	—		13,790
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—		$731,090
Net loss	—	—	—	—	—	(39,101)	—	—		(39,101)
Other comprehensive (loss) income	—	—	—	—	—	—	(2,914)	—		(2,914)
Vesting of restricted stock units	598	5	—	—	(5)	—	—	—		—
Grants of restricted stock awards, net	386	4	—	—	(4)	—	—	—		—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(234)	(2)	—	—	(2,205)	—	—	—		(2,207)
Stock-based compensation	—	—	—	—	19,370	—	—	—		19,370
Shares repurchased	(819)	(8)	—	—	—	—	—	(13,523)		(13,531)
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)		$692,707
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “Secureworks” or the “Company”) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting the Company's customers from cyber attacks. The Company’s mission is to unlock the value of its customers’ security investments by simplifying their complex security operations and amplifying their defenses.

The Company has one primary business activity, which is to provide customers with intelligence-driven information security solutions. The Company’s chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. Accordingly, Secureworks operates its business as a single reportable segment.

On February 8, 2011, the Company was acquired by Dell Inc. (individually and collectively with its consolidated subsidiaries, “Dell” or “Parent”). On October 29, 2013, Dell was acquired by Dell Technologies Inc., formerly known as Denali Holding Inc. (“Dell Technologies”), a parent holding corporation. For the purposes of the accompanying financial statements, the Company elected to utilize pushdown accounting for the acquisition of Dell by Dell Technologies. On April 27, 2016, the Company completed its initial public offering (“IPO”), as further described below. Upon the closing of the IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of February 1, 2019 represented approximately 86.4% of the Company's total outstanding shares of common stock and approximately 98.5% of the combined voting power of both classes of the Company's outstanding common stock.

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

Upon the closing of the IPO, all of the Company's convertible notes automatically converted into 2,008,924 shares of the Class A common stock. For more information regarding the convertible notes see “Note 6—Debt.”

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

For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. Dell also has provided the Company with the services of a number of its executives and employees. For more information regarding the related party transactions, see “Note 12—Related Party Transactions.”

During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See “Note 10—Income and Other Taxes” for more information.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 are referred to as fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Fiscal 2019 and fiscal 2018 included 52 weeks, while fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. As of February 1, 2019 and February 2, 2018, cash and cash equivalents is comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market funds are valued using quoted market prices and are included as Level 1 inputs.

Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Accounts receivable are charged against the allowance for doubtful accounts when deemed uncollectible. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of February 1, 2019 and February 2, 2018, the allowance for doubtful accounts was $6.2 million and $8.2 million, respectively.

Unbilled accounts receivable included in accounts receivable, totaling $13.8 million and $18.1 million as of February 1, 2019 and February 2, 2018, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming fiscal year.

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, depreciation expense was $13.5 million, $14.4 million, and $11.7 million, respectively. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

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

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. The Company used a combination of income (discounted cash flow) and market approach model to determine the fair value of the reporting unit. The assumptions used in the model are consistent with those which the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of the impairment loss, if any. The second step requires the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company has determined that it has a single goodwill reporting unit, and, accordingly, for the quantitative analysis, it compares the fair value of this goodwill reporting unit to its carrying value. For indefinite-lived assets, other than goodwill, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

Deferred Commissions and Deferred Fulfillment Costs. The Company accounts for both costs to obtain a contract for a customer, which are defined as costs that the Company would not have incurred if the contract had not been obtained, and costs to fulfill a contract by capitalizing and systematically amortizing the assets on a basis that is consistent with the transfer to the customer of the goods or services to which the assets relate. These costs generate or enhance resources used in satisfying performance obligations that directly relate to contracts. Applying the practical expedient guidance, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the incremental costs of obtaining contracts that the Company otherwise would have recognized is one year or less.

The Company’s customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company's sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes the deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be seven years) in sales and marketing expenses. These assets are classified as non-current, and included in other non-current assets in the Consolidated Statements of Financial Position. As of February 1, 2019 and February 2, 2018, the amount of deferred commissions included in other non-current assets was $62.9 million and $57.2 million, respectively.

Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company capitalizes and amortizes these fulfillment costs on a straight-line basis over the economic life of the services, or approximately four years, in cost of revenue. As of February 1, 2019 and February 2, 2018, the amount of deferred fulfillment costs included in other non-current assets was $11.0 million and $10.2 million, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation. During the periods presented, Secureworks primarily operated in the United States. For the majority of the Company’s international businesses, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Statements of Operations within interest and other, net. These transaction (losses) gains totaled $1.8 million, $(3.3) million and $2.2 million in the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

Revenue Recognition. Secureworks derives revenue primarily from two sources: (1) subscription revenue related to managed security and threat intelligence solutions; and (2) professional services, including security and risk consulting and incident response solutions.
Subscription-based arrangements typically include security solutions, the associated hardware appliance, up-front installation fees and maintenance agreements, which are all typically recognized over the life of the related agreement. The Company has determined that hardware appliances and the related maintenance agreement included in the subscription-based solutions arrangements are incapable of being distinct within the context of the contract as they are required to access the Company's Counter Threat Platform. Moreover, any related installation fees are non-refundable and also incapable of being distinct within the context of the contract. Therefore, the Company has deemed these arrangements as a single performance obligation within the context of a typical subscription-based arrangement. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

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

As indicated above, the Company has one primary business activity, which is to provide customers with intelligence-driven information security solutions. The Company's chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, the Company is considered to be in a single reportable segment and operating unit structure.

The following table presents revenue by service type (in thousands):

	February 1, 2019	February 2, 2018*	February 3, 2017*
Managed Security Services revenue	$396,130	$365,768	$345,601
Security and Risk Consulting revenue	122,579	102,162	87,150
Total revenue	$518,709	$467,930	$432,751
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Deferred Revenue (Contract Liabilities). Deferred revenue represents amounts contractually billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized as revenue within one year is recorded as short-term deferred revenue and the remaining portion is recorded as long-term deferred revenue.

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

Cost of Revenue. Cost of revenue consists primarily of compensation and related expenses, including salaries, benefits and performance-based compensation for employees who maintain the Counter Threat Platform and provide support services to customers, as well as perform other critical functions. Other expenses include depreciation of equipment and costs associated with maintenance agreements for hardware provided to customers as part of their subscription-based solutions. In addition, cost of revenue includes amortization of technology licensing fees, fees paid to contractors who supplement or support solutions offerings, maintenance fees and overhead allocations.

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Sales and Marketing. Sales and marketing expense includes compensation and related expenses, including salaries, benefits, and performance-based compensation, including sales commissions and related expenses for sales and marketing personnel, marketing and advertising programs, including lead generation, customer advocacy events, other brand-building expenses, and allocated overhead. Advertising costs are expensed as incurred and were $12.6 million, $14.7 million and $12.8 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

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

The Company capitalizes development costs incurred for software and applications to be sold, leased or otherwise marketed after technological feasibility of the software or application is established. Under the Company’s current practice of developing new software, the technological feasibility of the underlying software or application is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Software development costs that have been capitalized to date have been insignificant.

Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statement of Operations in the period that includes the enactment date. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company accounts for the tax impact of including Global Intangible Low Tax Income (“GILTI”) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, Secureworks considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event Secureworks determines all or part of the net deferred tax assets are not realizable in the future, it will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

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

Stock-Based Compensation. The Company’s compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies. Under the plans, the Company, and prior to the IPO, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. Fair value for restricted stock awards and restricted stock units under the Company’s plan is based on the closing price of the Company’s Class A common stock as reported on the NASDAQ Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant the Company must determine the fair value of the underlying

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The Company's annual grant of restricted stock and restricted stock units issued during the fiscal year ended February 1, 2019 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Stock-based compensation expense, net of forfeitures and adjustments for attainment of performance criteria, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

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

Recently Adopted Accounting Pronouncements

Compensation - Stock Compensation. In May 2017, the Financial Accountng Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The Company adopted this guidance during the fiscal year ended February 1, 2019 with no material impact on its consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - A consensus of the FASB Emerging Issues Task Force.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Revenue from Contracts with Customers. The Company adopted ASU 2014-09, “Revenue From Contracts With Customers” (“ASC 606”) effective February 3, 2018 using the full retrospective method. The cumulative effect of the adoption was recognized as a decrease to accumulated deficit of $51.8 million on February 2, 2018 and impacted certain other prior period amounts.

Selected audited consolidated statements of financial position line items which reflect the adoption of ASC 606 are as follows (in thousands):

	February 2, 2018	Adjustments for Adoption of	February 2, 2018
	(as reported)	ASC 606	(as adjusted)
Current assets:
Other current assets	$42,163	$(1,612)	$40,551
Total current assets	302,496	(1,612)	300,884
Other non-current assets	4,677	67,392	72,069
Total assets	$991,301	$65,780	$1,057,081

Current liabilities:
Deferred revenue	$139,632	$(1,935)	$137,697
Total current liabilities	244,523	(1,935)	242,588
Other non-current liabilities	52,681	15,774	68,455
Total liabilities	312,152	13,839	325,991
Stockholders' equity:
Accumulated deficit	(188,936)	51,774	(137,162)
Accumulated other comprehensive (loss) income	(137)	167	30
Total stockholders' equity	$679,149	$51,941	$731,090

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Select audited consolidated statements of operations line items which reflect the retrospective adoption of ASC 606 are as follows (in thousands):

	Fiscal Year Ended February 2, 2018	Adjustments for Adoption of	Fiscal Year Ended February 2, 2018
	(as reported)	ASC 606	(as adjusted)
Net revenue	$467,904	$26	$467,930
Cost of revenue	226,718	(1,634)	225,084
Gross margin	241,186	1,660	242,846
Total operating expenses	324,231	(11,404)	312,827
Operating loss	(83,045)	13,064	(69,981)
Interest and other, net	(2,735)	—	(2,735)
Income tax benefit	(57,703)	(4,596)	(62,299)
Net loss	$(28,077)	$17,660	$(10,417)

Net loss per common share (basic and diluted)	$(0.35)	$0.22	$(0.13)

	Fiscal Year Ended February 3, 2017	Adjustments for Adoption of	Fiscal Year Ended February 3, 2017
	(as reported)	ASC 606	(as adjusted)
Net revenue	$429,502	$3,249	$432,751
Cost of revenue	212,599	(110)	212,489
Gross margin	216,903	3,359	220,262
Total operating expenses	282,856	(6,715)	276,141
Operating loss	(65,953)	10,074	(55,879)
Interest and other, net	2,476	14	2,490
Income tax benefit	(25,264)	3,516	(21,748)
Net loss	$(38,213)	$6,572	$(31,641)

Net loss per common share (basic and diluted)	$(0.49)	$0.08	$(0.41)

Select audited consolidated statement of operations line items which reflect the retrospective adoption of ASC 606 are as follows (in thousands):

	Fiscal Year Ended February 2, 2018	Adjustments for Adoption	Fiscal Year Ended February 2, 2018
	(as reported)	of ASC 606	(as adjusted)
Cash flows from operating activities:
Net loss	$(28,077)	$17,660	$(10,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	3,256	—	3,256
Income tax benefit	(57,703)	(4,596)	(62,299)
Changes in assets and liabilities:
Other assets	27,699	(13,089)	14,610
Deferred revenue	19,585	(25)	19,560
Accrued and other liabilities	9,416	50	9,466
Net cash provided by (used in) operating activities	$787	$—	$787

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended February 3, 2017	Adjustments for Adoption	Fiscal Year Ended February 3, 2017
	(as reported)	of ASC 606	(as adjusted)
Cash flows from operating activities:
Net loss	$(38,213)	$6,572	$(31,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(2,239)	14	(2,225)
Income tax benefit	(25,264)	3,516	(21,748)
Changes in assets and liabilities:
Other assets	(1,724)	(6,783)	(8,507)
Deferred revenue	7,185	(3,251)	3,934
Accrued and other liabilities	11,975	(68)	11,907
Net cash provided by (used in) operating activities	$(6,838)	$—	$(6,838)

Recently Issued Accounting Pronouncements

Intangibles - Goodwill and Other - Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted. Entities may choose to adopt the new guidance prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company beginning with the Company's 2021 fiscal year, with early adoption permitted, and will be applied on a prospective basis. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Leases — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance also makes some changes to lessor accounting and requires additional disclosures about all leasing arrangements.  Companies are required to use a modified retrospective approach, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption.  The Company will adopt this standard for the fiscal year beginning February 2, 2019, and will apply it at the beginning of the period of adoption through a cumulative-effect adjustment to its accumulated deficit.

The Company is continuing to assess the new guidance, but anticipates that the most significant change will be recognition of right-of-use assets and lease liabilities on the Consolidated Statements of Financial Position. The standard will have no impact on the Company’s Consolidated Statements of Cash Flows.

NOTE 3 — LOSS PER SHARE

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

The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
Numerator:
Net loss	$(39,101)	$(10,417)	$(31,641)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,710	80,280	77,635
Loss per common share:
Basic and Diluted	$(0.48)	$(0.13)	$(0.41)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,966	5,096	3,806

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

NOTE 4 — CONTRACT BALANCES AND CONTRACT COSTS

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
Deferred revenue represents the aggregate amount of billing in advance of service delivery. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the fiscal year ended February 1, 2019, on average, approximately half of the Company's recurring revenue was billed in advance. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Changes to the Company's deferred revenue during the fiscal year ended February 1, 2019 are as follows (in thousands):

	As of February 2, 2018*	Upfront payments received and billings during the fiscal year ended February 1, 2019	Revenue recognized during the fiscal year ended February 1, 2019	As of February 1, 2019
Deferred revenue	$152,645	$206,960	$(185,676)	$173,929
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated ("active"); and (ii) the value of services contracted with customers that have not yet been installed ("backlog"). Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point it is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. Additionally, the Company has elected to use the practical expedient to not disclose backlog related to the comparative period under ASC 606-10-65.
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
As of February 1, 2019, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$257,311	$142,575	$82,489	$29,401	$2,846
Performance obligation - backlog	39,086	14,019	14,019	10,937	111
Total	$296,397	$156,594	$96,508	$40,338	$2,957

Deferred Commissions and Fulfillment Costs
The Company capitalizes a significant portion of its commission expense and related fringe benefits earned by its sales personnel, related to the acquisition of new business. Additionally, the Company capitalizes certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. These deferred costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate.
Changes in the balance of total deferred commission and total deferred fulfillment costs during the fiscal year ended February 1, 2019 are as follows (in thousands):

	As of February 2, 2018	Amount capitalized	Amount recognized	As of February 1, 2019
Deferred commissions	$57,229	$19,915	$(14,249)	$62,895
Deferred fulfillment costs	10,163	5,920	(5,110)	10,973

The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the fiscal year ended February 1, 2019.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of February 1, 2019 and February 2, 2018.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test by performing a quantitative assessment of goodwill at the reporting unit level. In performing this quantitative assessment, the Company, using a combination of discounted cash flows and market approach (comparable market prices) to determine fair value of the reporting unit, compared the fair value to its carrying value. The assumptions used in the valuation are consistent with those which the Company believes hypothetical market participants would use. After performing the assessment, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount, which would not indicate a potential impairment. Additionally, through a quantitative assessment using a discounted cash flow model, the Company determined that the fair value of the other indefinite-lived intangible asset exceeded its carrying value. Further, no triggering events have subsequently occurred that would indicate a potential impairment as of February 1, 2019.

Intangible Assets

The Company's intangible assets at February 1, 2019 and February 2, 2018 were as follows:

	February 1, 2019			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(77,152)	$112,366	$189,518	$(63,058)	$126,460
Technology	135,584	(71,620)	63,964	135,584	(57,978)	77,606
Finite-lived intangible assets	325,102	(148,772)	176,330	325,102	(121,036)	204,066
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(148,772)	$206,448	$355,220	$(121,036)	$234,184

Amortization expense related to finite-lived intangible assets was approximately $27.7 million in each of the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. Amortization expense is included within cost of revenue and general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017.

Estimated future pre-tax amortization expense of finite-lived intangible assets as of February 1, 2019 over the next five years and thereafter is as follows:

Fiscal Years	(in thousands)
2020	$27,736
2021	27,736
2022	27,736
2023	27,736
2024	23,491
Thereafter	41,895
Total	$176,330

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 6 — DEBT

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

Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior, unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was extended on the same terms for an additional one-year term ending on April 21, 2018. During fiscal 2019, the facility was amended and restated to extend the maturity date to March 27, 2019 and to reduce the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.15%.
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
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of February 1, 2019 or February 2, 2018.
NOTE 7 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations and Lease Commitments—The Company had various purchase obligations at February 1, 2019 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. The Company also leases land, office buildings and equipment under various operating lease agreements. As of February 1, 2019, the purchase obligations and future minimum payments under the Company's operating leases (in thousands) are as follows:

	Payments Due For
	Operating	Purchase	Credit Facilities
Fiscal Years Ending	Leases	Obligations	and Other (1)	Total
2020	$5,237	$7,277	$—	$12,514
2021	4,446	2,884	500	7,830
2022	6,190	677	500	7,367
2023	5,440	—	—	5,440
2024	4,936	—	—	4,936
2025 and beyond	11,825	—	—	11,825
Total	$38,074	$10,838	$1,000	$49,912

(1)	Reflects purchase obligations of annual maintenance services for hardware systems for internal use from a related party. See also “Note 12—Related Party Transactions.”

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Rent expense under all leases totaled $5.5 million, $4.7 million, and $3.9 million during the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of legal cases at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of February 1, 2019, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.

Customer-based Taxation Contingencies—Various government entities (“taxing authorities”) require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency.

Indemnifications — In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to indemnify its customers from certain losses incurred by the customer as to third-party claims relating to the services performed on behalf of the Company or for certain losses incurred by the customer as to third-party claims arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.

Concentrations — The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, the Company did not have any single customer that represented 10% or more of its revenue during the fiscal period.

NOTE 8 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company is authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors. During the fiscal year ended February 1, 2019, the Company repurchased 819,063 shares of Class A common stock at an average price of $16.52, for an aggregate cost of $13.5 million. As of February 1, 2019, $1.5 million remained available for further purchases under the stock repurchase program.

NOTE 9 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

In connection with the IPO, the Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan became effective on April 18, 2016, and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 12,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers or non-employee directors of the Company or any of its

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. The Company utilizes both authorized and unissued shares to satisfy all shares issued under the 2016 Plan. During fiscal 2019, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 4,000,000 shares, which are now available for grants under the 2016 Plan.
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
During the fiscal years ended February 1, 2019 and February 2, 2018, no stock options were granted to employees or directors. However, the Company recognized $3.7 million, $3.7 million and $2.9 million in compensation expense for the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017, respectively, for previously granted options.
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
The following table summarizes stock option activity and options outstanding and exercisable for the fiscal years ended, and as of, February 1, 2019, February 2, 2018 and February 3, 2017.

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value[1]
					(in thousands)
Balance, January 29, 2016	—	$—
Granted	2,960,419	14.00
Exercised	—	—
Canceled, expired or forfeited	(382,252)	14.00
Balance, February 3, 2017	2,578,167	$14.00
Granted	—	—
Exercised	—	—
Canceled, expired or forfeited	(53,065)	14.00
Balance, February 2, 2018	2,525,102	$14.00
Granted	—	—
Exercised	(9,826)	14.00
Canceled, expired or forfeited	(27,514)	14.00
Balance, February 1, 2019	2,487,762	$14.00	7.23	$6.11	$22,664

Options expected to vest, February 1, 2019	1,262,669	$14.00	7.23	$6.09	$11,503

Options exercisable, February 1, 2019	1,195,367	$14.00	7.23	$6.12	$10,890

(1)
The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company's closing share price of $23.11 as reported on the NASDAQ Global Select Market on February 1, 2019, that would have been received by the option holders had all in-the-money options been exercised as of that date.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The total fair value of options vested was $3.7 million and $3.8 million for the fiscal years ended February 1, 2019 and February 2, 2018, respectively. At February 1, 2019, unrecognized stock-based compensation expense related to stock options was $4.9 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 1.67 years.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Denali Holding Inc. 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's executive officers. Upon the closing of the Company’s IPO, all unvested time-based awards were forfeited and 32,000 vested time-based stock options remained outstanding and 400,001 performance-based options remained unvested and outstanding subject to award terms. During the fiscal year ended February 1, 2019, the 400,001 performance-based options vested with a total fair value of $2.4 million. As of February 1, 2019, 32,000 time-based and 400,001 performance-based stock options remained outstanding. The Company recognized compensation expense related to these awards of $0.5 million, $0.3 million and $0.5 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.
Restricted Stock and Restricted Stock Units
Under the 2016 Plan, a restricted stock award ("RSA") is an award of shares of Class A common stock that may be subject to restrictions on transferability and other restrictions as the compensation committee determines in its sole discretion on the date of grant. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise as the compensation committee may determine. Unless otherwise provided in an award agreement, a grantee who receives restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares of Class A common stock, except that the compensation committee may require any dividends to be withheld and accumulated contingent on vesting of the underlying shares or reinvested in shares of restricted stock.
Under the 2016 Plan, a restricted stock unit ("RSU") represents the grantee’s right to receive a compensation amount, based on the value of the shares of Class A common stock, if vesting criteria or other terms and conditions established by the compensation committee are met. If the vesting criteria or other terms and conditions are met, the Company may settle, subject to the terms and conditions of the applicable award agreement, restricted stock units in cash, shares of Class A common stock or a combination of the two. All award agreements currently outstanding require settlement in shares of Class A common stock.
In connection with the IPO, the Company granted shares of RSAs and RSUs to employees and directors. The fair value of the RSAs and RSUs was $14.00 per share and all will vest over an average service period of four years. During the fiscal years ended February 1, 2019 and February 2, 2018, the Company issued additional restricted stock units to employees at weighted-average fair values per share of $9.78 and $10.40, respectively. The Company's annual grant of restricted stock and restricted stock units issued during the fiscal years ended February 1, 2019 and February 2, 2018 vests ratably over three years and approximately 50% of such awards are subject to performance conditions. Of the 3.3 million restricted stock and restricted stock units outstanding on February 1, 2019, approximately 0.9 million were performance-based awards and 2.4 million were service-based awards. For the fiscal year ended February 1, 2019, approximately 193,000 shares were canceled for the performance-based awards that were tied to fiscal year 2019 results.

The Company recognized compensation expense related to RSAs and RSUs of $15.2 million, $9.8 million and $5.4 million for the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017, respectively. At February 1, 2019, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $20.5 million, which is expected to be recognized over the weighted-average remaining requisite period of 1.93 years.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity for restricted stock and restricted stock units for the fiscal years ended, and as of, February 1, 2019, February 2, 2018 and February 3, 2017.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value[1]
				(in thousands)
Balance, January 29, 2016	—	$—
Granted	2,460,594	13.28
Vested	(2,143)	14.00
Forfeited	(215,965)	14.00
Balance, February 3, 2017	2,242,486	$13.21
Granted	1,134,966	10.40
Vested	(507,196)	13.62
Forfeited	(550,697)	11.46
Balance, February 2, 2018	2,319,559	$12.16
Granted	2,274,508	9.78
Vested	(793,723)	11.99
Forfeited	(453,866)	10.69
Balance, February 1, 2019	3,346,478	$10.84	1.12	$77,337

Restricted stock and restricted stock units expected to vest, February 1, 2019	3,026,353	$10.92	1.23	$69,939

(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company's closing share price of $23.11 as reported on the NASDAQ Global Select Market on February 1, 2019, that would have been received by the restricted stock and restricted stock unit holders had all restricted stock and restricted stock units been issued as of that date.

As of February 1, 2019, restricted stock and restricted stock units representing 3.3 million shares of Class A common stock were outstanding, with an aggregate intrinsic value of $77.3 million based on the Company’s closing stock price as reported on the NASDAQ Global Select Market on February 1, 2019. The total fair value of Secureworks' restricted stock and restricted stock units that vested during the fiscal years ended February 1, 2019 and February 2, 2018 was $9.4 million and $6.9 million, respectively, and the pre-tax intrinsic value was $8.5 million and $4.6 million, respectively.

Stock-based Compensation Expense

The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017. Stock-based compensation expense for the periods prior to the fiscal year ended February 3, 2017 related solely to grants under the Denali Holding Inc. 2013 Stock Incentive Plan awarded to two of the Company’s executive officers.

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in thousands)
Cost of revenue	$780	$891	$462
Research and development	4,133	3,261	2,033
Sales and marketing	2,652	735	1,068
General and administrative	11,805	8,903	5,320
Total stock-based compensation expense	$19,370	$13,790	$8,883

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The tax benefit related to stock-based compensation expense was $4.7 million, $3.3 million, and $3.4 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 respectively.
Long-term Performance Cash Awards

In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive the performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. For the fiscal years ended February 1, 2019 and February 2, 2018, the Company granted approximately $15.7 million and $11.6 million of these awards, respectively, and recognized $6.6 million and $2.9 million of related compensation expense, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The Company matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation, and participants vest immediately in all contributions to the 401(k) Plan. For the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, total expense under this plan was $10.2 million, $10.7 million, and $9.4 million, respectively.

NOTE 10 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 was as follows:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*

Loss before income taxes	$(45,954)	$(72,716)	$(53,389)
Income tax benefit	$(6,853)	$(62,299)	$(21,748)
Effective tax rate	14.9%	85.7%	40.7%

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

The change in the Company's effective income tax rate for the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017 was primarily driven by the decrease in the U.S. corporate income tax rate from 35% to 21% and the impact of the minimum tax on foreign earnings from the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform” or the “Act”) that was enacted in December 2017.

U.S. Tax Reform was enacted in December 2017. GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date. Among other changes, U.S. Tax Reform decreases the U.S. corporate income tax, established a modified territorial system by requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”) and requires a minimum tax on certain future earnings generated by foreign subsidiaries. Due to the complexities involved in accounting for the enactment of U.S. Tax Reform, SEC Staff Accounting Bulletin No. 118 (“SAB 118”) allows companies to record provisional amounts in earnings for the first year following the Act's enactment, with those provisional amounts required to be finalized by the end of that year.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

In accordance with GAAP and SAB 118, the Company recognized a provisional tax benefit in the fourth quarter of the fiscal year ended February 2, 2018 of $27.0 million related to U.S. Tax Reform, primarily attributable to the remeasurement of deferred tax assets and liabilities at the lower statutory rate. This tax benefit was net of an expense estimate of approximately $0.6 million for the impact of the Transition Tax. The Company completed its accounting for the income tax effects of U.S. Tax Reform during the fourth quarter of the fiscal year ended February 1, 2019, and recorded an adjustment to the provisional benefit recognized in fiscal 2018 of approximately $0.4 million due to a change in the remeasurement of a deferred tax liability, and $3.3 million due to the Company’s finalization of the Transition Tax charge. Throughout the fiscal year ended February 1, 2019, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary and final regulatory guidance clarifying certain provisions of U.S. Tax Reform, and the Company anticipates additional regulatory guidance and technical clarifications to be issued. When additional guidance and technical clarifications are issued, the Company will recognize the related tax impact in the quarter in which such guidance is issued. The GILTI provisions of the Act signed into law on December 22, 2017 require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI as a current period cost included in the year incurred.

A reconciliation of the Company's income tax provision to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*

U.S. federal statutory rate	21.0%	33.7%	35.0%
Impact of foreign operations	0.2	0.5	(0.4)
State income taxes, net of federal tax benefit	3.2	2.6	3.8
Research and development credits	4.4	2.1	3.7
Nondeductible/nontaxable items	(4.0)	(2.1)	(1.4)
U.S. Tax Reform	(9.4)	49.5	—
Stock-based compensation	(0.5)	(0.6)	—
Total	14.9%	85.7%	40.7%

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

The benefit for income taxes consists of the following:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
	(in thousands)
Current:
Federal	$(527)	$(20,288)	$(22,470)
State/Local	(421)	(886)	657
Foreign	1,274	80	1,379
Current	326	(21,094)	(20,434)
Deferred:
Federal	(5,930)	(41,825)	(596)
State/Local	(1,132)	(444)	(194)
Foreign	(117)	1,064	(524)
Deferred	(7,179)	(41,205)	(1,314)
Income tax benefit	$(6,853)	$(62,299)	$(21,748)

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
	(in thousands)
Domestic	$(47,523)	$(77,390)	$(55,667)
Foreign	1,569	4,674	2,278
Loss before income taxes	$(45,954)	$(72,716)	$(53,389)

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The components of the Company's net deferred tax balances are as follows:

	February 1, 2019	February 2, 2018*
	(in thousands)
Deferred tax assets:
Deferred revenue	$2,163	$3,441
Provision for doubtful accounts	1,245	1,883
Loss carryforwards	7,531	3,966
Stock-based and deferred compensation	8,468	5,701
Other	2,948	2,803
Deferred tax assets	22,355	17,794
Valuation allowance	(4,742)	(3,966)
Deferred tax assets, net of valuation allowance	17,613	13,828
Deferred tax liabilities:
Property and equipment	(1,842)	(1,347)
Purchased intangible assets	(50,509)	(56,590)
Operating and compensation related accruals	(18,614)	(19,528)
Other	(347)	(14)
Deferred tax liabilities	(71,312)	(77,479)
Net deferred tax liabilities	$(53,699)	$(63,651)

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.

As of February 1, 2019 and February 2, 2018, Secureworks had $4.7 million and $4.0 million of deferred tax assets, respectively, related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of February 1, 2019 and February 2, 2018. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended February 1, 2019 would have been $46.0 million, $5.0 million and $40.9 million, respectively, as a result of the recognition of a valuation allowance that would be recorded on certain deferred tax assets.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

As of February 1, 2019, the Company has cumulative undistributed foreign earnings that would incur some amount of local withholding and state taxes if the earnings are distributed to SecureWorks Corp., which is domiciled in the United States. U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and has determined that it may be repatriating certain unremitted foreign earnings that were previously deemed indefinitely reinvested. As of February 1, 2019, the Company has recorded withholding taxes of $0.3 million related to certain unremitted foreign earnings that may be repatriated.

A reconciliation of the Company's beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in thousands)
Beginning unrecognized tax benefits	$763	$579	$193
Increases related to tax positions of the current year	1,204	285	386
Increases related to tax position of prior years	5,589	—	—
Reductions for tax positions of prior years	(271)	(101)	—
Ending unrecognized tax benefits	$7,285	$763	$579

The Company's net unrecognized tax benefits of $7.5 million, $0.8 million and $0.6 million include amounts reflected in the table above, plus accrued interest and penalties of $0.3 million, $0.0 million, and $0.0 million as of February 1, 2019, February 2, 2018, and February 3, 2017, respectively, and are included in other non-current liabilities in the Consolidated Statements of Financial Position. The net unrecognized tax benefits, if recognized, would increase the Company's income tax benefit and effective income tax benefit rate. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $0.2 million, $0.0 million, and $0.0 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company is also currently under income tax audit in foreign jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred. The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail. In the normal course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

The Company is no longer subject to tax examinations for years prior to fiscal 2012.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 11 — SELECTED FINANCIAL INFORMATION

The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of February 1, 2019 and February 2, 2018.

	Consolidated
	February 1, 2019	February 2, 2018*
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$147,504	$166,010
Allowance for doubtful accounts	(6,160)	(8,246)
Total	$141,344	$157,764
Other current assets:
Income tax receivable	6,853	21,380
Prepaid maintenance and support agreements	10,602	11,826
Prepaid other	10,149	7,345
Total	$27,604	$40,551
Property and equipment, net
Computer equipment	$67,468	$59,754
Leasehold improvements	26,151	19,634
Other equipment	2,978	2,079
Total property and equipment	96,597	81,467
Accumulated depreciation and amortization	$(60,619)	$(48,010)
Total	$35,978	$33,457
Other noncurrent assets
Prepaid maintenance agreements	1,351	956
Deferred tax asset	648	832
Deferred commission and fulfillment costs	73,868	67,392
Other	2,371	2,889
Total	$78,238	$72,069
Accrued and other current liabilities
Compensation	$48,242	$46,046
Intercompany payable, net	15,634	19,580
Other	22,619	15,999
Total	$86,495	$81,625
Other non-current liabilities
Deferred tax liabilities	$54,347	$64,483
Other	12,504	3,972
Total	$66,851	$68,455

* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The allocation between domestic and foreign net revenue is based on the location of the Company’s customers. Net revenue from any single foreign country did not constitute 10% or more of the Company’s net revenue during any of the periods presented. As of February 1, 2019, net property and equipment in Romania represented 13% of the Company's consolidated net property and equipment. As of February 2, 2018, there were no net property and equipment assets in any single foreign country that represented 10% or more of the Company's consolidated net property and equipment.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following tables present net revenue and property, plant and equipment allocated between the United States and international locations. The Company defines international revenue as revenue contracted through non-U.S. entities.

	Fiscal Year Ended
	February 1, 2019	February 2, 2018*	February 3, 2017*
Net revenue
United States	$403,614	$391,159	$375,982
International	115,095	76,771	56,769
Total	$518,709	$467,930	$432,751
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

	February 1, 2019	February 2, 2018
Property and equipment, net
United States	$29,684	$28,587
International	6,294	4,870
Total	$35,978	$33,457

NOTE 12 — RELATED PARTY TRANSACTIONS

Allocated Expenses

For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amount of the charges under the shared services agreement with Dell was $3.7 million, $4.9 million, and $4.4 million for the fiscal years ended February 1, 2019, February 2, 2018 and February 3, 2017, respectively. Management believes that the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements

For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.

The Company purchases certain enterprise hardware systems from Dell Inc. and its wholly-owned subsidiaries in order to provide security solutions to the Company’s customers. The expenses associated with these transactions are intended to approximate arm’s-length pricing pursuant to the Company’s amended and restated master commercial customer agreement with a subsidiary of Dell Inc. that went into effect on August 1, 2015. The Company did not make any direct purchases of systems from Dell for the fiscal years ended February 1, 2019 and February 2, 2018. Purchases of systems from Dell totaled $3.0 million for the fiscal year ended February 3, 2017.

The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $2.7 million, $2.6 million, and $3.6 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), which provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $1.2 million, $1.3 million, and $4.4 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

The Company recognized revenue related to security solutions provided to other subsidiaries of Dell Technologies, consisting of RSA Security LLC and Pivotal Software, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $0.3 million and $0.2 million for the fiscal years ended February 1, 2019 and February 2, 2018, respectively. The Company had no related party revenue from solutions provided to these entities for the fiscal year ended February 3, 2017. Purchases by the Company from these other subsidiaries totaled $0.7 million and $0.1 million during the fiscal year ended February 1, 2019 and February 2, 2018, respectively. The Company had no purchases from these related parties during the fiscal year ended February 3, 2017.

The Company recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenue recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, the Michael and Susan Dell Foundation, and Silver Lake Partners III, L.P. totaled $0.5 million, $0.4 million, and $0.4 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

The Company provides solutions to certain customers whose legal contractual relationship has historically been with Dell rather than Secureworks, although the Company is generally acting as a principal in these arrangements. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such customer contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred, the Company recognized revenue of approximately $59.0 million, $44.7 million, and $39.0 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $16.6 million, $21.1 million, and $22.0 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of February 1, 2019 and February 2, 2018:

	February 1, 2019	February 2, 2018
	(in thousands)
Intercompany payable (in accrued and other)	$15,634	$19,580

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$21,760	$25,229

Net operating loss tax sharing receivable under agreement with Dell (in other current assets)	$6,853	$21,380

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 13 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents selected unaudited Statements of Operations for each quarter of fiscal 2019 and fiscal 2018:

	Fiscal Year 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$126,161	$128,778	$133,060	$130,710
Gross margin	$65,631	$66,230	$70,927	$69,804
Net loss	$(13,819)	$(9,769)	$(3,735)	$(11,778)
Net loss per common share (basic and diluted) (1)	$(0.17)	$(0.12)	$(0.05)	$(0.15)
Weighted-average common shares outstanding (basic and diluted)	80,522	80,839	80,892	80,587
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

	Fiscal Year 2018*
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$113,678	$116,240	$117,101	$120,911
Gross margin	$60,065	$60,333	$61,790	$60,658
Net (loss) income	$(13,277)	$(10,271)	$(9,386)	$22,517
Net (loss) income per common share (basic and diluted) (1)	$(0.17)	$(0.13)	$(0.12)	$0.28
Weighted-average common shares outstanding (basic)	80,056	80,353	80,355	80,357
Weighted-average common shares outstanding (diluted)	N/A	N/A	N/A	80,528
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

NOTE 14 — SUBSEQUENT EVENTS

Effective as of March 27, 2018, SecureWorks, Inc., the Company's wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company has a $30 million senior unsecured revolving credit facility. This facility was scheduled to expire on March 27, 2019. Effective as of March 26, 2019, subsequent to the end of fiscal 2019, the revolving credit agreement was further amended and restated to extend the maturity date to March 26, 2020 and to increase the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.15% to such rate plus 1.50%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.

On March 26, 2019, the Company's board of directors authorized an increase of $15 million to the Company's existing stock repurchase program, under which the Company is authorized to repurchase up to $30 million in total of the Company's Class A common stock through May 1, 2020. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2019	Allowance for doubtful accounts	$8,246	$2,356	$(4,442)	$6,160
2018	Allowance for doubtful accounts	$6,132	$3,947	$(1,833)	$8,246
2017	Allowance for doubtful accounts	$4,484	$2,613	$(965)	$6,132

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2019. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of February 1, 2019.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 1, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a 15(e) and 15d 15(e) under the Exchange Act that occurred during the quarter ended February 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Effective as of March 27, 2018, SecureWorks, Inc., our wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. This facility was set to expire on March 27, 2019. Effective as of March 26, 2019, subsequent to the end of fiscal 2019, the revolving credit agreement was further amended and restated to extend the maturity date to March 26, 2020 and to increase the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.15% to such rate plus 1.50%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. The credit facility and the recent amendment and restatement to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 6—Debt” and “—Note 14—Subsequent Events” in our consolidated financial statements included in this annual report on Form 10-K.

On March 26, 2019, the Company's board of directors authorized an increase of $15 million to the Company's existing stock repurchase program, under which the Company is authorized to repurchase up to $30 million in total of the Class A common stock through May 1, 2020. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors.

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

See “Part I — Item 1 — Business — Executive Officers of Secureworks” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, referred to as the “2019 proxy statement,” which we will file with the SEC on or before 120 days after our 2019 fiscal year end, and which will appear in the 2019 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

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
Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Additional Information— Certain Relationships and Related Transactions.”
Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibits, Financial Schedules

The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of February 1, 2019 and February 2, 2018
Consolidated Statements of Operations for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Consolidated Statements of Comprehensive Loss for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Consolidated Statements of Stockholder's Equity for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Notes to Consolidated Financial Statements
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

10.1.2
Amendment #2 to Shared Services Agreement, dated November 8, 2017, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37748).

10.1.3
Amendment #3 to Shared Services Agreement, dated as of July 11, 2018, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2018) (Commission File No. 001-37748).

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

10.7+
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

10.8.1+
First Amendment to Security Services Customer Master Services Agreement, effective as of November 3, 2017, between Dell USA L.P. and SecureWorks, Inc. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37748).

10.9+
Amended and Restated Master Commercial Customer Agreement, effective as of August 1, 2015, between Dell Marketing L.P. and SecureWorks, Inc. (incorporated by reference to Exhibit 10.9 to the Form S-1) (Registration No. 333-208596).

10.9.1+
Amendment No. 1 to Amended and Restated Master Commercial Customer Agreement, effective as of August 4, 2018, between Dell Marketing L.P. and SecureWorks, Inc. (incorporated by reference to Exhibit10.9.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2018) (Commission File No. 001-37748).

10.10+
Amended and Restated Reseller Agreement, effective as of August 1, 2015, between SecureWorks, Inc., for itself and its subsidiaries, and Dell Inc., for itself and its subsidiaries other than the Company (incorporated by reference to Exhibit 10.10 to the Form S-1) (Registration No. 333-208596).

10.10.1††+
Amendment No. 1 to Amended and Restated Reseller Agreement, dated as of January 23, 2019, between Dell, Inc., for itself and its subsidiaries other than SecureWorks, Inc. and SecureWorks, Inc., for itself and its subsidiaries.

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

10.13
Amended and Restated Revolving Credit Agreement, dated as of March 27, 2018, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2018) (Commission File No. 001-37748).

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

10.19*
Dell Technologies Inc. 2013 Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.8 to Dell Technologies Inc.'s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.20*
Dell Technologies Inc. 2012 Long-Term Incentive Plan (formerly known as Dell Inc. 2012 Long-Term Incentive Plan) as amended and restated as of October 6, 2017 (incorporated by reference to Exhibit 10.4 to Dell Technologies Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2017) (Commission File No. 001-37867).

10.21*	Form of Indemnification Agreement between the Company and each director and executive officer of the Company (incorporated by reference to Exhibit 10.20 to the Form S-1) (Registration No. 333-208596).
10.22*
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2018) (Commission File No. 001-37748).

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

10.29*
SecureWorks Corp. Non-Employee Director Compensation Policy, adopted March 2, 2018 and effective June 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2018) (Commission File No. 001-37748).

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

EXHIBIT INDEX - Continued

Exhibit No.	Description
32.1†††
Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Michael R. Cote
Michael R. Cote
President and Chief Executive Officer
(Duly Authorized Officer)
Date: March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael R. Cote	President, Chief Executive Officer and Director	March 28, 2019
Michael R. Cote	(Principal Executive Officer)

/s/ R. Wayne Jackson	SVP, Chief Financial Officer	March 28, 2019
R. Wayne Jackson	(Principal Financial Officer)

/s/ Teri Miller	Vice President, Chief Accounting Officer	March 28, 2019
Teri Miller	(Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 28, 2019
Michael S. Dell

/s/ Egon Durban	Director	March 28, 2019
Egon Durban

/s/ Pamela Daley	Director	March 28, 2019
Pamela Daley

/s/ Yagyensh C. Pati	Director	March 28, 2019
Yagyensh C. Pati

/s/ Mark J. Hawkins	Director	March 28, 2019
Mark J. Hawkins

/s/ William R. McDermott	Director	March 28, 2019
William R. McDermott

/s/ James M. Whitehurst	Director	March 28, 2019
James M. Whitehurst