Form 10-Q
period 2019-05-03
SecureWorks Corp
filed 2019-06-05
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2019
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
(Registrant’s telephone number, including area code): (404) 327-6339

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SCWX	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 3, 2019, there were 81,520,631 shares of the registrant's common stock outstanding, consisting of 11,520,631 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	May 3, 2019	February 1, 2019

ASSETS
Current assets:
Cash and cash equivalents	$111,176	$129,592
Accounts receivable, net of allowances of $5,851 and $6,160, respectively	135,270	141,344
Inventories, net	632	468
Other current assets	24,852	27,604
Total current assets	271,930	299,008
Property and equipment, net	35,612	35,978
Operating lease right-of-use assets, net	27,192	—
Goodwill	416,487	416,487
Purchased intangible assets, net	199,514	206,448
Other non-current assets	88,265	78,238
Total assets	$1,039,000	$1,036,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,152	$16,177
Accrued and other	63,984	86,495
Short-term deferred revenue	161,493	157,865
Total current liabilities	250,629	260,537
Long-term deferred revenue	15,801	16,064
Operating lease liabilities, non-current	28,101	—
Other non-current liabilities	63,724	66,851
Total liabilities	358,255	343,452
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $.01 par value: 2,500,000 shares authorized; 11,521 and 11,016 issued and outstanding, respectively.	116	110
Common stock - Class B of $.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	882,012	884,567
Accumulated deficit	(184,533)	(176,263)
Accumulated other comprehensive (loss) income	(3,117)	(2,884)
Treasury stock, at cost - 857 and 819 shares, respectively	(14,433)	(13,523)
Total stockholders' equity	680,745	692,707
Total liabilities and stockholders' equity	$1,039,000	$1,036,159

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 3, 2019	May 4, 2018

Net revenue	$132,842	$126,161
Cost of revenue	62,841	60,530
Gross margin	70,001	65,631
Research and development	22,642	22,354
Sales and marketing	38,193	35,670
General and administrative	23,638	25,197
Total operating expenses	84,473	83,221
Operating loss	(14,472)	(17,590)
Interest and other, net	268	505
Loss before income taxes	(14,204)	(17,085)
Income tax benefit	(5,934)	(3,266)
Net loss	$(8,270)	$(13,819)

Loss per common share (basic and diluted)	$(0.10)	$(0.17)
Weighted-average common shares outstanding (basic and diluted)	80,467	80,522

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	May 3, 2019	May 4, 2018
Net loss	$(8,270)	$(13,819)
Foreign currency translation adjustments, net of tax	(233)	(1,570)
Comprehensive loss	$(8,503)	$(15,389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	May 3, 2019	May 4, 2018
Cash flows from operating activities:
Net loss	$(8,270)	$(13,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,365	10,287
Stock-based compensation expense	4,916	4,730
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	70	(377)
Income tax benefit	(5,934)	(3,266)
Provision for doubtful accounts	779	1,492
Changes in assets and liabilities:
Accounts receivable	5,221	9,176
Net transactions with parent	5,850	1,103
Inventories	(164)	360
Other assets	2,747	(2,350)
Accounts payable	8,965	(3,343)
Deferred revenue	3,264	8,668
Accrued and other liabilities	(30,834)	(31,065)
Net cash used in operating activities	(3,025)	(18,404)
Cash flows from investing activities:
Capital expenditures	(7,016)	(2,216)
Net cash used in investing activities	(7,016)	(2,216)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	—	(1,104)
Taxes paid on vested restricted shares	(7,465)	(2,013)
Purchases of stock for treasury	(910)	—
Payments on financed capital expenditures	—	(500)
Net cash used in financing activities	(8,375)	(3,617)

Net decrease in cash and cash equivalents	(18,416)	(24,237)
Cash and cash equivalents at beginning of the period	129,592	101,539
Cash and cash equivalents at end of the period	$111,176	$77,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—	$731,090
Net loss	—	—	—	—	—	(13,819)	—	—	(13,819)
Other comprehensive loss	—	—	—	—	—	—	(1,570)	—	(1,570)
Vesting of restricted stock units	448	4	—	—	(4)	—	—	—	—
Grant of restricted stock awards	386	4	—	—	(4)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(215)	(2)	—	—	(2,011)	—	—	—	(2,013)
Stock-based compensation	—	—	—	—	4,730	—	—	—	4,730
Balances, May 4, 2018	11,704	$117	70,000	$700	$870,122	$(150,981)	$(1,540)	$—	$718,418
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(8,270)	—	—	(8,270)
Other comprehensive loss	—	—	—	—	—	—	(233)	—	(233)
Vesting of restricted stock units	817	8	—	—	(8)	—	—	—	—
Grant of restricted stock awards	122	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(396)	(4)	—	—	(7,461)	—	—	—	(7,465)
Stock-based compensation	—	—	—	—	4,916	—	—	—	4,916
Shares repurchased	(38)	—	—	—	—	—	—	(910)	(910)
Balances, May 3, 2019	11,521	$116	70,000	$700	$882,012	$(184,533)	$(3,117)	$(14,433)	$680,745

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
On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies Inc. ("Dell Technologies"), a parent holding corporation, owned, indirectly through Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell") and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of May 3, 2019 represented approximately 85.9% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.
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
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The costs of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the charges for these services and related party transactions, see "Note 11—Related Party Transactions."
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 10—Income and Other Taxes" for more information.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair statement have been included. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended February 1, 2019 included in Part II, Item 8 of the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2019 (the "Annual Report").
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending January 31, 2020 and the fiscal year ended February 1, 2019 as fiscal 2020 and fiscal 2019, respectively. Both fiscal 2020 and fiscal 2019 have 52 weeks, and each quarter has 13 weeks.

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
Recently Adopted Accounting Pronouncements
Leases—The Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," effective February 2, 2019. Accounting Standards Codification ("ASC") 842 "Leases" requires lessees to recognize operating lease right-of-use ("ROU") assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 using the modified retrospective method and utilized the optional transition method under which the Company will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative period presented. In addition, Secureworks elected the package of practical expedients permitted under the transition guidance which permits the following: a) carry forward the historical lease classification, b) not separate lease components from non-lease components within the Company's facility lease contracts, c) not present comparative periods but rather record a cumulative catch-up during fiscal 2020, and d) allow the Company to elect, by asset class, not to record on the balance sheet a lease whose term is twelve months or less including reasonably certain renewal options. As a result of the adoption for the fiscal year beginning February 2, 2019, the Company recorded initial operating lease ROU assets and operating lease liabilities, all related to real estate, of $28.0 million and $31.8 million, respectively.
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting ASC 842, there have been no significant changes to the Company’s significant accounting policies as of and for the three months ended May 3, 2019, as compared to the significant accounting policies described in the Annual Report.
Leases—The Company determines if any arrangement is, or contains, a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Secureworks is the lessee in a lease contract when the Company obtains the right to control the asset. Operating leases are included in the line items operating lease right-of-use assets, net; accrued and other; and operating lease liabilities, non-current in the condensed consolidated statements of financial position. Leases with a lease term of 12 months or less at inception are not recorded in the condensed consolidated statements of financial position and are expensed on a straight-line basis over the lease term in the condensed consolidated statements of operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company's leases do not provide an implicit interest rate, Secureworks uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When the Company's contracts contain lease and nonlease components, the Company accounts for both components as a single lease component. Refer to "Note 7 —Leases" for further discussion.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTE 2 — LOSS PER SHARE
Loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any share-based awards that may be anti-dilutive. Diluted loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because the Class A common stock and the Class B common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2019	May 4, 2018
Numerator:
Net loss	$(8,270)	$(13,819)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,467	80,522

Loss per common share:
Basic and Diluted	$(0.10)	$(0.17)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,456	5,531

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's managed security subscription-based solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional services, the arrangement is typically structured as separate performance obligations over the contract period and recognized over a duration of less than one year.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents revenue by service type (in thousands):

	Three Months Ended
	May 3, 2019	May 4, 2018
Managed Security Solutions revenue	$99,098	$98,700
Security and Risk Consulting revenue	33,744	27,461
Total revenue	$132,842	$126,161

Deferred revenue represents the aggregate amount of billing in advance of service delivery. Therefore, the Company invoices its customers based on a variety of billing schedules. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. During the three months ended May 3, 2019, on average, approximately half of the Company's recurring revenue was billed in advance. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the three months ended May 3, 2019 and May 4, 2018 are as follows (in thousands):

	As of February 1, 2019	Upfront payments received and billings during the three months ended May 3, 2019	Revenue recognized during the three months ended May 3, 2019	As of May 3, 2019
Deferred revenue	$173,929	$87,863	$(84,498)	$177,294

	As of February 2, 2018*	Upfront payments received and billings during the three months ended May 4, 2018	Revenue recognized during the three months ended May 4, 2018	As of May 4, 2018
Deferred revenue	$152,645	$77,262	$(68,281)	$161,626
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated ("active"); and (ii) the value of services contracted with customers that have not yet been installed ("backlog"). Backlog is not recorded in revenue, deferred revenue or elsewhere in the condensed consolidated financial statements until the Company establishes a contractual right to invoice, at which point it is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
The Company expects that the amount of backlog relative to the total value of its contracts will change from year to year due to several factors, including the amount invoiced at the beginning of the contract term, the timing and duration of the Company's customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, fluctuations in backlog are not always a reliable indicator of future revenues.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of May 3, 2019, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$256,819	$145,550	$81,633	$27,545	$2,091
Performance obligation - backlog	36,949	13,089	12,903	10,608	349
Total	$293,768	$158,639	$94,536	$38,153	$2,440

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended May 3, 2019 are as follows (in thousands):

	As of February 1, 2019	Amount capitalized	Amount recognized	As of May 3, 2019
Deferred commissions	$62,895	$3,884	$(3,914)	$62,865
Deferred fulfillment costs	10,973	1,570	(1,362)	11,181

	As of February 2, 2018*	Amount capitalized	Amount recognized	As of May 4, 2018
Deferred commissions	$57,229	$3,996	$(3,463)	$57,762
Deferred fulfillment costs	10,163	1,672	(1,200)	10,635
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three months ended May 3, 2019.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of May 3, 2019 and February 1, 2019.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2019 by performing a quantitative assessment of goodwill at the reporting unit level. In performing this quantitative assessment, the Company, using a combination of discounted cash flows and market approach (comparable market prices) to determine fair value of the reporting unit, compared the fair value to its carrying value. The assumptions used in the valuation are consistent with those which the Company believes hypothetical market participants would use. On a quarterly basis, between each annual impairment test, the Company assesses various quantitative and qualitative factors that may be indicative of an impairment. Based on the Company's most recent evaluation, there were no indications of a potential impairment as of May 3, 2019.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
The Company's intangible assets as of May 3, 2019 and February 1, 2019 were as follows:

	May 3, 2019			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(80,676)	$108,842	$189,518	$(77,152)	$112,366
Technology	135,584	(75,030)	60,554	135,584	(71,620)	63,964
Finite-lived intangible assets	325,102	(155,706)	169,396	325,102	(148,772)	176,330
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(155,706)	$199,514	$355,220	$(148,772)	$206,448

Amortization expense related to finite-lived intangible assets was approximately $6.9 million for each of the three months ended May 3, 2019 and May 4, 2018. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended May 3, 2019 and May 4, 2018.
NOTE 5 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was extended on the same terms for successive one-year terms ending on March 27, 2019. During the three months ended May 3, 2019, the facility was amended and restated to extend the maturity date to March 26, 2020 and to increase the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.50%. All other terms remained substantially the same.
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
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of May 3, 2019 or February 1, 2019.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of May 3, 2019, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Customer-based Taxation Contingencies—Various government entities ("taxing authorities") require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no customer that represented 10% or more of its net revenue for the three months ended May 3, 2019 or May 4, 2018.
NOTE 7 — LEASES
The Company recorded operating lease costs of approximately $1.4 million for the three months ended May 3, 2019. The Company also incurred short-term and variable lease costs of $0.4 million and $0.3 million, respectively, for the three months ended May 3, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million during the three months ended May 3, 2019.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 3, 2019
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	5.32%

The following table summarizes the maturity of the Company's operating lease liabilities as of May 3, 2019 (in thousands):

Fiscal Years Ending
2020	$3,933
2021	4,795
2022	6,534
2023	5,790
2024	5,230
Thereafter	11,824
Total operating lease payments	$38,106
Less imputed interest	(7,228)
Total operating lease liabilities	$30,878

The Company's leases have remaining lease terms of 1 year to 8 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
Disclosure related to periods prior to adoption of the new lease standard
As of February 1, 2019, the Company had the following future minimum lease payments under non-cancelable leases prior to the adoption of the new lease standard:

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fiscal Years Ending	February 1, 2019
2020	$5,237
2021	4,446
2022	6,190
2023	5,440
2024	4,936
Thereafter	11,825
Total operating lease payments	$38,074

NOTE 8 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company is authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company's Class A common stock through May 1, 2020. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors. During the three months ended May 3, 2019, the Company repurchased 38,380 shares of Class A common stock at an average price of $23.72, for an aggregate cost of $0.9 million. As of May 3, 2019, $15.6 million remained available for further purchases under the stock repurchase program.
NOTE 9 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") effective April 18, 2016. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. During Fiscal 2019, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 4,000,000 shares.
Under the 2016 Plan, the Company granted 1,158,276 and 1,602,953 restricted stock units during the three months ended May 3, 2019 and May 4, 2018, respectively. The Company granted 175,000 and 405,000 restricted stock awards during the three months ended May 3, 2019 and May 4, 2018, respectively. The annual restricted stock unit and restricted stock awards granted during fiscal 2020 and fiscal 2019 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
In March 2017, the Company began granting long-term performance cash awards to certain employees under the 2016 Plan. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three months ended May 3, 2019 and May 4, 2018, the Company granted $6.6 million and $15.7 million, respectively, of these awards. The Company recognized $1.7 million and $1.5 million of related compensation expense for the three months ended May 3, 2019 and May 4, 2018, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three months ended May 3, 2019 and May 4, 2018 was as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2019	May 4, 2018

Loss before income taxes	$(14,204)	$(17,085)
Income tax benefit	$(5,934)	$(3,266)
Effective tax rate	41.8%	19.1%

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
Our effective tax benefit rate was 41.8% and 19.1% for the three months ended May 3, 2019 and May 4, 2018, respectively. The change in the Company's effective income tax rate for the three months ended May 3, 2019 compared with the effective income tax rate for the three months ended May 4, 2018 was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense. The Company’s effective tax rate for the three months ended May 3, 2019 also includes the discrete impact of approximately $2.2 million relating to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a higher actual tax deduction than was deducted for financial reporting purposes.
As of May 3, 2019 and February 1, 2019, the Company had $4.8 million and $4.7 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of May 3, 2019 and February 1, 2019. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended May 3, 2019 would have been $14.2 million, $0.3 million and $13.9 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets as well as certain attributes from the U.S. Tax Reform Act that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of May 3, 2019 and February 1, 2019, the Company had $14.1 million and $6.9 million, respectively, of a net operating loss tax receivable from Dell. The Company had $7.6 million and $7.5 million of unrecognized tax benefits as of May 3, 2019 and February 1, 2019, respectively.
NOTE 11 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. or its wholly-owned subsidiaries. The total amounts of the charges under the shared services agreement with Dell were $1.6 million and $1.1 million for the three months ended May 3, 2019 and May 4, 2018, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

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
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $1.4 million and $0.7 million for the three months ended May 3, 2019 and May 4, 2018, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.8 million and $0.3 million and for the three months ended May 3, 2019 and May 4, 2018, respectively.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc and Boomi, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $26 thousand and $0.1 million for the three months ended May 3, 2019 and May 4, 2018, respectively. Purchases by the Company from these subsidiaries totaled $56 thousand and $28 thousand for the three months ended May 3, 2019 and May 4, 2018, respectively.
The Company recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, a related party, and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $0.1 million for both the three months ended May 3, 2019 and May 4, 2018.
The Company provides solutions to certain customers whose contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, as described in "Note 1—Description of the Business and Basis of Presentation," many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.8 million and $12.7 million for the three months ended May 3, 2019 and May 4, 2018, respectively.
As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $3.3 million and $5.0 million and for the three months ended May 3, 2019 and May 4, 2018, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of May 3, 2019 and February 1, 2019. The Company settles in cash its related party balances with Dell on a quarterly basis.

	May 3, 2019	February 1, 2019
	(in thousands)
Intercompany payable (in accrued and other)	$21,051	$15,634

Accounts receivable from customers under reseller agreements with Dell (included in accounts receivable, net)	$22,166	$21,760

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at May 3, 2019 and in "Other current assets" at February 1, 2019)	$14,073	$6,853

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of May 3, 2019 and February 1, 2019 were as follows:

	May 3, 2019	February 1, 2019
	Level 1	Level 1
	(in thousands)
Cash equivalents - Money Market Funds	$66,075	$90,673

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 1, 2019 included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 28, 2019, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending January 31, 2020 and the fiscal year ended February 1, 2019 as fiscal 2020 and fiscal 2019, respectively. Fiscal 2020 and fiscal 2019 each have 52 weeks, and each quarter has 13 weeks. All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
Except where the context otherwise requires or where otherwise indicated, (1) all references to "Secureworks," "we," "us," "our" and "our Company" in this management's discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to "Dell" refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to "Dell Technologies" refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.
Overview
We are a leading global provider of intelligence-driven information security solutions singularly focused on protecting our customers from cyber attacks. We combine visibility from thousands of customers, machine learning and automation from our industry-leading SecureWorks Counter Threat PlatformTM, and actionable insights from our team of elite researchers and analysts to create a powerful network effect that provides increasingly strong protection for our customers. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.
Our mission is to unlock the value of our customers' security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of "point" products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers' defenses. We customize the right level of security for each customer's unique situation, which evolves as the customer's organization grows and changes.
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
Our solutions leverage the proprietary technologies, processes and extensive expertise and knowledge of the tactics, techniques, and procedures of the adversary that we have developed over more than 19 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our customer base,

•	deepen our existing customer relationships, and

•	attract and retain top talent.
Our intelligence-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security services, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect and effectively remediate threats quickly. Threat intelligence, which is typically deployed as part of our managed security services, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact. In addition to these solutions, we also offer a variety of professional services, which include security and risk consulting and incident response. Through security and risk consulting, we advise customers on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation. We continuously evaluate potential investments and acquisitions of businesses, services and technologies that could complement our existing offerings. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our customers' evolving needs and help them secure themselves against cyber attacks.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2020, approximately 75% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
Key Operating Metrics
In recent years, we have experienced broad growth across our portfolio of intelligence-driven information security solutions being provided to all sizes of customers. We have achieved much of this growth by providing solutions to large enterprise customers, which generate substantially more average revenue than our small and medium-sized business, or SMB, customers and by continually expanding the volume and breadth of the security solutions that we provide to all customers. This has resulted in steady growth in our average revenue per customer. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	May 3, 2019	May 4, 2018
Subscription customer base	4,100	4,400
Total customer base	4,600	4,900
Monthly recurring revenue (in millions)	$36.1	$35.5
Annual recurring revenue (in millions)	$433.0	$425.9
Average subscription revenue per customer (in thousands)	$104.9	$97.6
Revenue retention rate	99%	100%
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

Annual and Monthly Recurring Revenue. We define recurring revenue as the value of our subscription contracts as of a particular date. Because we use recurring revenue as a leading indicator of future annual revenue, we include operational backlog. We define operational backlog as the recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our increase in recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing customers, as well as by growth in our customer base. Overall, we expect both annual and monthly recurring revenue to continue to grow as we retain and expand our customer base, and as our customers extend the use of our solutions over time.

Average Subscription Revenue Per Customer. The increase in our average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our customer composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based customer base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of customers at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including the timing of solution installations and customer renewal rates.
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

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in thousands)
GAAP and non-GAAP revenue	$132,842	$126,161

GAAP gross margin	$70,001	$65,631
Amortization of intangibles	3,410	3,410
Stock-based compensation expense	260	269
Non-GAAP gross margin	$73,671	$69,310

GAAP research and development expenses	$22,642	$22,354
Stock-based compensation expense	(1,176)	(1,031)
Non-GAAP research and development expenses	$21,466	$21,323

GAAP sales and marketing expenses	$38,193	$35,670
Stock-based compensation expense	(781)	(621)
Non-GAAP sales and marketing expenses	$37,412	$35,049

GAAP general and administrative expenses	$23,638	$25,197
Amortization of intangibles	(3,524)	(3,524)
Stock-based compensation expense	(2,699)	(2,809)
Non-GAAP general and administrative expenses	$17,415	$18,864

GAAP operating income (loss)	$(14,472)	$(17,590)
Amortization of intangibles	6,934	6,934
Stock-based compensation expense	4,916	4,730
Non-GAAP operating income (loss)	$(2,622)	$(5,926)

GAAP net income (loss)	$(8,270)	$(13,819)
Amortization of intangibles	6,934	6,934
Stock-based compensation expense	4,916	4,730
Aggregate adjustment for income taxes	(5,467)	(2,391)
Non-GAAP net income (loss)	$(1,887)	$(4,546)

GAAP earnings (loss) per share	$(0.10)	$(0.17)
Amortization of intangibles	0.09	0.09
Stock-based compensation expense	0.06	0.06
Aggregate adjustment for income taxes	(0.07)	(0.03)
Non-GAAP earnings (loss) per share *	$(0.02)	$(0.06)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(8,270)	$(13,819)
Interest and other, net	(268)	(505)
Income tax benefit	(5,934)	(3,266)
Depreciation and amortization	10,365	10,287
Stock-based compensation expense	4,916	4,730
Adjusted EBITDA	$809	$(2,573)

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of May 3, 2019 represented approximately 85.9% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.
As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
During the periods presented in the condensed consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expect to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements —Note 10—Income and Other Taxes" in our condensed consolidated financial statements included in this report.
Additionally, we participate in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. These agreements generally were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
Components of Results of Operations
Revenue
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of May 3, 2019, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2020, approximately 75% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 25% of our total net revenue in the first quarter of fiscal 2020 and 20% of our total net revenue in the first quarter of fiscal 2019. Although our international customers are located primarily in the United Kingdom, Japan, and Canada, we provided managed security services to customers across 53 countries as of May 3, 2019.
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
Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide solutions to our customers, as well as perform other critical functions. Also included in cost of revenue are amortization of equipment and costs associated with hardware provided to customers as part of their subscription services, amortization of technology licensing fees, amortization of intangible assets, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may fluctuate.
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

▪
Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions offerings, including a portion of expenses related to our threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis. R&D expenses also encompass expenses related to the development of prototypes of new solutions offerings and allocated overhead. Our customer solutions have generally been developed internally. We operate in a competitive and highly technical industry. Therefore, to maintain and extend our technology leadership, we intend to continue to invest in our R&D efforts by hiring more personnel to enhance our existing security solutions and to add complementary solutions.

•
Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include salaries, sales commissions and performance-based compensation, benefits and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), customer advocacy events, and other brand-building expenses, as well as allocated overhead. As we continue to grow our business, both domestically and internationally, we will invest in our sales capability, which will increase our sales and marketing expenses in absolute dollars.

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
Income Tax Benefit
Our effective tax benefit rate was 41.8% and 19.1% for the three months ended May 3, 2019 and May 4, 2018, respectively. The change in the Company's effective income tax rate for the three months ended May 3, 2019 compared with the effective income tax rate for the three months ended May 4, 2018 was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see "Notes to Condensed Consolidated Financial Statements—Note 10—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations

The following tables summarize our key performance indicators for the three months ended May 3, 2019 and May 4, 2018.

	Three Months Ended
	May 3, 2019			May 4, 2018
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$132,842	100.0%	5.3%	$126,161	100.0%
Cost of revenue	$62,841	47.3%	3.8%	$60,530	48.0%
Total gross margin	$70,001	52.7%	6.7%	$65,631	52.0%
Operating expenses	$84,473	63.6%	1.5%	$83,221	66.0%
Operating income (loss)	$(14,472)	(10.9)%	(17.7)%	$(17,590)	(13.9)%
Net income (loss)	$(8,270)	(6.2)%	(40.2)%	$(13,819)	(11.0)%

Other Financial Information (1)
Non-GAAP net revenue	$132,842	100.0%	5.3%	$126,161	100.0%
Non-GAAP cost of revenue	$59,171	44.5%	4.1%	$56,851	45.1%
Non-GAAP gross margin	$73,671	55.5%	6.3%	$69,310	54.9%
Non-GAAP operating expenses	$76,293	57.4%	1.4%	$75,236	59.6%
Non-GAAP operating loss	$(2,622)	(2.0)%	(55.8)%	$(5,926)	(4.7)%
Non-GAAP net loss	$(1,887)	(1.4)%	(58.5)%	$(4,546)	(3.6)%
Adjusted EBITDA	$809	0.6%	(131.4)%	$(2,573)	(2.0)%
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

Three months ended May 3, 2019 compared to the three months ended May 4, 2018
Revenue
Net revenue, which we refer to as revenue, increased $6.7 million, or 5.3%, for the three months ended May 3, 2019. The revenue increase resulted primarily from revenue generated by professional services, including the Company's incident response and other long-term consulting arrangements. Revenue attributable to our subscription-based solutions represented approximately 74.6% of total revenue for the three months ended May 3, 2019. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 7% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $3.3 million and $5.0 million for the three months ended May 3, 2019 and May 4, 2018, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended May 3, 2019, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $32.5 million, or 25.9%, from the three months ended May 4, 2018. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Our total gross margin increased $4.4 million, or 6.7%, for the three months ended May 3, 2019. As a percentage of revenue, our gross margin increased 70 basis points to 52.7% for the three months ended May 3, 2019. Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $4.4 million, or 6.3%, for the three months ended May 3, 2019. As a percentage of revenue, our non-GAAP gross margin increased 60 basis points to 55.5% for the three months ended May 3, 2019. The increase in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three months ended May 3, 2019 was primarily attributable to improvement in both our subscription-based solutions and professional services margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies.
Operating Expenses

The following table presents information regarding our operating expenses during the three months ended May 3, 2019 and May 4, 2018.

	Three Months Ended
	May 3, 2019			May 4, 2018
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$22,642	17.0%	1.3%	$22,354	17.7%
Sales and marketing	38,193	28.8%	7.1%	35,670	28.3%
General and administrative	23,638	17.8%	(6.2)%	25,197	20.0%
Total operating expenses	$84,473	63.6%	1.5%	$83,221	66.0%

Other Financial Information
Non-GAAP research and development	$21,466	16.2%	0.7%	$21,323	16.9%
Non-GAAP sales and marketing	37,412	28.2%	6.7%	35,049	27.8%
Non-GAAP general and administrative	17,415	13.1%	(7.7)%	18,864	15.0%
Non-GAAP operating expenses (1)	$76,293	57.4%	1.4%	$75,236	59.6%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $0.3 million, or 1.3%, for the three months ended May 3, 2019. As a percentage of revenue, R&D expenses decreased 70 basis points to 17.0% for the three months ended May 3, 2019. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 70 basis points to 16.2% for the three months ended May 3, 2019. The increase in R&D expenses on a dollar basis was primarily attributable to increased compensation and benefits, and other technology related costs for the continued development of our solutions offerings, including the development of a new application framework.
Sales and Marketing Expenses. S&M expenses increased $2.5 million, or 7.1%, for the three months ended May 3, 2019. As a percentage of revenue, S&M expenses increased 50 basis points to 28.8% for the three months ended May 3, 2019. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 40 basis points to 28.2% for the three months ended May 3, 2019. The increases in S&M expenses as a percentage of revenue were primarily attributable to sales cost associated with the new offerings launched in the first quarter of fiscal 2020 in partnership with Dell.
General and Administrative Expenses. G&A expenses decreased $1.6 million, or 6.2%, for the three months ended May 3, 2019. As a percentage of revenue, G&A expenses decreased 220 basis points to 17.8% for the three months ended May 3, 2019. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 190 basis points to 13.1% for the three months ended May 3, 2019 due to improved operating leverage. The decreases in G&A expenses on a dollar basis were primarily attributable to a decrease in outside legal and audit fees, as well as lower bad debt expense compared to the prior period.
Operating Loss
Our GAAP operating loss was $14.5 million for the three months ended May 3, 2019. As a percentage of revenue, our operating loss decreased to 10.9% for the three months ended May 3, 2019. The decrease in our GAAP operating loss on a dollar basis was primarily attributable to increased gross margin and lower general and administrative costs, which were partially offset by increased sales and marketing costs in our business. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue improved to 2.0% for the three months ended May 3, 2019. The changes in our non-GAAP operating income and non-GAAP operating loss as a percentage of revenue during the three months ended May 3, 2019 were attributable to the same drivers as above.
Interest and Other, Net
Our interest and other, net was $0.3 million of income for the three months ended May 3, 2019 compared with $0.5 million for the prior period. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $5.9 million, or 41.8%, of our pre-tax loss during the three months ended May 3, 2019. The increase in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense in the current period.
Net Loss
Our net loss of $8.3 million decreased $5.5 million, or 40.2%, for the three months ended May 3, 2019. Net loss on a non-GAAP basis was $1.9 million, which represented a decrease of $2.7 million, or 58.5% from the three months ended May 4, 2018. The changes in net loss were attributable to our improved operating results and the higher income tax benefit recognized in the current period.
Liquidity and Capital Commitments
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

Selected Measures of Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are as follows:

	May 3, 2019	February 1, 2019
	(in thousands)

Cash and cash equivalents	$111,176	$129,592
Accounts receivable, net	$135,270	$141,344

As of May 3, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $111.2 million and accounts receivable of $135.3 million.
We invoice our customers based on a variety of billing schedules. During the three months ended May 3, 2019, on average, 57% of our recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The decrease in accounts receivable as of May 3, 2019, reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of May 3, 2019 and February 1, 2019, the allowance for doubtful accounts was $5.9 million and $6.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances. Based on our assessment, we believe we are adequately reserved for credit risk.

Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, has a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. Effective March 26, 2019, the facility was amended and restated to extend the maturity date to March 26, 2020 and to increase the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.50%. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of May 3, 2019 or February 1, 2019.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For additional information about the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.
Cash Flows
The following table presents information concerning our cash flows during the three months ended May 3, 2019 and May 4, 2018.

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in thousands)
Net change in cash from:
Operating activities	$(3,025)	$(18,404)
Investing activities	(7,016)	(2,216)
Financing activities	(8,375)	(3,617)
Change in cash and cash equivalents	$(18,416)	$(24,237)

Operating Activities — Cash used in operating activities totaled $3.0 million and $18.4 million for the three months ended May 3, 2019 and May 4, 2018, respectively. The improvement in our operating cash flows was primarily driven by improved operating results as well as the decrease in our net accounts receivable balance due to improved collection rates, partially offset by the overall decrease in our accounts payable and accrued liabilities, as well as by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $7.0 million and $2.2 million for the three months ended May 3, 2019 and May 4, 2018, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure as well as certain capitalized cost related to the development of our new security software application.
Financing Activities — Cash flows used in financing activities totaled $8.4 million and $3.6 million for the three months ended May 3, 2019 and May 4, 2018, respectively. The usage in the three months ended May 3, 2019 reflected employee tax withholding payments of $7.5 million on restricted stock awards paid by us, and our repurchase of $0.9 million of our Class A common stock pursuant to our stock repurchase program. The usage in the three months ended May 4, 2018 reflected employee tax withholding payments of $2.0 million on restricted stock awards paid by us and payments of long-term financing arrangements of $1.6 million, including an intercompany obligation of $1.1 million with a Dell subsidiary.
Off-Balance Sheet Arrangements
As of May 3, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new lease accounting guidance set forth in ASC 842. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that, other than the change in recognition of right-of-use assets and lease liabilities, there were no changes to our critical accounting policies or our estimates associated with those policies during the three months ended May 3, 2019.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2019. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 3, 2019.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1A. Risk Factors
We have discussed risks affecting us under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 filed with the SEC on March 28, 2019. The risks described in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2018, the Company announced a stock repurchase program, under which we are authorized to repurchase up to $15 million of our Class A common stock through September 30, 2019. On March 26, 2019, our board of directors expanded the repurchase program to authorize the repurchase of up to an additional $15 million of the Class A common stock through May 1, 2020. The following table presents information with respect to our purchases of Class A common stock during the three months ended May 3, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
February 2, 2019 through March 1, 2019
Share repurchase program	38,380	$23.72	38,380	$558,566
Employee transactions (1)	11,013	22.19	NA	NA
March 2, 2019 through March 29, 2019
Share repurchase program	—	—	—	15,558,566
Employee transactions (1)	59,717	20.52	NA	NA
March 30, 2019 through May 3, 2019
Share repurchase program	—	—	—	15,558,566
Employee transactions (1)	48,551	18.44	NA	NA
Total	157,661	$20.69	38,380	$15,558,566

(1)	Represents shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1	Amendment #4 to Shared Services Agreement, dated as of May 29, 2019, between Dell Inc., for itself and its subsidiaries, and SecureWorks Corp., for itself and its subsidiaries. Filed herewith
10.2	Joinder of EMC Corporation to the Amended and Restated Master Commercial Customer Agreement, dated as of March 8, 2019. Filed herewith.
10.3	Second Amended and Restated Revolving Credit Agreement, dated as of March 26, 2019, between SecureWorks, Inc. and Dell USA L.P. Filed herewith.
10.4*	Separation Agreement and Release, dated as of April 18, 2019, between SecureWorks, Inc., for itself, its subsidiaries, its parents and related entities, and Wayne Jackson. Filed herewith.
10.5**
Addendum No. 1 to Amendment No. 1 to Amended and Restated Reseller Agreement, dated as of May 8, 2019, between Dell, Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

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

** Portions of this exhibit containing confidential information have been omitted because the omitted provisions both are not material and would be competitively harmful to the registrant if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: June 5, 2019