Form 10-Q
period 2019-08-02
SecureWorks Corp
filed 2019-09-05
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2019

or
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock,	SCWX	The NASDAQ Stock Market LLC
par value $0.01 per share		(NASDAQ Global Select Market)
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 3, 2019, there were 81,202,365 shares of the registrant's common stock outstanding, consisting of 11,202,365 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	August 2, 2019	February 1, 2019

ASSETS
Current assets:
Cash and cash equivalents	$117,716	$129,592
Accounts receivable, net of allowances of $6,118 and $6,160, respectively	120,104	141,344
Inventories, net	1,090	468
Other current assets	24,591	27,604
Total current assets	263,501	299,008
Property and equipment, net	33,210	35,978
Operating lease right-of-use assets, net	25,034	—
Goodwill	416,487	416,487
Purchased intangible assets, net	192,580	206,448
Other non-current assets	90,463	78,238
Total assets	$1,021,275	$1,036,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,224	$16,177
Accrued and other	61,757	86,495
Short-term deferred revenue	165,206	157,865
Total current liabilities	246,187	260,537
Long-term deferred revenue	15,997	16,064
Operating lease liabilities, non-current	27,800	—
Other non-current liabilities	62,980	66,851
Total liabilities	352,964	343,452
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 11,203 and 11,016 issued and outstanding, respectively.	112	110
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	887,014	884,567
Accumulated deficit	(194,793)	(176,263)
Accumulated other comprehensive (loss) income	(4,826)	(2,884)
Treasury stock, at cost - 1,257 and 819 shares, respectively	(19,896)	(13,523)
Total stockholders' equity	668,311	692,707
Total liabilities and stockholders' equity	$1,021,275	$1,036,159

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018

Net revenue	$136,605	$128,778	$269,447	$254,939
Cost of revenue	63,595	62,548	126,436	123,078
Gross margin	73,010	66,230	143,011	131,861
Research and development	24,863	22,453	47,505	44,807
Sales and marketing	38,047	35,521	76,240	71,191
General and administrative	25,146	22,419	48,784	47,616
Total operating expenses	88,056	80,393	172,529	163,614
Operating loss	(15,046)	(14,163)	(29,518)	(31,753)
Interest and other, net	1,950	1,003	2,218	1,508
Loss before income taxes	(13,096)	(13,160)	(27,300)	(30,245)
Income tax benefit	(2,836)	(3,391)	(8,770)	(6,657)
Net loss	$(10,260)	$(9,769)	$(18,530)	$(23,588)

Loss per common share (basic and diluted)	$(0.13)	$(0.12)	$(0.23)	$(0.29)
Weighted-average common shares outstanding (basic and diluted)	80,674	80,839	80,571	80,680

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net loss	$(10,260)	$(9,769)	$(18,530)	$(23,588)
Foreign currency translation adjustments, net of zero tax	(1,709)	(1,165)	(1,942)	(2,735)
Comprehensive loss	$(11,969)	$(10,934)	$(20,472)	$(26,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	August 2, 2019	August 3, 2018
Cash flows from operating activities:
Net loss	$(18,530)	$(23,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,148	20,512
Stock-based compensation expense	10,525	9,642
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,650)	(1,275)
Income tax benefit	(8,770)	(6,657)
Other non cash impacts	1,830	—
Provision for doubtful accounts	1,026	1,571
Changes in assets and liabilities:
Accounts receivable	20,147	22,542
Net transactions with parent	(12,902)	(1,334)
Inventories	(622)	407
Other assets	5,514	(5,162)
Accounts payable	7,423	(1,392)
Deferred revenue	7,175	12,240
Accrued and other liabilities	(19,082)	(16,620)
Net cash provided by operating activities	13,232	10,886
Cash flows from investing activities:
Capital expenditures	(10,659)	(5,366)
Net cash used in investing activities	(10,659)	(5,366)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	—	(1,104)
Taxes paid on vested restricted shares	(8,072)	(2,139)
Purchases of stock for treasury	(6,377)	—
Payments on financed capital expenditures	—	(500)
Net cash used in financing activities	(14,449)	(3,743)

Net (decrease)/increase in cash and cash equivalents	(11,876)	1,777
Cash and cash equivalents at beginning of the period	129,592	101,539
Cash and cash equivalents at end of the period	$117,716	$103,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended August 2, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, May 3, 2019	11,521	$116	70,000	$700	$882,012	$(184,533)	$(3,117)	$(14,433)	$680,745
Net loss	—	—	—	—	—	(10,260)	—	—	(10,260)
Other comprehensive loss	—	—	—	—	—	—	(1,709)	—	(1,709)
Vesting of restricted stock units	90	—	—	—	—	—	—	—	—
Grant of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(8)	—	—	—	(607)	—	—	—	(607)
Stock-based compensation	—	—	—	—	5,609	—	—	—	5,609
Shares repurchased	(400)	(4)	—	—	—	—	—	(5,463)	(5,467)
Balances, August 2, 2019	11,203	$112	70,000	$700	$887,014	$(194,793)	$(4,826)	$(19,896)	$668,311

Six Months Ended August 2, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(18,530)	—	—	(18,530)
Other comprehensive loss	—	—	—	—	—	—	(1,942)	—	(1,942)
Vesting of restricted stock units	907	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	122	1	—	—	(1)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(404)	(4)	—	—	(8,068)	—	—	—	(8,072)
Stock-based compensation	—	—	—	—	10,525	—	—	—	10,525
Shares repurchased	(438)	(4)	—	—	—	—	—	(6,373)	(6,377)
Balances, August 2, 2019	11,203	$112	70,000	$700	$887,014	$(194,793)	$(4,826)	$(19,896)	$668,311

Three Months Ended August 3, 2018	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, May 4, 2018	11,704	$117	70,000	$700	$870,122	$(150,981)	$(1,540)	$—	$718,418
Net loss	—	—	—	—	—	(9,769)	—	—	(9,769)
Other comprehensive loss	—	—	—	—	—	—	(1,165)	—	(1,165)
Vesting of restricted stock units	97	1	—	—	(1)	—	—	—	—
Grant of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(4)	—	—	—	(126)	—	—	—	(126)
Stock-based compensation	—	—	—	—	4,912	—	—	—	4,912
Balances, August 3, 2018	11,797	$118	70,000	$700	$874,907	$(160,750)	$(2,705)	$—	$712,270

Six Months Ended August 3, 2018	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—	$731,090
Net loss	—	—	—	—	—	(23,588)	—	—	(23,588)
Other comprehensive loss	—	—	—	—	—	—	(2,735)	—	(2,735)
Vesting of restricted stock units	545	5	—	—	(5)	—	—	—	—
Grant of restricted stock awards	386	4	—	—	(4)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(219)	(2)	—	—	(2,137)	—	—	—	(2,139)
Stock-based compensation	—	—	—	—	9,642	—	—	—	9,642
Balances, August 3, 2018	11,797	$118	70,000	$700	$874,907	$(160,750)	$(2,705)	$—	$712,270
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, "Secureworks" or the "Company") is a leading global provider of technology-driven information security solutions singularly focused on protecting the Company's customers from cyber attacks.
On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies Inc. ("Dell Technologies"), a parent holding corporation, owned, indirectly through Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell") and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of August 2, 2019 represented approximately 86.2% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.
The Company has one primary business activity, which is to provide customers with software-driven information security solutions. The Company's chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, Secureworks operates its business as a single reportable segment.
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
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting ASC 842, there have been no significant changes to the Company’s significant accounting policies as of and for the three months ended August 2, 2019, as compared to the significant accounting policies described in the Annual Report.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Numerator:
Net loss	$(10,260)	$(9,769)	$(18,530)	$(23,588)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,674	80,839	80,571	80,680

Loss per common share:
Basic and Diluted	$(0.13)	$(0.12)	$(0.23)	$(0.29)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,246	5,285	5,351	5,390

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents revenue by service type (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Managed Security Solutions revenue	$102,768	$98,435	$201,866	$197,135
Security and Risk Consulting revenue	33,837	30,343	67,581	57,804
Total revenue	$136,605	$128,778	$269,447	$254,939

Deferred revenue represents the aggregate amount of billing in advance of service delivery. Therefore, the Company invoices its customers based on a variety of billing schedules. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. During the six months ended August 2, 2019, on average, 57% of the Company's recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the six months ended August 2, 2019 and August 3, 2018 are as follows (in thousands):

	As of February 1, 2019	Upfront payments received and billings during the six months ended August 2, 2019	Revenue recognized during the six months ended August 2, 2019	As of August 2, 2019
Deferred revenue	$173,929	$158,769	$(151,495)	$181,203

	As of February 2, 2018*	Upfront payments received and billings during the six months ended August 3, 2018	Revenue recognized during the six months ended August 3, 2018	As of August 3, 2018
Deferred revenue	$152,645	$133,910	$(121,292)	$165,263
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of August 2, 2019, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$262,927	$150,745	$82,391	$27,984	$1,807
Performance obligation - backlog	34,971	12,489	12,371	9,770	341
Total	$297,898	$163,234	$94,762	$37,754	$2,148

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended August 2, 2019 and August 3, 2018 are as follows (in thousands):

	As of February 1, 2019	Amount capitalized	Amount recognized	As of August 2, 2019
Deferred commissions	$62,895	$7,556	$(7,612)	$62,839
Deferred fulfillment costs	10,973	3,017	(2,712)	11,278

	As of February 2, 2018*	Amount capitalized	Amount recognized	As of August 3, 2018
Deferred commissions	$57,229	$9,479	$(7,089)	$59,619
Deferred fulfillment costs	10,163	3,281	(2,460)	10,984
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and six months ended August 2, 2019 and August 3, 2018.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of August 2, 2019 and February 1, 2019.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2019 by performing a quantitative assessment of goodwill at the reporting unit level. In performing this quantitative assessment, the Company, using a combination of discounted cash flows and market approach (comparable market prices) to determine fair value of the reporting unit, compared the fair value to its carrying value. The assumptions used in the valuation are consistent with those which the Company believes hypothetical market participants would use. On a quarterly basis, between each annual impairment test, the Company assesses various quantitative and qualitative factors that may be indicative of an impairment. Based on the Company's most recent evaluation, there were no indications of a potential impairment as of August 2, 2019.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
The Company's intangible assets as of August 2, 2019 and February 1, 2019 were as follows:

	August 2, 2019			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(84,199)	$105,319	$189,518	$(77,152)	$112,366
Technology	135,584	(78,441)	57,143	135,584	(71,620)	63,964
Finite-lived intangible assets	325,102	(162,640)	162,462	325,102	(148,772)	176,330
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$355,220	$(162,640)	$192,580	$355,220	$(148,772)	$206,448

Amortization expense related to finite-lived intangible assets was approximately $6.9 million and $13.9 million for each of the three and six months ended August 2, 2019 and August 3, 2018, respectively. Amortization expense is included within cost of revenue and general and administrative in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended August 2, 2019 or August 3, 2018.

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
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of August 2, 2019 or February 1, 2019.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of August 2, 2019, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.

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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no customer that represented 10% or more of its net revenue for the three and six months ended August 2, 2019 or August 3, 2018.

NOTE 7 — LEASES

The Company recorded operating lease cost for facilities of approximately $2.5 million and $3.9 million for the three and six months ended August 2, 2019, respectively, which included expenses of $1.2 million incurred in connection with the consolidation of certain facilities. The Company incurred additional variable lease costs of $0.3 million and $0.6 million for the three and six months ended August 2, 2019, respectively, which primarily consisted of utilities and common area charges.
The Company recorded operating lease cost of approximately $0.3 million and $0.7 million for the three and six months ended August 2, 2019, respectively, for equipment leases. Lease expense for equipment was included in cost of revenues. The Company also incurred costs for short-term equipment leases $0.3 million and $0.7 million for the three and six months ended August 2, 2019, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $3.4 million during the three and six months ended August 2, 2019.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

August 2, 2019
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	5.34%

The following table summarizes the maturity of the Company's operating lease liabilities as of August 2, 2019 (in thousands):

Fiscal Years Ending
2020	$3,164
2021	4,861
2022	6,590
2023	5,813
2024	5,317
Thereafter	12,191
Total operating lease payments	$37,936
Less imputed interest	(6,817)
Total operating lease liabilities	$31,119

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company is authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company's Class A common stock through May 1, 2020. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors. During the six months ended August 2, 2019, the Company repurchased 438,380 shares of Class A common stock at an average price of $14.55, for an aggregate cost of $6.4 million. As of August 2, 2019, $10.1 million remained available for further purchases under the stock repurchase program.
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
Under the 2016 Plan, the Company granted 114,728 and 1,273,004 restricted stock units during the three and six months ended August 2, 2019, respectively, and 115,455 and 1,718,408 restricted stock units during the three and six months ended August 3, 2018, respectively. The Company granted no restricted stock awards for the three months ended August 2, 2019 and August 3, 2018, and 175,000 and 405,000 restricted stock awards during the six months ended August 2, 2019 and August 3, 2018, respectively. The annual restricted stock unit and restricted stock awards granted during fiscal 2020 and fiscal 2019 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
In March 2017, the Company began granting long-term performance cash awards to certain employees under the 2016 Plan. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three and six months ended August 2, 2019, the Company granted long-term performance cash awards of $0.1 million and $6.7 million, respectively. The Company made no grants for the three months ended August 3, 2018 and granted $15.7 million for the six months ended August 3, 2018. The Company recognized $1.8 million and $3.5 million of related compensation expense for the three and six months ended August 2, 2019, respectively, and related compensation expense of $2.0 million and $3.5 million for the three and six months ended August 3, 2018, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three and six months ended August 2, 2019 and August 3, 2018 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018

Loss before income taxes	$(13,096)	$(13,160)	$(27,300)	$(30,245)
Income tax benefit	$(2,836)	$(3,391)	$(8,770)	$(6,657)
Effective tax rate	21.7%	25.8%	32.1%	22.0%

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
The Company's effective tax benefit rate was 21.7% and 32.1% for the three and six months ended August 2, 2019, respectively, and 25.8% and 22.0% for the three and six months ended August 3, 2018, respectively. The change in the Company's effective income tax rate for the three and six months ended August 2, 2019 compared with the effective income tax rate for the three and six months ended August 3, 2018 was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense of approximately $2.1 million. The change related specfically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a higher actual tax deduction than was deducted for financial reporting purposes.
As of August 2, 2019 and February 1, 2019, the Company had $4.8 million and $4.7 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of August 2, 2019 and February 1, 2019. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended August 2, 2019 would have been $27.3 million, $2.8 million and $24.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets as well as certain attributes from the U.S. Tax Reform Act that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of August 2, 2019 and February 1, 2019, the Company had $16.6 million and $6.9 million, respectively, of a net operating loss tax receivable from Dell. The Company had $7.7 million and $7.5 million of unrecognized tax benefits as of August 2, 2019 and February 1, 2019, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $2.2 million and $4.1 million for the three and six months ended August 2, 2019, respectively, and $0.9 million and $2.0 million for the three and six months ended August 3, 2018, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

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
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $1.2 million and $2.6 million for the three and six months ended August 2, 2019, respectively, and $0.6 million and $1.4 million for the three and six months ended August 3, 2018, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $1.0 million and $1.7 million for the three and six months ended August 2, 2019, respectively, and $0.2 million and $0.5 million for the three and six months ended August 3, 2018, respectively.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $11 thousand and $38 thousand for the three and six months ended August 2, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended August 3, 2018, respectively. Purchases by the Company from these subsidiaries totaled $3 thousand and $0.1 million for the three and six months ended August 2, 2019, respectively, and $0.5 million and $0.5 million for the three and six months ended August 3, 2018, respectively.
The Company recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $0.1 million and $0.2 million for the three and six months ended August 2, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended August 3, 2018, respectively.
The Company provides solutions to certain customers whose contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, as described in "Note 1—Description of the Business and Basis of Presentation," many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $15.4 million and $30.2 million for the three and six months ended August 2, 2019, respectively, and $16.4 million and $29.1 million for the three and six months ended August 3, 2018, respectively. In addition, as of August 2, 2019, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $5.5 million and $8.8 million for the three and six months ended August 2, 2019, respectively, and $5.1 million and $10.1 million for the three and six months ended August 3, 2018, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of August 2, 2019 and February 1, 2019. The Company settles in cash its related party balances with Dell on a quarterly basis.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	August 2, 2019	February 1, 2019
	(in thousands)
Intercompany payable (in accrued and other)	$2,734	$15,634

Accounts receivable from customers under reseller agreements with Dell (included in accounts receivable, net)	$20,098	$21,760

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at August 2, 2019 and in "Other current assets" at February 1, 2019)	$16,569	$6,853

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of August 2, 2019 and February 1, 2019 were as follows:

	August 2, 2019	February 1, 2019
	Level 1	Level 1
	(in thousands)
Cash equivalents - Money Market Funds	$66,443	$90,673

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
Overview
We are a leading global provider of technology-driven information security solutions singularly focused on protecting our customers from cyber attacks. We combine visibility from thousands of customers, machine learning and automation from our proprietary technology and actionable insights from our team of elite researchers and analysts to create a powerful network effect that provides increasingly strong protection for our customers. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.
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
Our solutions leverage the proprietary technologies, processes and extensive expertise and knowledge of the tactics, techniques, and procedures of the adversary that we have developed over more than 20 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our customer base,

•	deepen our existing customer relationships, and

•	attract and retain top talent.
Our technology-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security services, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect and effectively remediate threats quickly. In the first quarter of Fiscal 2020, the Company launched its first software as a service application, Red Cloak Threat Detection and Response (TDR), which gives customers visibility across their entire environment, applies advanced analytics developed using machine and deep learning on diverse data from a wide range of sources, workflows designed using the Company's 20 years of security operations expertise and integrated orchestration and automation capabilities that increases the speed of response actions. Threat intelligence, which is typically deployed as part of our managed security services, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact. In addition to these solutions, we also offer a variety of professional services, which include security and risk consulting and incident response. Through security and risk consulting, we advise customers on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation. We continuously evaluate potential investments and acquisitions of businesses, services and technologies that could complement our existing offerings. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our customers' evolving needs and help them secure themselves against cyber attacks.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2020, approximately 75% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
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
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	August 2, 2019	August 3, 2018
Subscription customer base	4,100	4,300
Total customer base	4,900	4,900
Monthly recurring revenue (in millions)	$36.5	$36.2
Annual recurring revenue (in millions)	$437.6	$434.1
Average subscription revenue per customer (in thousands)	$106.0	$100.4
Revenue retention rate	99%	98%
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

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in thousands)
GAAP and non-GAAP revenue	$136,605	$128,778	$269,447	$254,939

GAAP gross margin	$73,010	$66,230	$143,011	$131,861
Amortization of intangibles	3,560	3,411	6,970	6,821
Stock-based compensation expense	396	275	656	544
Non-GAAP gross margin	$76,966	$69,916	$150,637	$139,226

GAAP research and development expenses	$24,863	$22,453	$47,505	$44,807
Stock-based compensation expense	(985)	(1,006)	(2,161)	(2,037)
Non-GAAP research and development expenses	$23,878	$21,447	$45,344	$42,770

GAAP sales and marketing expenses	$38,047	$35,521	$76,240	$71,191
Stock-based compensation expense	(917)	(720)	(1,698)	(1,341)
Non-GAAP sales and marketing expenses	$37,130	$34,801	$74,542	$69,850

GAAP general and administrative expenses	$25,146	$22,419	$48,784	$47,616
Amortization of intangibles	(3,524)	(3,523)	(7,047)	(7,047)
Stock-based compensation expense	(3,311)	(2,911)	(6,010)	(5,720)
Non-GAAP general and administrative expenses	$18,311	$15,985	$35,727	$34,849

GAAP operating income (loss)	$(15,046)	$(14,163)	$(29,518)	$(31,753)
Amortization of intangibles	7,083	6,934	14,017	13,868
Stock-based compensation expense	5,609	4,912	10,525	9,642
Non-GAAP operating income (loss)	$(2,354)	$(2,317)	$(4,976)	$(8,243)

GAAP net income (loss)	$(10,260)	$(9,769)	$(18,530)	$(23,588)
Amortization of intangibles	7,083	6,934	14,017	13,868
Stock-based compensation expense	5,609	4,912	10,525	9,642
Aggregate adjustment for income taxes	(3,092)	(2,938)	(8,559)	(5,329)
Non-GAAP net income (loss)	$(660)	$(861)	$(2,547)	$(5,407)

GAAP earnings (loss) per share	$(0.13)	$(0.12)	$(0.23)	$(0.29)
Amortization of intangibles	0.08	0.09	0.17	0.17
Stock-based compensation expense	0.07	0.06	0.13	0.12
Aggregate adjustment for income taxes	(0.04)	(0.04)	(0.11)	(0.07)
Non-GAAP earnings (loss) per share *	$(0.01)	$(0.01)	$(0.03)	$(0.07)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(10,260)	$(9,769)	$(18,530)	$(23,588)
Interest and other, net	(1,950)	(1,003)	(2,218)	(1,508)
Income tax benefit	(2,836)	(3,391)	(8,770)	(6,657)
Depreciation and amortization	10,783	10,225	21,148	20,512
Stock-based compensation expense	5,609	4,912	10,525	9,642
Adjusted EBITDA	$1,346	$974	$2,155	$(1,599)

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO, as further described below. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of August 2, 2019 represented approximately 86.2% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.
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
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of August 2, 2019, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2020, approximately 75% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 26% of our total net revenue in the second quarter of fiscal 2020 and 22% of our total net revenue in the second quarter of fiscal 2019. Although our international customers are located primarily in the United Kingdom, Japan, and Canada, we provided managed security services to customers across 53 countries as of August 2, 2019.
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
Income Tax Benefit
Our effective tax benefit rate was 21.7% and 25.8% for the three months ended August 2, 2019 and August 3, 2018, respectively and 32.1% and 22.0% for the six months ended August 2, 2019 and August 3, 2018, respectively. The change in the Company's effective income tax rate for the three and six months ended August 2, 2019 compared with the three and six months ended August 3, 2018 was primarily attributable to the impact of the intra-period allocation of certain permanent items and international tax expenses as well as discrete adjustments related to stock-based compensation expense. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see "Notes to Condensed Consolidated Financial Statements—Note 10—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations

The following tables summarize our key performance indicators for the three and six months ended August 2, 2019 and August 3, 2018.

	Three Months Ended
	August 2, 2019			August 3, 2018
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$136,605	100.0%	6.1%	$128,778	100.0%
Cost of revenue	$63,595	46.6%	1.7%	$62,548	48.6%
Total gross margin	$73,010	53.4%	10.2%	$66,230	51.4%
Operating expenses	$88,056	64.5%	9.5%	$80,393	62.4%
Operating income (loss)	$(15,046)	(11.0)%	6.2%	$(14,163)	(11.0)%
Net income (loss)	$(10,260)	(7.5)%	5.0%	$(9,769)	(7.6)%

Other Financial Information (1)
Non-GAAP net revenue	$136,605	100.0%	6.1%	$128,778	100.0%
Non-GAAP cost of revenue	$59,639	43.7%	1.3%	$58,862	45.7%
Non-GAAP gross margin	$76,966	56.3%	10.1%	$69,916	54.3%
Non-GAAP operating expenses	$79,319	58.1%	9.8%	$72,233	56.1%
Non-GAAP operating loss	$(2,354)	(1.7)%	1.6%	$(2,317)	(1.8)%
Non-GAAP net loss	$(660)	(0.5)%	(23.3)%	$(861)	(0.7)%
Adjusted EBITDA	$1,346	1.0%	38.2%	$974	0.8%

	Six Months Ended
	August 2, 2019			August 3, 2018
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$269,447	100.0%	5.7%	$254,939	100.0%
Cost of revenue	$126,436	46.9%	2.7%	$123,078	48.3%
Total gross margin	$143,011	53.1%	8.5%	$131,861	51.7%
Operating expenses	$172,529	64.0%	5.4%	$163,614	64.2%
Operating income (loss)	$(29,518)	(11.0)%	(7.0)%	$(31,753)	(12.5)%
Net income (loss)	$(18,530)	(6.9)%	(21.4)%	$(23,588)	(9.3)%

Other Financial Information (1)
Non-GAAP net revenue	$269,447	100.0%	5.7%	$254,939	100.0%
Non-GAAP cost of revenue	$118,810	44.1%	2.7%	$115,713	45.4%
Non-GAAP gross margin	$150,637	55.9%	8.2%	$139,226	54.6%
Non-GAAP operating expenses	$155,613	57.8%	5.5%	$147,469	57.8%
Non-GAAP operating loss	$(4,976)	(1.8)%	(39.6)%	$(8,243)	(3.2)%
Non-GAAP net loss	$(2,547)	(0.9)%	(52.9)%	$(5,407)	(2.1)%
Adjusted EBITDA	$2,155	0.8%	(234.8)%	$(1,599)	(0.6)%

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

Three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018
Revenue
Net revenue, which we refer to as revenue, increased $7.8 million, or 6.1%, and $14.5 million, or 5.7%, for the three and six months ended August 2, 2019. The revenue increases resulted primarily from revenue generated by professional services, including the Company's incident response and other long-term consulting arrangements. Revenue attributable to our subscription-based solutions represented approximately 75% of total revenue for both the three and six months ended August 2, 2019. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 6% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $5.5 million and $8.8 million for the three and six months ended August 2, 2019, respectively, and $5.1 million and $10.1 million for the three and six months ended August 3, 2018, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended August 2, 2019, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $35.9 million, or 26.7%, from the three months ended August 3, 2018. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Our total gross margin increased $6.8 million, or 10.2%, and $11.2 million, or 8.5%, for the three and six months ended August 2, 2019, respectively. As a percentage of revenue, our gross margin increased 200 basis points to 53.4% and 140 basis points to 53.1% for the three and six months ended August 2, 2019, respectively. Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $7.1 million, or 10.1%, and $11.4 million, or 8.2%, for the three and six months ended August 2, 2019, respectively. As a percentage of revenue, our non-GAAP gross margin increased 200 basis points to 56.3% and 130 basis points to 55.9% for three and six months ended August 2, 2019, respectively. The increase in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three and six months ended August 2, 2019 was primarily attributable to improvement in both our subscription-based solutions and professional services margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies.
Operating Expenses

The following table presents information regarding our operating expenses during the three and six months ended August 2, 2019 and August 3, 2018.

	Three Months Ended
	August 2, 2019			August 3, 2018
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,863	18.2%	10.7%	$22,453	17.4%
Sales and marketing	38,047	27.9%	7.1%	35,521	27.6%
General and administrative	25,146	18.4%	12.2%	22,419	17.4%
Total operating expenses	$88,056	64.5%	9.5%	$80,393	62.4%

Other Financial Information
Non-GAAP research and development	$23,878	17.5%	11.3%	$21,447	16.7%
Non-GAAP sales and marketing	37,130	27.2%	6.7%	34,801	27.0%
Non-GAAP general and administrative	18,311	13.4%	14.6%	15,985	12.4%
Non-GAAP operating expenses (1)	$79,319	58.1%	9.8%	$72,233	56.1%

	Six Months Ended
	August 2, 2019			August 3, 2018
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$47,505	17.6%	6.0%	$44,807	17.6%
Sales and marketing	76,240	28.3%	7.1%	71,191	27.9%
General and administrative	48,784	18.1%	2.5%	47,616	18.7%
Total operating expenses	$172,529	64.0%	5.4%	$163,614	64.2%

Other Financial Information
Non-GAAP research and development	$45,344	16.8%	6.0%	$42,770	16.8%
Non-GAAP sales and marketing	74,542	27.7%	6.7%	69,850	27.4%
Non-GAAP general and administrative	35,727	13.3%	2.5%	34,849	13.7%
Non-GAAP operating expenses (1)	$155,613	57.8%	5.5%	$147,469	57.8%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $2.4 million, or 10.7%, and $2.7 million, or 6.0%, for the three and six months ended August 2, 2019, respectively. As a percentage of revenue, R&D expenses increased 80 basis points to 18.2% and remained unchanged at 17.6% for the three and six months ended August 2, 2019, respectively. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 80 basis points to 17.5% and remained unchanged at 16.8% for the three and six months ended August 2, 2019, respectively. The increase in R&D expenses was primarily attributable to increased compensation and benefits, and other technology related costs for the continued development of our solutions offerings, including the development of a new security analytics platform and software applications.
Sales and Marketing Expenses. S&M expenses increased $2.5 million, or 7.1%, and $5.0 million, or 7.1%, for the three and six months ended August 2, 2019, respectively. As a percentage of revenue, S&M expenses increased 30 basis points to 27.9% and 40 basis points to 28.3% for the three and six months ended August 2, 2019, respectively. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 20 basis points to 27.2% and 30 basis points to 27.7% for the three and six months ended August 2, 2019, respectively. The increases in S&M expenses were primarily attributable to sales cost associated with the new offerings launched in the first quarter of fiscal 2020 in partnership with Dell.

General and Administrative Expenses. G&A expenses increased $2.7 million, or 12.2%, and $1.2 million, or 2.5%, for the three and six months ended August 2, 2019, respectively. As a percentage of revenue, G&A expenses increased 100 basis points to 18.4% and decreased 60 basis points to 18.1% for the three and six months ended August 2, 2019, respectively. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 100 basis points to 13.4% and decreased 40 basis points to 13.3% for the three and six months ended August 2, 2019, respectively. The increase in G&A expenses were primarily attributable to lease expense of $1.2 million incurred in connection with consolidation of certain facilities, and an increase in severance costs.
Operating Loss
Our GAAP operating loss was $15.0 million and $29.5 million for the three and six months ended August 2, 2019, respectively. As a percentage of revenue, our operating loss decreased to 11.0% for the three and six months ended August 2, 2019. The decrease in our GAAP operating loss on a dollar basis was primarily attributable to increased gross margin, which was partially offset by increased operating expenses as we continue to invest in the business to drive growth. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these charges, our operating loss as a percentage of revenue improved to 1.7% and 1.8% for the three and six months ended August 2, 2019, respectively. The changes in our non-GAAP operating income and non-GAAP operating loss as a percentage of revenue during the three and six months ended August 2, 2019 were attributable to the same drivers as above.
Interest and Other, Net
Our interest and other, net was $2.0 million and $2.2 million of income for the three and six months ended August 2, 2019, respectively, compared with $1.0 million and $1.5 million for the prior year periods. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $2.8 million, or 21.7%, and $8.8 million, or 32.1%, of our pre-tax loss during the three and six months ended August 2, 2019, respectively, and $3.4 million, or 25.8%, and $6.7 million, or 22.0%, during the three and six months ended August 3, 2018, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense in the current period.
Net Loss
Our net loss of $10.3 million increased $0.5 million, or 5.0%, for the three months ended August 2, 2019. For the six months ended August 2, 2019, our net loss of $18.5 million decreased $5.1 million, or 21.4%. Net loss on a non-GAAP basis was $0.7 million, which represented a decrease of $0.2 million, or 23.3% from the three months ended August 3, 2018, and $2.5 million, which represented a decrease of $2.9 million, or 52.9%, from the six months ended August 3, 2018. The changes in net loss were attributable to our improved operating results and the higher income tax benefit recognized in the current period.
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

Selected Measures of Liquidity and Capital Resources
As of August 2, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $117.7 million and accounts receivable of $120.1 million.
Selected measures of our liquidity and capital resources are as follows:

	August 2, 2019	February 1, 2019
	(in thousands)

Cash and cash equivalents	$117,716	$129,592
Accounts receivable, net	$120,104	$141,344
We invoice our customers based on a variety of billing schedules. During the six months ended August 2, 2019, on average, 57% of our recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The decrease in accounts receivable as of August 2, 2019, reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of August 2, 2019 and February 1, 2019, the allowance for doubtful accounts was $6.1 million and $6.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances. Based on our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, has a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. Effective March 26, 2019, the facility was amended and restated to extend the maturity date to March 26, 2020 and to increase the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.50%. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of August 2, 2019 or February 1, 2019.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For additional information about the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.
Cash Flows
The following table presents information concerning our cash flows during the six months ended August 2, 2019 and August 3, 2018.

	Six Months Ended
	August 2, 2019	August 3, 2018
	(in thousands)
Net change in cash from:
Operating activities	$13,232	$10,886
Investing activities	(10,659)	(5,366)
Financing activities	(14,449)	(3,743)
Change in cash and cash equivalents	$(11,876)	$1,777

Operating Activities — Cash provided by operating activities totaled $13.2 million and $10.9 million for the six months ended August 2, 2019 and August 3, 2018, respectively. The improvement in our operating cash flows was primarily driven by improved operating results as well as the decrease in our net accounts receivable balance due to improved collection rates, partially offset by the overall decrease in our accounts payable and accrued liabilities, as well as by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $10.7 million and $5.4 million for the six months ended August 2, 2019 and August 3, 2018, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure as well as certain capitalized cost related to the development of our new security software application.

Financing Activities — Cash flows used in financing activities totaled $14.4 million and $3.7 million for the six months ended August 2, 2019 and August 3, 2018, respectively. The usage in the six months ended August 2, 2019 reflected employee tax withholding payments of $8.1 million on restricted stock awards paid by us, and our repurchase of $6.4 million of our Class A common stock pursuant to our stock repurchase program. The usage in the six months ended August 3, 2018 reflected employee tax withholding payments of $2.1 million on restricted stock awards paid by us and payments of long-term financing arrangements of $1.6 million, including an intercompany obligation of $1.1 million with a Dell subsidiary.
Off-Balance Sheet Arrangements
As of August 2, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new lease accounting guidance set forth in ASC 842. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that, other than the change in recognition of right-of-use assets and lease liabilities, there were no changes to our critical accounting policies or our estimates associated with those policies during the three and six months ended August 2, 2019.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2019. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 2, 2019.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2018, the Company announced a stock repurchase program, under which we are authorized to repurchase up to $15 million of our Class A common stock through September 30, 2019. On March 26, 2019, our board of directors expanded the repurchase program to authorize the repurchase of up to an additional $15 million of the Class A common stock through May 1, 2020. The following table presents information with respect to our purchases of Class A common stock during the three months ended August 2, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
May 4, 2019 through May 31, 2019
Share repurchase program	—	$—	—	$15,557,566
June 1, 2019 through June 28, 2019
Share repurchase program	394,245	13.68	394,245	10,163,263
June 29, 2019 through August 2, 2019
Share repurchase program	5,755	12.72	5,755	10,090,036
Total	400,000	$13.67	400,000	$10,090,036

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1*
Amendment No. 2 to Amended and Restated Reseller Agreement, dated as of May 21, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

10.2*
Amendment No. 3 to Amended and Restated Reseller Agreement, dated as of June 13, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

10.3*
Amendment No. 4 to Amended and Restated Reseller Agreement, dated as of July 30, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

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

* Portions of this exhibit containing confidential information have been omitted because the omitted provisions both are not material and would be competitively harmful to the registrant if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: September 5, 2019