Form 10-Q
period 2019-11-01
SecureWorks Corp
filed 2019-12-05
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2019

or
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 4, 2019, there were 81,229,007 shares of the registrant's common stock outstanding, consisting of 11,229,007 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands)

	November 1, 2019	February 1, 2019

ASSETS
Current assets:
Cash and cash equivalents	$138,788	$129,592
Accounts receivable, net of allowances of $5,734 and $6,160, respectively	118,396	141,344
Inventories, net	906	468
Other current assets	26,177	27,604
Total current assets	284,267	299,008
Property and equipment, net	30,580	35,978
Operating lease right-of-use assets, net	24,035	—
Goodwill	416,487	416,487
Intangible assets, net	187,135	206,448
Other non-current assets	87,502	78,238
Total assets	$1,030,006	$1,036,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,407	$16,177
Accrued and other	71,166	86,495
Short-term deferred revenue	169,576	157,865
Total current liabilities	261,149	260,537
Long-term deferred revenue	14,276	16,064
Operating lease liabilities, non-current	27,091	—
Other non-current liabilities	60,518	66,851
Total liabilities	363,034	343,452
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 11,225 and 11,016 issued and outstanding, respectively.	112	110
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	891,981	884,567
Accumulated deficit	(202,701)	(176,263)
Accumulated other comprehensive (loss) income	(3,224)	(2,884)
Treasury stock, at cost - 1,257 and 819 shares, respectively	(19,896)	(13,523)
Total stockholders' equity	666,972	692,707
Total liabilities and stockholders' equity	$1,030,006	$1,036,159

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018

Net revenue	$141,332	$133,060	$410,779	$387,999
Cost of revenue	61,568	62,133	188,004	185,211
Gross margin	79,764	70,927	222,775	202,788
Research and development	24,095	21,114	71,600	65,921
Sales and marketing	40,726	34,773	116,966	105,964
General and administrative	25,078	21,619	73,862	69,235
Total operating expenses	89,899	77,506	262,428	241,120
Operating loss	(10,135)	(6,579)	(39,653)	(38,332)
Interest and other income (expense), net	(1,257)	1,074	961	2,582
Loss before income taxes	(11,392)	(5,505)	(38,692)	(35,750)
Income tax benefit	(3,484)	(1,770)	(12,254)	(8,427)
Net loss	$(7,908)	$(3,735)	$(26,438)	$(27,323)

Loss per common share (basic and diluted)	$(0.10)	$(0.05)	$(0.33)	$(0.34)
Weighted-average common shares outstanding (basic and diluted)	80,518	80,892	80,553	80,751

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net loss	$(7,908)	$(3,735)	$(26,438)	$(27,323)
Foreign currency translation adjustments, net of tax	1,602	(349)	(340)	(3,084)
Comprehensive loss	$(6,306)	$(4,084)	$(26,778)	$(30,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	November 1, 2019	November 2, 2018
Cash flows from operating activities:
Net loss	$(26,438)	$(27,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,017	30,872
Stock-based compensation expense	15,617	14,475
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(102)	(1,924)
Income tax benefit	(12,254)	(8,427)
Other non cash impacts	1,830	—
Provision for doubtful accounts	1,651	2,371
Changes in assets and liabilities:
Accounts receivable	21,689	20,756
Net transactions with parent	(18,571)	2,272
Inventories	(438)	398
Other assets	10,838	(4,472)
Accounts payable	9,086	573
Deferred revenue	9,848	11,252
Accrued and other liabilities	(8,921)	(14,784)
Net cash provided by operating activities	35,852	26,039
Cash flows from investing activities:
Capital expenditures	(12,082)	(6,974)
Net cash used in investing activities	(12,082)	(6,974)
Cash flows from financing activities:
Principal payments on financing arrangement with Dell Financial Services	—	(1,104)
Taxes paid on vested restricted shares	(8,197)	(2,153)
Purchases of stock for treasury	(6,377)	(1,068)
Payments on financed capital expenditures	—	(500)
Net cash used in financing activities	(14,574)	(4,825)

Net increase in cash and cash equivalents	9,196	14,240
Cash and cash equivalents at beginning of the period	129,592	101,539
Cash and cash equivalents at end of the period	$138,788	$115,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended November 1, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, August 2, 2019	11,203	$112	70,000	$700	$887,014	$(194,793)	$(4,826)	$(19,896)	$668,311
Net loss	—	—	—	—	—	(7,908)	—	—	(7,908)
Other comprehensive loss	—	—	—	—	—	—	1,602	—	1,602
Vesting of restricted stock units	32	—	—	—	—	—	—	—	—
Grant of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(10)	—	—	—	(125)	—	—	—	(125)
Stock-based compensation	—	—	—	—	5,092	—	—	—	5,092
Shares repurchased	—	—	—	—	—	—	—	—	—
Balances, November 1, 2019	11,225	$112	70,000	$700	$891,981	$(202,701)	$(3,224)	$(19,896)	$666,972

Nine Months Ended November 1, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(26,438)	—	—	(26,438)
Other comprehensive loss	—	—	—	—	—	—	(340)	—	(340)
Vesting of restricted stock units	939	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	122	1	—	—	(1)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(414)	(4)	—	—	(8,193)	—	—	—	(8,197)
Stock-based compensation	—	—	—	—	15,617	—	—	—	15,617
Shares repurchased	(438)	(4)	—	—	—	—	—	(6,373)	(6,377)
Balances, November 1, 2019	11,225	$112	70,000	$700	$891,981	$(202,701)	$(3,224)	$(19,896)	$666,972

Three Months Ended November 2, 2018	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, August 3, 2018	11,797	$118	70,000	$700	$874,907	$(160,750)	$(2,705)	$—	$712,270
Net loss	—	—	—	—	—	(3,735)	—	—	(3,735)
Other comprehensive loss	—	—	—	—	—	—	(349)	—	(349)
Vesting of restricted stock units	6	—	—	—	—	—	—	—	—
Grant of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(3)	—	—	—	(14)	—	—	—	(14)
Stock-based compensation	—	—	—	—	4,833	—	—	—	4,833
Shares repurchased	(71)	(1)	—	—	—	—	—	(1,067)	(1,068)
Balances, November 2, 2018	11,729	$117	70,000	$700	$879,726	$(164,485)	$(3,054)	$(1,067)	$711,937

Nine Months Ended November 2, 2018	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2018*	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—	$731,090
Net loss	—	—	—	—	—	(27,323)	—	—	(27,323)
Other comprehensive loss	—	—	—	—	—	—	(3,084)	—	(3,084)
Vesting of restricted stock units	551	5	—	—	(5)	—	—	—	—
Grant of restricted stock awards	386	4	—	—	(4)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(222)	(2)	—	—	(2,151)	—	—	—	(2,153)
Stock-based compensation	—	—	—	—	14,475	—	—	—	14,475
Shares repurchased	(71)	(1)	—	—	—	—	—	(1,067)	(1,068)
Balances, November 2, 2018	11,729	$117	70,000	$700	$879,726	$(164,485)	$(3,054)	$(1,067)	$711,937
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
On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies Inc. ("Dell Technologies"), a parent holding corporation, owned, indirectly through Dell Inc. (individually and collectively with its consolidated subsidiaries, "Dell") and Dell Inc.'s subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of November 1, 2019 represented approximately 86.2% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.
The Company has one primary business activity, which is to provide customers with information security solutions. The Company's chief operating decision maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, Secureworks operates its business as a single reportable segment.
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
Recently Adopted Accounting Pronouncements
Leases—The Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," effective February 2, 2019. Accounting Standards Codification ("ASC") 842 "Leases" requires lessees to recognize operating lease right-of-use ("ROU") assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 using the modified retrospective method and utilized the optional transition method under which the Company will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative period presented. In addition, Secureworks elected the package of practical expedients permitted under the transition guidance which permits the following: (i) carry forward the historical lease classification, (ii) not separate lease components from non-lease components within the Company's facility lease contracts, (iii) not present comparative periods but rather record a cumulative catch-up during fiscal 2020, and (iv) allow the Company to elect, by asset class, not to record on the balance sheet a lease whose term is twelve months or less including reasonably certain renewal options. As a result of the adoption for the fiscal year beginning February 2, 2019, the Company recorded initial operating lease ROU assets and operating lease liabilities, all related to real estate, of $28.0 million and $31.8 million, respectively.
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting ASC 842, there have been no significant changes to the Company’s significant accounting policies as of and for the nine months ended November 1, 2019, as compared to the significant accounting policies described in the Annual Report.
Leases—The Company determines if any arrangement is, or contains, a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Secureworks is the lessee in a lease contract when the Company obtains the right to control the asset. Operating leases are included in the line items operating lease right-of-use assets, net; accrued and other; and operating lease liabilities, non-current in the condensed consolidated statements of financial position. Leases with a lease term of 12 months or less at inception are not recorded in the condensed consolidated statements of financial position and are expensed on a straight-line basis over the lease term in the condensed consolidated statements of operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company's leases do not provide an implicit interest rate, Secureworks uses the Company's incremental borrowing rate, based on the information available at commencement date, in determining the present value of future payments. When the Company's contracts contain lease and nonlease components, the Company accounts for both components as a single lease component. Refer to "Note 7 —Leases" for further discussion.
Recently Issued Accounting Pronouncements
Intangibles - Goodwill and Other - Internal-Use Software—In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted. Entities may choose to adopt the new guidance prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Numerator:
Net loss	$(7,908)	$(3,735)	$(26,438)	$(27,323)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,518	80,892	80,553	80,751

Loss per common share:
Basic and Diluted	$(0.10)	$(0.05)	$(0.33)	$(0.34)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,122	5,287	5,275	5,355

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's subscription-based managed security solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional services, the arrangement is typically structured as separate performance obligations over the contract period and recognized over a duration of less than one year.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Managed Security Solutions revenue	$109,344	$100,521	$311,210	$297,656
Security and Risk Consulting revenue	31,988	32,539	99,569	90,343
Total revenue	$141,332	$133,060	$410,779	$387,999

Deferred revenue represents the aggregate amount of billing in advance of service delivery. Therefore, the Company invoices its customers based on a variety of billing schedules. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. During the nine months ended November 1, 2019, on average, 57% of the Company's recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the nine months ended November 1, 2019 and November 2, 2018 are as follows (in thousands):

	As of February 1, 2019	Upfront payments received and billings during the nine months ended November 1, 2019	Revenue recognized during the nine months ended November 1, 2019	As of November 1, 2019
Deferred revenue	$173,929	$209,596	$(199,673)	$183,852

	As of February 2, 2018*	Upfront payments received and billings during the nine months ended November 2, 2018	Revenue recognized during the nine months ended November 2, 2018	As of November 2, 2018
Deferred revenue	$152,645	$171,946	$(160,359)	$164,232
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 1, 2019, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$274,332	$157,836	$85,636	$27,731	$3,129
Performance obligation - backlog	19,004	7,251	6,948	4,685	120
Total	$293,336	$165,087	$92,584	$32,416	$3,249

Deferred Commissions and Fulfillment Costs
The Company capitalizes a significant portion of its commission expense and related fringe benefits earned by its sales personnel. Additionally, the Company capitalizes certain costs to install and activate hardware and software used in its managed security solutions, primarily related to a portion of the compensation for the personnel who perform the installation activities. These deferred costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate.
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended November 1, 2019 and November 2, 2018 are as follows (in thousands):

	As of February 1, 2019	Amount capitalized	Amount recognized	As of November 1, 2019
Deferred commissions	$62,895	$11,113	$(13,823)	$60,185
Deferred fulfillment costs	10,973	4,520	(4,115)	11,378

	As of February 2, 2018*	Amount capitalized	Amount recognized	As of November 2, 2018
Deferred commissions	$57,229	$13,938	$(10,643)	$60,524
Deferred fulfillment costs	10,163	4,426	(3,779)	10,810
* Certain prior period amounts have been adjusted as a result of the adoption of the accounting standard for revenue recognition set forth in ASC 606.
As referenced in the Company's Annual Report, deferred commissions are recognized on a straight-line bases over the life of the customer relationship, which is estimated to be seven years. During the three months ended November 1, 2019, the Company determined a change in the estimated life of the customer relationship to be six years, which led to additional commission expense of $2.2 million. The net impact of this change is an increase in operating loss for the three and nine months ended November 1, 2019 of $2.2 million on a pre-tax basis, or $0.02 on a per share basis. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and nine months ended November 1, 2019 and November 2, 2018.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of November 1, 2019 and February 1, 2019.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2020 by performing a qualitative assessment of goodwill at the reporting unit level. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

carrying amount and, therefore, that the first step of the quantitative goodwill impairment test was unnecessary. Further, no triggering events have subsequently transpired that would indicate potential impairment as of November 1, 2019.
Intangible Assets
The Company's intangible assets as of November 1, 2019 and February 1, 2019 were as follows:

	November 1, 2019			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(87,723)	$101,795	$189,518	$(77,152)	$112,366
Technology	137,371	(82,149)	55,222	135,584	(71,620)	63,964
Finite-lived intangible assets	326,889	(169,872)	157,017	325,102	(148,772)	176,330
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$357,007	$(169,872)	$187,135	$355,220	$(148,772)	$206,448

Amortization expense related to finite-lived intangible assets was approximately $7.1 million and $21.1 million for each of the three and nine months ended November 1, 2019, and $6.9 million and $20.8 million for each of the three and nine months ended November 2, 2018. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended November 1, 2019 or November 2, 2018.

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
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of November 1, 2019 or February 1, 2019.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

would be recorded in the period in which such a determination is made. As of November 1, 2019, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. The Company had no customer that represented 10% or more of its net revenue for the three and nine months ended November 1, 2019 or November 2, 2018.

NOTE 7 — LEASES

The Company recorded operating lease cost for facilities of approximately $1.5 million and $5.5 million for the three and nine months ended November 1, 2019, respectively, which included expenses of $1.2 million incurred in connection with the consolidation of certain facilities in the nine months ended November 1, 2019. The Company incurred additional variable lease costs of $0.5 million and $1.2 million for the three and nine months ended November 1, 2019, respectively, which primarily consisted of utilities and common area charges.
The Company recorded operating lease cost of approximately $0.2 million and $0.9 million for the three and nine months ended November 1, 2019, respectively, for equipment leases. Lease expense for equipment was included in cost of revenues. The Company also incurred costs for short-term equipment leases of $0.3 million and $0.9 million for the three and nine months ended November 1, 2019, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $5.2 million during the three and nine months ended November 1, 2019, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

November 1, 2019
Weighted-average remaining lease term	5.9 years
Weighted-average discount rate	5.32%

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the maturity of the Company's operating lease liabilities as of November 1, 2019 (in thousands):

Fiscal Years Ending
2020	$1,362
2021	4,979
2022	6,705
2023	5,893
2024	5,347
Thereafter	12,216
Total operating lease payments	$36,502
Less imputed interest	(6,436)
Total operating lease liabilities	$30,066

The Company's leases have remaining lease terms of 2 months to 7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
Disclosure related to periods prior to adoption of the new lease standard
As of February 1, 2019, the Company had the following future minimum lease payments under non-cancelable leases prior to the adoption of the new lease standard:

Fiscal Years Ending	February 1, 2019
2020	$5,237
2021	4,446
2022	6,190
2023	5,440
2024	4,936
Thereafter	11,825
Total operating lease payments	$38,074

NOTE 8 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company was authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company's Class A common stock through May 1, 2020. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors. During the nine months ended November 1, 2019, the Company repurchased 438,380 shares of Class A common stock at an average price of $14.55, for an aggregate cost of $6.4 million. As of November 1, 2019, $10.1 million remained available for further purchases under the stock repurchase program.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the 2016 Plan, the Company granted 171,100 and 1,444,104 restricted stock units during the three and nine months ended November 1, 2019, respectively, and 131,600 and 1,850,008 restricted stock units during the three and nine months ended November 2, 2018, respectively. The Company granted no restricted stock awards for the three months ended November 1, 2019 and November 2, 2018, and 175,000 and 405,000 restricted stock awards during the nine months ended November 1, 2019 and November 2, 2018, respectively. The annual restricted stock unit and restricted stock awards granted during fiscal 2020 and fiscal 2019 vest over a three-year period and approximately 50% of such awards are subject to performance conditions.
In March 2017, the Company began granting long-term performance cash awards to certain employees under the 2016 Plan. The employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. During the three and nine months ended November 1, 2019, the Company granted long-term performance cash awards of $0.2 million and $6.9 million, respectively. The Company made no grants for the three months ended November 2, 2018 and granted $15.7 million for the nine months ended November 2, 2018. The Company recognized $1.8 million and $5.3 million of related compensation expense for the three and nine months ended November 1, 2019, respectively, and related compensation expense of $1.6 million and $5.1 million for the three and nine months ended November 2, 2018, respectively.
NOTE 10 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three and nine months ended November 1, 2019 and November 2, 2018 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018

Loss before income taxes	$(11,392)	$(5,505)	$(38,692)	$(35,750)
Income tax benefit	$(3,484)	$(1,770)	$(12,254)	$(8,427)
Effective tax rate	30.6%	32.2%	31.7%	23.6%

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
The Company's effective tax benefit rate was 30.6% and 31.7% for the three and nine months ended November 1, 2019, respectively, and 32.2% and 23.6% for the three and nine months ended November 2, 2018, respectively. The change in the Company's effective income tax rate for the three and nine months ended November 1, 2019 compared with the effective income tax rate for the three and nine months ended November 2, 2018 was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense in the current periods of approximately $0.5 million and $2.6 million, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the fair value on the date the equity awards were originally granted. This change in fair value, which is measured by the price of the Class A common stock as reported on the NASDAQ Global Select Market, resulted in a higher actual tax deduction than was deducted for financial reporting purposes.
As of November 1, 2019 and February 1, 2019, the Company had $4.8 million and $4.7 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of November 1, 2019 and February 1, 2019. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended November 1, 2019 would have been $38.7 million, $4.2 million and $34.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of November 1, 2019 and February 1, 2019, the Company had $17.8 million and $6.9 million, respectively, of a net operating loss tax receivable from Dell. The Company had $7.6 million and $7.5 million of unrecognized tax benefits as of November 1, 2019 and February 1, 2019, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $3.5 million and $7.6 million for the three and nine months ended November 1, 2019, respectively, and $0.9 million and $2.9 million for the three and nine months ended November 2, 2018, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.2 million and $2.8 million for the three and nine months ended November 1, 2019, respectively, and $0.8 million and $2.2 million for the three and nine months ended November 2, 2018, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.9 million and $2.7 million for the three and nine months ended November 1, 2019, respectively, and $0.6 million and $1.1 million for the three and nine months ended November 2, 2018, respectively. During the three months ended November 1, 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. From the date of its acquisition, purchases of solutions from Carbon Black totaled $0.5 million and, as of November 1, 2019, the Company had liabilities totaling $0.4 million.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $11 thousand and $49 thousand for the three and nine months ended November 1, 2019, respectively, and $0.1 million and $0.3 million for the three and nine months ended November 2, 2018, respectively. Purchases by the Company from these subsidiaries totaled $30 thousand and $0.1 million for the three and nine months ended November 1, 2019, respectively, and $0.2 million and $0.7 million for the three and nine months ended November 2, 2018, respectively.
The Company recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $0.1 million and $0.3 million for the three and nine months ended November 1, 2019, respectively, and $0.2 million and $0.3 million for the three and nine months ended November 2, 2018, respectively.
The Company provides solutions to certain customers whose contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company's operations from Dell's operations, as described in "Note 1—Description of the Business and Basis of Presentation," many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $13.6 million and $43.9 million for the three and nine months ended November 1, 2019,

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

respectively, and $14.5 million and $43.6 million for the three and nine months ended November 2, 2018, respectively. In addition, as of November 1, 2019, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $10.6 million and $19.4 million for the three and nine months ended November 1, 2019, respectively, and $3.8 million and $13.9 million for the three and nine months ended November 2, 2018, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of November 1, 2019 and February 1, 2019. The Company settles in cash its related party balances with Dell on a quarterly basis.

	November 1, 2019	February 1, 2019
	(in thousands)
Net intercompany receivable (included in "Other current assets") / (payable) (included in "Accrued and other")	$2,920	$(15,634)

Accounts receivable from customers under reseller agreements with Dell (included in "Accounts receivable, net")	$17,205	$21,760

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at November 1, 2019 and in "Other current assets" at February 1, 2019)	$17,769	$6,853

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of November 1, 2019 and February 1, 2019 were as follows:

	November 1, 2019	February 1, 2019
	Level 1	Level 1
	(in thousands)
Cash equivalents - Money Market Funds	$75,268	$90,673

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
Our mission is to unlock the value of our customers' security investments by simplifying their complex security operations and amplifying their defenses. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of "point" products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers' defenses. We provide the right level of security for each customer's unique situation, which evolves as the customer's organization grows and changes.
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
Our technology-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security solutions, which are laregely sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect and effectively remediate threats quickly.

In the first quarter of fiscal 2020, the Company launched its first software as a service application, Red Cloak Threat Detection and Response (TDR), which gives customers visibility across their entire environment, applies advanced analytics developed using machine and deep learning on diverse data from a wide range of sources, and leverages workflows designed using the Company's 20 years of security operations expertise and integrated orchestration and automation capabilities that increase the speed of response actions. Threat intelligence, which is typically deployed as part of our managed security solutions, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact. In addition to these solutions, we also offer a variety of professional services, which include security and risk consulting and incident response. Through security and risk consulting, we advise customers on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation. We continuously evaluate potential investments and acquisitions of businesses, services and technologies that could complement our existing offerings. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our customers' evolving needs and help them secure themselves against cyber attacks.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2020, approximately 77% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 23% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
Key Operating Metrics
In recent years, we have experienced broad growth across our portfolio of technology-driven information security solutions being provided to all sizes of customers. We have achieved much of this growth by providing solutions to large enterprise customers, which generate substantially more average revenue than our small and medium-sized business, or SMB, customers and by continually expanding the volume and breadth of the security solutions that we provide to all customers. This has resulted in steady growth in our average revenue per customer. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	November 1, 2019	November 2, 2018
Subscription customer base	4,100	4,300
Total customer base	4,988	4,840
Monthly recurring revenue (in millions)	$36.9	$35.1
Annual recurring revenue (in millions)	$442.8	$421.7
Average subscription revenue per customer (in thousands)	$107.8	$99.3
Revenue retention rate	99%	91%
Subscription Customer Base. We define our subscription customer base as the number of customers who subscribe to our managed security solutions as of a particular date. We believe that growing our existing customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.

Total Customer Base. We define our total customer base as the number of customers that, as of a particular date, subscribe to our managed security solutions or buy professional and other services from us.

Annual and Monthly Recurring Revenue. We define recurring revenue as the value of our subscription contracts as of a particular date. Because we use recurring revenue as a leading indicator of future annual revenue, we include operational backlog. We define operational backlog as the recurring revenue associated with pending contracts, which are contracts that have been sold but for which the service period has not yet commenced. Our increase in recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing customers, as well as by larger subscription contracts to our enterprise customers. Overall, we expect both annual and monthly recurring revenue to continue to grow as we retain and expand our customer base, and as our customers extend the use of our solutions over time.

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

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in thousands)		(in thousands)
GAAP and non-GAAP revenue	$141,332	$133,060	$410,779	$387,999

GAAP gross margin	$79,764	$70,927	$222,775	$202,788
Amortization of intangibles	3,559	3,410	10,529	10,231
Stock-based compensation expense	353	224	1,009	768
Non-GAAP gross margin	$83,676	$74,561	$234,313	$213,787

GAAP research and development expenses	$24,095	$21,114	$71,600	$65,921
Stock-based compensation expense	(996)	(933)	(3,157)	(2,970)
Non-GAAP research and development expenses	$23,099	$20,181	$68,443	$62,951

GAAP sales and marketing expenses	$40,726	$34,773	$116,966	$105,964
Stock-based compensation expense	(691)	(800)	(2,389)	(2,141)
Non-GAAP sales and marketing expenses	$40,035	$33,973	$114,577	$103,823

GAAP general and administrative expenses	$25,078	$21,619	$73,862	$69,235
Amortization of intangibles	(3,524)	(3,524)	(10,571)	(10,571)
Stock-based compensation expense	(3,052)	(2,876)	(9,062)	(8,596)
Non-GAAP general and administrative expenses	$18,502	$15,219	$54,229	$50,068

GAAP operating income (loss)	$(10,135)	$(6,579)	$(39,653)	$(38,332)
Amortization of intangibles	7,083	6,934	21,100	20,802
Stock-based compensation expense	5,092	4,833	15,617	14,475
Non-GAAP operating income (loss)	$2,040	$5,188	$(2,936)	$(3,055)

GAAP net income (loss)	$(7,908)	$(3,735)	$(26,438)	$(27,323)
Amortization of intangibles	7,083	6,934	21,100	20,802
Stock-based compensation expense	5,092	4,833	15,617	14,475
Aggregate adjustment for income taxes	(3,438)	(2,801)	(11,997)	(8,130)
Non-GAAP net income (loss)	$829	$5,231	$(1,718)	$(176)

GAAP earnings (loss) per share	$(0.10)	$(0.05)	$(0.33)	$(0.34)
Amortization of intangibles	0.09	0.09	0.26	0.26
Stock-based compensation expense	0.06	0.06	0.19	0.18
Aggregate adjustment for income taxes	(0.04)	(0.03)	(0.15)	(0.10)
Non-GAAP earnings (loss) per share *	$0.01	$0.06	$(0.02)	$—
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(7,908)	$(3,735)	$(26,438)	$(27,323)
Interest and other, net	1,257	(1,074)	(961)	(2,582)
Income tax benefit	(3,484)	(1,770)	(12,254)	(8,427)
Depreciation and amortization	10,869	10,360	32,017	30,872
Stock-based compensation expense	5,092	4,833	15,617	14,475
Adjusted EBITDA	$5,826	$8,614	$7,981	$7,015

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of November 1, 2019 represented approximately 86.2% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.
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
Additionally, we participate in various commercial arrangements with Dell under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015 we entered into agreements with Dell that govern these commercial arrangements. These agreements generally were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
Components of Results of Operations
Revenue
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of November 1, 2019, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2020, approximately 77% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 23% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 25% of our total net revenue in the third quarter of fiscal 2020 and 23% of our total net revenue in the third quarter of fiscal 2019. Although our international customers are located primarily in the United Kingdom, Japan, and Canada, we provided managed security solutions to customers across 49 countries as of November 1, 2019.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.

During the second quarter of fiscal 2019, a significant portion of our contract with Bank of America, N.A., a large customer, was amended and extended for two more years. During the term of the extended contract, the mix of services is different from the mix in prior periods, with higher gross margin, although the total value of services is lower than in prior periods.
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
Income Tax Benefit
Our effective tax benefit rate was 30.6% and 32.2% for the three months ended November 1, 2019 and November 2, 2018, respectively, and 31.7% and 23.6% for the nine months ended November 1, 2019 and November 2, 2018, respectively. The change in the Company's effective income tax rate for the three and nine months ended November 1, 2019 compared with the three and nine months ended November 2, 2018 was primarily attributable to the impact of the intra-period allocation of certain permanent items and international tax expenses as well as discrete adjustments related to stock-based compensation expense. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see "Notes to Condensed Consolidated Financial Statements—Note 10—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations

The following tables summarize our key performance indicators for the three and nine months ended November 1, 2019 and November 2, 2018.

	Three Months Ended
	November 1, 2019			November 2, 2018
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$141,332	100.0%	6.2%	$133,060	100.0%
Cost of revenue	$61,568	43.6%	(0.9)%	$62,133	46.7%
Total gross margin	$79,764	56.4%	12.5%	$70,927	53.3%
Operating expenses	$89,899	63.6%	16.0%	$77,506	58.2%
Operating income (loss)	$(10,135)	(7.2)%	54.1%	$(6,579)	(4.9)%
Net income (loss)	$(7,908)	(5.6)%	111.7%	$(3,735)	(2.8)%

Other Financial Information (1)
Non-GAAP net revenue	$141,332	100.0%	6.2%	$133,060	100.0%
Non-GAAP cost of revenue	$57,656	40.8%	(1.4)%	$58,499	44.0%
Non-GAAP gross margin	$83,676	59.2%	12.2%	$74,561	56.0%
Non-GAAP operating expenses	$81,636	57.8%	17.7%	$69,373	52.1%
Non-GAAP operating income (loss)	$2,040	1.4%	(60.7)%	$5,188	3.9%
Non-GAAP net income (loss)	$829	0.6%	(84.2)%	$5,231	3.9%
Adjusted EBITDA	$5,826	4.1%	(32.4)%	$8,614	6.5%

	Nine Months Ended
	November 1, 2019			November 2, 2018
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$410,779	100.0%	5.9%	$387,999	100.0%
Cost of revenue	$188,004	45.8%	1.5%	$185,211	47.7%
Total gross margin	$222,775	54.2%	9.9%	$202,788	52.3%
Operating expenses	$262,428	63.9%	8.8%	$241,120	62.1%
Operating income (loss)	$(39,653)	(9.7)%	3.4%	$(38,332)	(9.9)%
Net income (loss)	$(26,438)	(6.4)%	(3.2)%	$(27,323)	(7.0)%

Other Financial Information (1)
Non-GAAP net revenue	$410,779	100.0%	5.9%	$387,999	100.0%
Non-GAAP cost of revenue	$176,466	43.0%	1.3%	$174,212	44.9%
Non-GAAP gross margin	$234,313	57.0%	9.6%	$213,787	55.1%
Non-GAAP operating expenses	$237,249	57.8%	9.4%	$216,842	55.9%
Non-GAAP operating loss	$(2,936)	(0.7)%	(3.9)%	$(3,055)	(0.8)%
Non-GAAP net loss	$(1,718)	(0.4)%	876.1%	$(176)	—%
Adjusted EBITDA	$7,981	1.9%	13.8%	$7,015	1.8%

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

Three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018
Revenue
Net revenue, which we refer to as revenue, increased $8.3 million, or 6.2%, and $22.8 million, or 5.9%, for the three and nine months ended November 1, 2019. The revenue increase resulted primarily from revenue generated by our subscription-based solutions. Revenue attributable to our subscription-based solutions represented approximately 77% and 76% of total revenue for the three and nine months ended November 1, 2019, respectively. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 9% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $10.6 million and $19.4 million for the three and nine months ended November 1, 2019, respectively, and $3.8 million and $13.9 million for the three and nine months ended November 2, 2018, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended November 1, 2019, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $35.1 million, or 17.9%, from the three months ended November 2, 2018. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Our total gross margin increased $8.8 million, or 12.5%, and $20.0 million, or 9.9%, for the three and nine months ended November 1, 2019, respectively. As a percentage of revenue, our gross margin increased 310 basis points to 56.4% and 190 basis points to 54.2% for the three and nine months ended November 1, 2019, respectively. Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $9.1 million, or 12.2%, and $20.5 million, or 9.6%, for the three and nine months ended November 1, 2019, respectively. As a percentage of revenue, our non-GAAP gross margin increased 320 basis points to 59.2% and 190 basis points to 57.0% for three and nine months ended November 1, 2019, respectively. The increase in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three and nine months ended November 1, 2019 was primarily attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies. Growth in revenue from Safeguard and Response solutions sold through Dell, which have higher margins, also contributed to the increase in gross margins.
Operating Expenses

The following table presents information regarding our operating expenses during the three and nine months ended November 1, 2019 and November 2, 2018.

	Three Months Ended
	November 1, 2019			November 2, 2018
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,095	17.0%	14.1%	$21,114	15.9%
Sales and marketing	40,726	28.8%	17.1%	34,773	26.1%
General and administrative	25,078	17.7%	16.0%	21,619	16.2%
Total operating expenses	$89,899	63.6%	16.0%	$77,506	58.2%

Other Financial Information
Non-GAAP research and development	$23,099	16.3%	14.5%	$20,181	15.2%
Non-GAAP sales and marketing	40,035	28.3%	17.8%	33,973	25.5%
Non-GAAP general and administrative	18,502	13.1%	21.6%	15,219	11.4%
Non-GAAP operating expenses (1)	$81,636	57.8%	17.7%	$69,373	52.1%

	Nine Months Ended
	November 1, 2019			November 2, 2018
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$71,600	17.4%	8.6%	$65,921	17.0%
Sales and marketing	116,966	28.5%	10.4%	105,964	27.3%
General and administrative	73,862	18.0%	6.7%	69,235	17.8%
Total operating expenses	$262,428	63.9%	8.8%	$241,120	62.1%

Other Financial Information
Non-GAAP research and development	$68,443	16.7%	8.7%	$62,951	16.2%
Non-GAAP sales and marketing	114,577	27.9%	10.4%	103,823	26.8%
Non-GAAP general and administrative	54,229	13.2%	8.3%	50,068	12.9%
Non-GAAP operating expenses (1)	$237,249	57.8%	9.4%	$216,842	55.9%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $3.0 million, or 14.1%, and $5.7 million, or 8.6%, for the three and nine months ended November 1, 2019, respectively. As a percentage of revenue, R&D expenses increased 110 basis points to 17.0% and 40 basis points to 17.4% for the three and nine months ended November 1, 2019, respectively. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 110 basis points to 16.3% and 50 basis points to 16.7% for the three and nine months ended November 1, 2019, respectively. The increase in R&D expenses was primarily attributable to increased compensation and benefits, and other technology related costs for the continued development of our solutions offerings, including the development of a new security analytics platform and software applications.
Sales and Marketing Expenses. S&M expenses increased $6.0 million, or 17.1%, and $11.0 million, or 10.4%, for the three and nine months ended November 1, 2019, respectively. As a percentage of revenue, S&M expenses increased 270 basis points to 28.8% and 120 basis points to 28.5% for the three and nine months ended November 1, 2019, respectively. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 280 basis points to 28.3% and 110 basis points to 27.9% for the three and nine months ended November 1, 2019, respectively. The increases in S&M expenses were primarily attributable to sales cost associated with the new offerings launched in the first quarter of fiscal 2020 in partnership with Dell. In addition, commission expense increased due to the reduction in the period over which deferred commission costs are recognized.
General and Administrative Expenses. G&A expenses increased $3.5 million, or 16.0%, and $4.6 million, or 6.7%, for the three and nine months ended November 1, 2019, respectively. As a percentage of revenue, G&A expenses increased 150 basis points to 17.7% and increased 20 basis points to 18.0% for the three and nine months ended November 1, 2019, respectively. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 170 basis points to 13.1% and increased 30 basis points to 13.2% for the three and nine months ended November 1, 2019, respectively. The increase in G&A expenses were primarily attributable to an increase in compensation and benefits, sales tax expense, as well as higher facilities-related costs.
Operating Income (Loss)
Our GAAP operating loss was $(10.1) million and $(39.7) million for the three and nine months ended November 1, 2019, respectively. As a percentage of revenue, our operating loss increased to (7.2)% and decreased to (9.7)% for the three and nine months ended November 1, 2019, respectively. The increase in our GAAP operating loss on a dollar basis was primarily attributable to increased operating expenses as we continue to invest in the business to drive growth. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. The changes in our non-GAAP operating income and non-GAAP operating loss as a percentage of revenue during the three and nine months ended November 1, 2019 were attributable to the same drivers as above.
Interest and Other Income (Expense), Net
Our interest and other income (expense), net was $(1.3) million and $1.0 million of income for the three and nine months ended November 1, 2019, respectively, compared with $1.1 million and $2.6 million, respectively, for the prior year periods. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $3.5 million, or 30.6%, and $12.3 million, or 31.7%, of our pre-tax loss during the three and nine months ended November 1, 2019, respectively, and $1.8 million, or 32.2%, and $8.4 million, or 23.6%, during the three and nine months ended November 2, 2018, respectively. The changes in the effective tax benefit rate were primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation units in the current periods.
Net Income (Loss)
Our net loss of $(7.9) million increased $4.2 million, or 111.7%, for the three months ended November 1, 2019. For the nine months ended November 1, 2019, our net loss of $(26.4) million decreased $0.9 million, or 3.2%. Net income on a non-GAAP basis was $0.8 million, which represented a decrease of $4.4 million, from the three months ended November 2, 2018. On a non-GAAP basis for the nine months ended November 1, 2019, our net loss was $(1.7) million, which represented an increase of $1.5 million, from the nine months ended November 2, 2018. The changes in net loss were attributable to our operating results, which reflected higher business investment, the impacts of foreign currency fluctuations, partially offset by the higher income tax benefit recognized in the current periods.
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

Selected Measures of Liquidity and Capital Resources
As of November 1, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $138.8 million and accounts receivable of $118.4 million.
Selected measures of our liquidity and capital resources are as follows:

	November 1, 2019	February 1, 2019
	(in thousands)

Cash and cash equivalents	$138,788	$129,592
Accounts receivable, net	$118,396	$141,344
We invoice our customers based on a variety of billing schedules. During the nine months ended November 1, 2019, on average, approximately 57% of our recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable generally are collected over a period of 30 to 120 days. The decrease in accounts receivable as of November 1, 2019, reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of November 1, 2019 and February 1, 2019, the allowance for doubtful accounts was $5.7 million and $6.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances. Based on our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, has a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. Effective March 26, 2019, the facility was amended and restated to extend the maturity date to March 26, 2020 and to increase the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.50%. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of November 1, 2019 or February 1, 2019.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For additional information about the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.
Cash Flows
The following table presents information concerning our cash flows during the nine months ended November 1, 2019 and November 2, 2018.

	Nine Months Ended
	November 1, 2019	November 2, 2018
	(in thousands)
Net change in cash from:
Operating activities	$35,852	$26,039
Investing activities	(12,082)	(6,974)
Financing activities	(14,574)	(4,825)
Change in cash and cash equivalents	$9,196	$14,240

Operating Activities — Cash provided by operating activities totaled $35.9 million and $26.0 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. The improvement in our operating cash flows was primarily driven by the decrease in our net accounts receivable balance due to improved collection rates, partially offset by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $12.1 million and $7.0 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure as well as certain capitalized cost related to the development of our new security software application.
Financing Activities — Cash flows used in financing activities totaled $14.6 million and $4.8 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. The usage in the nine months ended November 1, 2019 reflected employee tax withholding payments of $8.2 million on restricted stock awards paid by us, and our repurchase of $6.4 million of our Class A common stock pursuant to our stock repurchase program. The usage in the nine months ended November 2, 2018 reflected employee tax withholding payments of $2.2 million on restricted stock awards paid by us and payments of long-term financing arrangements of $1.6 million, including an intercompany obligation of $1.1 million with a Dell subsidiary, and our repurchase of $1.1 million of our Class A common stock pursuant to our stock repurchase program.
Off-Balance Sheet Arrangements
As of November 1, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new lease accounting guidance set forth in ASC 842. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that, other than the change in recognition of right-of-use assets and lease liabilities, there were no changes to our critical accounting policies or our estimates associated with those policies during the three and nine months ended November 1, 2019.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2019. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of November 1, 2019.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1
Amendment No. 5 to Amended and Restated Reseller Agreement, dated as of October 1, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

10.2*
Amendment No. 6 to Amended and Restated Reseller Agreement, dated as of October 23, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

10.3**	SecureWorks Corp. Amended and Restated Severance Pay Plan for Executive Employees. Filed herewith.
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

** Management contract or compensation plan or arrangement in which directors or executive officers participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ R. Wayne Jackson
R. Wayne Jackson
Chief Financial Officer
(Duly Authorized Officer)

Date: December 5, 2019