Form 10-K
period 2020-01-31
SecureWorks Corp
filed 2020-03-27
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $128.9 million (based on the closing price of $11.51 per share of Class A common stock reported on the Nasdaq Global Select Market on that date).
As of March 26, 2020, there were 81,523,081 shares of the registrant’s common stock outstanding, consisting of 11,523,081 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.
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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2020 fiscal year ended on January 31, 2020, our 2019 fiscal year ended on February 1, 2019, and our 2018 fiscal year ended on February 2, 2018.

Part I

Item 1. Business

Overview

We are a leading global provider of technology-driven information security solutions singularly focused on protecting our customers from cyber attacks. We combine deep experience from service to thousands of customers, machine learning and automation from our proprietary technology, and actionable insights from our team of elite researchers, analysts, and consultants to create a powerful network effect that provides increasingly strong protection for our customers. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.

Our vision is to be the essential cybersecurity company for a digitally connected world. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers’ defenses. We seek to provide the right level of security for each customer's unique situation, which evolves as the customer's organization grows and changes.

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

Our solutions leverage the proprietary technologies, processes and extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 21 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our customer base,

•	deepen our existing customer relationships, and

•	attract and retain top talent.
Our technology-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security solutions, which are largely sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect and effectively remediate threats quickly.

In fiscal 2020, we launched our first software-as-a-service application, Red Cloak Threat Detection and Response (TDR) and related Managed Detection and Response (MDR) powered by Red Cloak. This application gives customers visibility across their entire environment, applies advanced analytics developed using machine and deep learning on diverse data from a wide range of sources, and leverages workflows designed using our 21 years of security operations expertise and integrated orchestration and automation capabilities that increase the speed of response actions. Threat intelligence, which is typically deployed as part of our managed security solutions, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact.

In addition to these solutions, we also offer a variety of services, which includes security and risk consulting and incident response to accelerate adoption of our capabilities. Through security and risk consulting, we advise customers on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our customers' evolving needs and help them secure themselves against cyber attacks.

As of January 31, 2020, we served a customer base of approximately 5,200 customers, including 4,100 subscription customers, across 52 countries. Our success in serving our customers has resulted in consistent recognition of our company as a market leader in managed security solutions by leading industry research firms.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 76% of our revenue is derived from subscription-based arrangements, attributable to managed security solutions, while approximately 24% is derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.

Corporate Information

We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.

The predecessor company of SecureWorks Corp. was originally formed as a limited liability company in Georgia in March 1999, and Secureworks was incorporated in Georgia in May 2009. In February 2011, Secureworks was acquired by Dell Inc. In November 2015, our company reincorporated from Georgia to Delaware and, in connection with the reincorporation, changed its name from SecureWorks Holding Corporation to SecureWorks Corp. On April 27, 2016, Secureworks completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of January 31, 2020 represented approximately 86.2% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

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

Cyber attacks have evolved from computer viruses written by amateur hackers into highly complex and targeted attacks led by highly-skilled adversaries intent on stealing information or causing financial and reputational damage.

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

Information systems at many organizations are vulnerable to breach because they rely on a collection of uncoordinated point security products that address security risks in a piecemeal fashion rather than in a proactive and coordinated manner. An effective cyber defense strategy requires the coordinated deployment of multiple products and solutions tailored to an organization’s specific security needs. Point products, however, primarily address security issues in a reactive manner by employing passive auditing or basic blocking techniques, and often lack the integration and intelligent monitoring capabilities and management within a common framework necessary to provide effective information security throughout an organization.

Identifying and hiring qualified security professionals are significant challenges for many organizations.

The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring and retaining qualified information security professionals.

As a result, organizations engage information security solutions vendors to integrate, monitor and manage their point products to enhance their defenses against cyber threats.

Because many organizations cannot adequately protect their networks from cyber threats, they are augmenting their IT security strategies to include information security solutions. By using these solutions, organizations seek to decrease their vulnerability to security breaches, increase the effectiveness of their existing investments in security products and free their own IT staff to focus on other responsibilities.

Traditional information security solutions vendors, however, often fail to satisfy the IT security needs of organizations, causing many of them to seek the advantages of our solutions.

Many organizations lack sufficient internal cybersecurity expertise to keep pace with the rapidly evolving threat landscape. As a result, these organizations engage the support of information security solutions providers as part of their IT security strategy. However, traditional information security solutions offered by telecommunications providers, security product vendors, large IT outsourcing firms and small regional providers often lack a broad perspective on the threat landscape, are unable to scale their solutions to match organizations’ data processing requirements, fail to provide actionable security information, focus only on a subset of organizations’ security needs or have limited deployment options.

Our technology-driven information security solutions, as described below, offer an innovative approach to prevent, detect, respond to and predict emerging threats. We believe that our singular focus on providing a comprehensive portfolio of information security solutions focused on protecting our customers from cyber attacks makes us a trusted advisor and an attractive partner for our customers. Our vendor-neutral approach enables our customers to enhance their evolving IT security infrastructure, appliances and best of breed technologies with our solutions and capabilities, which together provide our customers with the right level of security for their unique situation. This focus enables us to pursue a go-to-market strategy that addresses the diverse needs of our customers around the world.

Our Solutions

Our Counter Threat PlatformTM constitutes the core of our technology-driven information security solutions and provides our customers with a powerful integrated perspective regarding their network environments and security threats. Our integrated suite of solutions includes:

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

Global Visibility. We have global visibility into the cyber threat landscape through our approximately 4,100 subscription-based customers across 52 countries. We are able to gain near real time insights that enable us to predict, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or relating to a particular industry and proactively leverage this threat intelligence to protect other customers against these threats.

Scalable Platform with Powerful Network Effects. Our proprietary Counter Threat Platform features a multi-tenant, distributed architecture that enables our software to scale and to provide faster performance while efficiently utilizing its underlying infrastructure. The platform collects, aggregates, correlates and analyzes as many as 320 billion events daily from our extensive customer base to provide near real time risk assessment and rapid response. As our customer base increases, our platform is able to analyze more events, and the intelligence derived from these additional events makes the platform more effective. This in turn drives broader customer adoption and enhances the value of the solutions to both new and existing customers.

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

Flexible Solution and Delivery Options. Our technology-driven information security solutions are purpose-built to serve a broad array of evolving customer needs, regardless of a customer’s size or the complexity of its security infrastructure. Our customers may subscribe to any combination of our solutions and also choose how much control they will maintain over their IT security infrastructure by selecting among our fully managed, co-managed or monitored delivery options. Our flexible approach enables customers to tailor our solutions to reduce large and risky investments and costly implementations and to ensure quick and easy deployment.

Our Competitive Strengths

We believe that the following key competitive advantages will allow us to maintain and extend our leadership position in providing technology-driven information security solutions:

A Leader in Technology-Driven Information Security Solutions. We are a global leader in providing technology-driven information security solutions and believe we have become a mission-critical vendor to many of the large enterprises, small and medium-sized businesses and U.S. state and local government agencies we serve. We believe our position as a technology and market leader enhances our brand and positions us as a comprehensive solution.

Purpose-Built, Proprietary Technology. At the core of our solutions is a proprietary technology platform that collects, correlates and analyzes billions of daily events and data points, and generates enriched security intelligence on threat actor groups and global threat indicators.

Specialist Focus and Expertise. We have built our company, technology and culture with a singular focus on protecting our customers by delivering technology-driven information security solutions. We believe this continued focus reinforces our differentiation from other information security services vendors, including telecommunications and network providers, IT security product companies, and local and regional information security solutions providers.

Strong Team Culture. At our company, the fight against sophisticated and malicious cybersecurity threats is a personal one, and we take great pride in helping our customers protect their critical business data and processes. We dedicate significant resources to ensure that our culture and brand reflect our focus on protecting our customers.

Seasoned Management Team and Extensive IT Security Expertise. We have a highly experienced and tenured management team with extensive IT and cybersecurity expertise, and a record of developing successful new technologies and solutions to help protect our customers.

Our Growth Vision

Our vision is to be the essential cybersecurity company for a digitally connected world. To pursue our strategy, we seek to:

Maintain and extend our technology leadership: We intend to enhance our leading technology-driven integrated suite of solutions by adding complementary solutions that strengthen the security posture of our customers, such as security solutions for cloud-based environments. We intend to meet this goal by continuing to invest in research and development, increasing our global threat research capabilities and hiring personnel with extensive IT security expertise.

Expand and diversify our customer base: We intend to continue to expand and diversify our customer base, both domestically and internationally, by investing in our demand generation and marketing capabilities, investing in direct sales force, further developing our strategic and distribution relationships, expanding our alliance partnerships with key technology providers, pursuing opportunities across a broad range of industries, and creating new cloud-based solutions. We also intend to continue increasing our geographic footprint to further enhance our deep insight into the global threat landscape and our ability to deliver comprehensive threat intelligence to our customers.

Broaden portfolio to include software-as-a-service solutions: We intend to continue to expand our portfolio to include software-as-a-service solutions that our customers' in-house cybersecurity operations can use as an alternative to or in parallel with our existing solutions. In fiscal 2020, we launched our first software-as-a-service application, Red Cloak Threat Detection and Response (TDR) and related Managed Detection and Response (MDR).

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

Our Customers
As of January 31, 2020, our customer base was approximately 5,200 customers, including 4,100 subscription customers, across 52 countries. Our customers included approximately 23% of the companies in the Fortune 500 in fiscal 2020. We had no customer that represented 10% or more of our annual revenue in any of our last three fiscal years.
We serve customers in a broad range of industries, including the financial services, manufacturing, technology, retail, insurance, utility and healthcare sectors. In fiscal 2020, financial services and manufacturing customers accounted for 24.5% and 23.9%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2020 revenue.
International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 25%, 22% and 16% of our total net revenue in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 12—Selected Financial Information” in our consolidated financial statements included in this report.

Our Technology Offerings

We utilize the key components of our infrastructure described below to deliver our technology-driven information security solutions to our customers.

Counter Threat Platform
Our proprietary Counter Threat Platform was purpose-built to be the foundation of our information security solutions. It has a multi-tenant, distributed architecture that enables our software to run on a single platform while providing simultaneous access to multiple users. The platform collects, aggregates, correlates and analyzes billions of daily events (currently as many as 320 billion per day) from our extensive customer base, and uses sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. The timely analysis and routing of this security information enables our solutions to assess risk in near real time and allows us to report rapidly to our customers worldwide. The platform is highly flexible, permitting us to tailor our solutions to a customer’s unique environment, and can be configured to identify specific security events of interest to a particular customer. Our platform was designed to be vendor-neutral. As a result, it can aggregate events from a wide range of security and network devices, applications and endpoints.
The platform leverages our intelligence, gained over 21 years of processing and handling events, to provide insight into how attacks are initiated and spread across our customers’ networks. The platform also applies security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging threat actors and new attack tactics, and develops countermeasures that we apply to the platform to enable our customers proactively to prevent and detect compromises of their security. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables our security analysts proactively to alert customers, apply protections and respond quickly with appropriate context. The more security events we see, the more accurate our protections are and the more accurately we can respond.
The Counter Threat Platform is supported by the following proprietary technologies:

•
Counter Threat Appliance. Our Counter Threat Appliance performs several of the important functions of the Counter Threat Platform. The Counter Threat Appliance is a server that facilitates secure non-intrusive communications of security information used to provide managed security solutions, while our platform enriches data with our intimate knowledge of threats and customer specific intelligence to detect security incidents. A Counter Threat Appliance may be physical or virtual, which refers to the manner by which our technology is deployed to transmit information: “physical” being through the provisioning of a physical Company-owned server to a customer’s site, and “virtual” being through the use of the existing customer infrastructure and residing and operating in a customer’s virtual environment or platform. This technology supports a wide range of security and network devices, applications and endpoints to collect information on the customer environment, perform analytics and report to our counter threat operations centers.

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

•
Attacker Database. Our Counter Threat Unit research team maintains a patented process for generating a proprietary Attacker Database that contains machine readable threat intelligence we apply to the Counter Threat Platform, iSensorTM, Red CloakTM Advanced Endpoint Threat Detection and third-party security controls.

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

Security Operations Center Automation
We have developed several technologies to automate operations within our counter threat operations centers, where our security professionals identify, diagnose and respond to security information.

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

•
Ticket Management. Our ticket management system is based on Information Technology Infrastructure Library principles and delivers security monitoring and device management solutions to customers. A sophisticated and configurable workflow provides incident, change and problem management in a leveraged-service delivery model to enable our counter threat operations centers t    o handle a higher volume of work with consistent quality.

•
Management and Monitoring Tools. To effectively manage and monitor our infrastructure at customer sites and our data centers, we rely on a suite of purpose-built software applications to facilitate the full lifecycle management of all software and configuration deployments and updates, efficient management and troubleshooting, and monitoring of the health and availability of devices.

Other Enabling Technologies

•
iSensor. Many of our customers use our proprietary network intrusion detection and prevention appliance, the iSensor. The iSensor eliminates malicious inbound and outbound traffic in near real time by performing in-line deep packet inspection (which is an examination of packet data as the data passes through the device for signs of malware, intrusions or other threats) and by applying countermeasures from the Counter Threat Unit.

•
Red Cloak. Advanced Endpoint Threat Detection software, allows us to apply our threat intelligence and advanced analytics to the endpoint to reduce the amount of time required to detect a compromise of security and reduce the effort required to respond. Red Cloak also allows us to develop strategic countermeasures that interdict tactics used by threat actors.

•
Third-Party Technologies. Our technology-driven information security solutions are designed to monitor alerts, logs and other messages across multiple stages of the threat lifecycle. In addition to security monitoring, we offer device management for many leading security platforms. In deploying these solutions, we integrate a wide array of proprietary and third-party security products. Our technology supports firewalls from market-leading vendors, including, but not limited to, Cisco Systems, Inc., Palo Alto Networks, Inc., Check Point Software Technologies Ltd., Juniper Networks, Inc., Fortinet, Inc. and SonicWall, Inc. In addition, we also support intrusion prevention systems from vendors such as Intel Corporation (McAfee), and web application firewalls from vendors such as Imperva, Inc., F5 Networks, Inc. and Citrix Systems, Inc.

Software as a Service
In fiscal 2020, the Company launched its first software-as-a-service application, Red Cloak Threat Detection and Response (TDR). This gives customers visibility across their entire environment, applies advanced analytics developed using machine and deep learning on diverse data from a wide range of sources, and leverages workflows designed using the Company's 21 years of security operations expertise and integrated orchestration and automation capabilities that increase the speed of response actions. Threat intelligence, which is typically deployed as part of our managed security solutions, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact.
Red Cloak TDR integrates Secureworks’ threat intelligence which is compiled from billions of events across thousands of security environments and continuously updated to include new and emerging threats. Additionally, Red Cloak TDR integrates data from a variety of third-party sources to give organizations the best possible understanding of their threat landscape.

•
Red Cloak TDR analyzes activity from endpoint, network and cloud while reducing the number of false positives security professionals face. It detects advanced threats by correlating information from a variety of sources and threat intelligence feeds, integrating Secureworks’ knowledge of threat actor behaviors, and applying machine learning to provide much-needed context about the threat. Red Cloak TDR builds trust in security alerts and frees security teams to focus on threats that matter.

•
Designed around Secureworks’ defense in concert methodology, Red Cloak TDR unifies security environments and analyzes all relevant signals in one place. Users gain additional context so they can quickly and accurately judge the implications of each event.

•
By seamlessly working on investigations together, teams can quickly reach conclusions with confidence. The built-in chat feature can be used right from the user interface during an investigation to get expert help based upon years of experience hunting, analyzing and defending against threats.

•	The application allows for a quick, accurate, software-driven response that gives users the ability to automate the right action.

•
Because Red Cloak TDR is a cloud-based SaaS application, companies would not have the burden of installing on-premises hardware or maintaining software version upgrades. Updates, backups and tuning are provided through the broader solution.

•	Red Cloak TDR does not charge by data consumption, so subscribers are free to process the security-relevant data they need to keep their organization safe.

•	Onboarding is quick and easy because the application is designed to easily integrate into an organization’s current control framework.
Red Cloak Threat Detection and Response is the first in a suite of software-driven products and services that Secureworks plans to release.
Our Alliance Partnerships
Further, we maintain alliance partnerships with key technology providers who deliver capabilities we see as valuable in keeping our customers secure. These partnerships involve technology licensing, joint technology development, integration, research cooperation, co-marketing and sell-through arrangements. The principal technologies we license or resell from some of these key technology partners provide our customers with the following capabilities that in many instances we integrate into our solutions:

•	Cisco (Sourcefire) – network security

•	CrowdStrike – endpoint security

•	Lastline – malware detection and protection

•	Microsoft Defender – spyware and malware protection

•	Qualys – vulnerability management

•	TIBCO (LogLogic) – log management

•	VMware Carbon Black – endpoint security
For information regarding transactions between us and Carbon Black, see "Notes to Consolidated Financial Statements —Note 13 — Related Party Transactions" in our consolidated financial statements included in this report.
We license the technologies under agreements that generally have terms ranging from one to five years, subject to renewal in most cases, either upon notice of renewal or upon failure by us or the provider to give notice of termination to the other party. The provider generally may terminate any license upon advance notice to us of between 90 and 270 days. The technology partner license agreements generally provide for post-termination support, transition and wind-down periods that are intended to limit any disruption to our business that could result from a license termination. We generally are required under the agreements to make licensing payments in the form of fees or royalties at a discount off the list price, although some agreements also include volume or tiered pricing.

Our Service Offerings

We offer an integrated suite of technology-driven information security solutions. Our customers may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions. All of our solutions are enabled by our Counter Threat Platform and our team of highly-skilled security experts.

Managed Security and Managed Detection and Response

We offer a broad range of managed security solutions, including those highlighted below.
Managed Detection and Response. Secureworks' Managed Detection and Response (MDR) service leverages the detectors, analytics and correlation capabilities of Red Cloak TDR to find advanced threats that aren't typically found with normal detection, and to expand the context around each alert. Knowledge gained from more than 1,000 incident response engagements per year informs the continuously updated threat intelligence and analytics used to recognize malicious activity. With more accurate detections and better context, false alerts are reduced, and customers can focus on the events that matter. When an event requires action, customers have the option to check analyst recommendations via an intuitive interface or collaborate directly with Secureworks analysts using a built-in chat box. The Secureworks MDR service includes threat hunting to proactively isolate and contain threats that evade existing controls, and it comes with IR support for peace of mind during critical investigations.
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

Delivery Options for Managed Security. Our managed security customers can choose how much control they maintain over their IT security infrastructure by selecting among our fully managed, co-managed or monitored solution delivery options. Our solutions are designed to be flexible and scalable to complement the evolving security needs of our customers. Our customers often migrate between the different delivery options in response to their changing needs as well as to the changing threat landscape.

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

Backlog

We define backlog as the non-cancellable value of subscription-based solutions to be provided under managed security solutions contracted with a customer that have not yet been installed. Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue, as appropriate. All contractual amounts included in backlog are available to be installed and revenue recognition commenced within the coming fiscal year. As of January 31, 2020 and February 1, 2019, backlog of subscription-based solutions was approximately $12.9 million and $29.1 million, respectively. Backlog is influenced by several factors, including seasonality, the compounding effects of renewals and the mix of solutions under contract with customers. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues and we do not utilize these measurements as key management metrics.

Sales and Marketing

Our sales and marketing organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, building a strong sales pipeline and cultivating customer relationships. We offer managed security and threat intelligence on a subscription basis. We sell these solutions under contracts with initial terms that typically range from one to three years and, as of January 31, 2020, averaged two years in duration. We provide security and risk consulting primarily under fixed-price contracts, although we perform some engagements under variable-priced contracts on a time-and-materials basis.

Sales

We sell primarily through our direct sales organization, supplemented by sales through our channel partners, including referral agents, regional value-added resellers and trade associations. Approximately 91% of our revenue in fiscal 2020 was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners.

Our direct sales organization consists of inside sales and field sales personnel and solutions architects organized by core customer segments and geography. Our sales strategy varies based on the size of the company and the target point-of-entry into an organization, which is primarily through chief information security officers or other IT and business leaders. Within North America, our direct sales organization has separate teams focused on the large enterprises, small and medium-sized businesses, and U.S. state and local government agencies. We believe that continued additional investment in our direct and channel sales staff will contribute to our long-term growth.

We believe that our sales process differentiates us in the marketplace for information security solutions. The process typically begins by emphasizing the importance of educating key decision makers within a customer organization with respect to the organization’s information security needs. We deliver a technical evaluation performed by a team that includes both highly trained sales personnel and security experts. This allows us to tailor the solution design, including the level of service and deployment options, to the organization’s specific security needs and to become its long-term advisor and partner. A typical large enterprise sales team includes an inside sales team that is responsible for developing sales leads, a direct sales team that is responsible for obtaining new customers and some cross-sales, an enterprise account management team that is responsible for renewals and some cross-sales, and security engineers who provide technical support to our sales personnel.

Since our acquisition by Dell in February 2011, we have marketed our solutions through Dell’s channel partners as well as through our own and have entered into agreements with Dell to preserve, and potentially expand, our existing commercial arrangements with Dell.

Marketing

Our marketing strategy is to drive customer insights, generate demand, enable sales, build customer loyalty and increase the strength of the Secureworks brand. Our marketing team consists primarily of customer experience, solutions marketing, field marketing, demand generation and corporate communications functions.
Our primary marketing activities include:

•	Press and industry analyst relations to build third-party validation and generate positive coverage for our company and our solutions;

•	Events, trade shows and industry events, to create customer and prospect awareness;

•	Leveraging our proprietary research through content marketing and engagement on social channels like Twitter, LinkedIn and Facebook and on our own blogs;

•	Search engine marketing and advertising to drive traffic to our website;

•	Website development to engage and educate prospects and generate interest through product information and demonstrations, case studies, white papers, blog posts and marketing collateral;

•	Multi-channel marketing campaigns;

•	Customer testimonials and references; and

•	Sales tools and field marketing events to enable our sales organization to more effectively convert leads into customers.

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

We compete primarily against the following four types of security services and product providers, some of which operate principally in the large enterprise market and others in the market for small and medium-sized businesses:

▪	global telecommunications and network services providers such as AT&T Inc., BT Group plc, Verizon Communications Inc. and NTT Communications Corp.;

▪	providers of specialized or niche IT security products and services such as FireEye, Inc., and Palo Alto Networks, Inc.;

▪	diversified technology companies such as Cisco Systems, Inc., Hewlett Packard Enterprise Company, International Business Machines Corporation and Intel Corporation; and

▪	regional information security services providers that compete in the small and medium-sized businesses market with some of the features present in our information security solutions.

We believe that the principal competitive factors in our market include:

▪	global visibility into the threat landscape;

▪	ability to generate actionable intelligence based on historical data and emerging threats;

▪	scalability and overall performance of platform technologies;

▪	ability to integrate with, monitor and manage a variety of third-party products;

▪	ability to provide a flexible deployment option to cater to specific customer needs;

▪	ability to attract and retain high-quality professional staff with information security expertise;

▪	brand awareness and reputation;

▪	strength of sales and marketing efforts;

▪	cost effectiveness;

▪	customer service and support; and

▪	breadth and richness of threat intelligence, including history of data collection and diversity and geographic scope of customers.
We believe that we generally compete favorably with our competitors on the basis of these factors as a result of the architecture, features and performance of our Software-as-a-Service offerings, Counter Threat Platform, the quality of our threat intelligence, the security expertise within our organization and the ease of integration of our solutions and platform with other technology infrastructures. However, many of our existing and potential competitors, particularly in the large enterprise market, have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources.

Research and Development
We invest significant time and resources to maintain, enhance and add new functionality to our Counter Threat Platform and purpose-built technologies that are critical enablers of our solutions. Our research and development organization is responsible for the design, development and testing of all aspects of our suite of information security solutions. The members of the organization have deep security and software expertise and work closely with our product management and customer service training and support teams to gain insights into customers’ environments for use in threat research, product development and innovations. The organization focuses its research on identifying next-generation threats and adversaries and developing countermeasures, which are continuously applied to our platform and used to respond to the rapidly evolving security threat landscape. The majority of our research and development team is based in Atlanta, Georgia, Providence, Rhode Island, Pittsburgh, Pennsylvania, Edinburgh, Scotland, and Hyderabad, India.
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

Patents and Patent Applications
As of January 31, 2020, we owned 32 issued patents and 24 pending patent applications in the United States and four issued patents and three pending patent applications outside the United States. The issued patents are currently expected to expire between 2020 and 2037. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.
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

Trademarks and Copyrights
The U.S. Patent and Trademark Office has granted us federal registrations for some of our trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and maintain our registrations as permitted under federal law. We also have obtained protection for some of our trademarks, and have pending applications for trademark protection, in the European Community and various countries. We may, however, be unable to obtain trademark protection for our technologies and names that we use, and names, slogans or logos that we use or may use may be deemed non-distinctive, and therefore unable to distinguish our solutions from those of our competitors in one or more countries.
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

Employees
As of January 31, 2020, we employed 2,663 full-time employees in the United States and 22 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers’ councils.

Information about our Executive Officers

The following table sets forth information as of March 27, 2020 concerning our executive officers.

Name	Age	Position

Michael R. Cote	59	President and Chief Executive Officer
Paul M. Parrish	58	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Each executive officer is appointed by, and serves at the discretion of, our board of directors.

Michael R. Cote has served as our President and Chief Executive Officer since May 2015. He served as our General Manager and as Vice President of Dell from our acquisition by Dell in February 2011 through the closing of our initial public offering in April 2016. Before our acquisition by Dell, Mr. Cote had served as our Chairman, President and Chief Executive Officer since February 2002. Prior to joining Secureworks, Mr. Cote held executive positions with Talus Solutions Inc., a pricing and revenue management software firm acquired by Manugistics Group, Inc. in 2000. Mr. Cote joined Talus from MSI Solutions Inc., a web application development and systems integration company. In addition to his service in other technology executive roles, Mr. Cote's early career included international assignments with KPMG LLP, an accounting and consulting firm. Mr. Cote serves on the board of Children’s Healthcare of Atlanta, the board of regents at Boston College, the board of trustees at Marist School, and in February 2019, he joined the board of directors at Extrahop Networks, Inc. Mr. Cote also served as a director of FSLogix, Inc. until the company was acquired by Microsoft Corporation in November 2018. Mr. Cote is a Certified Public Accountant and a member of Business Executives for National Security.

Paul M. Parrish has served as our Senior Vice President and Chief Financial Officer since December 2019, and as our principal accounting officer since January 2020. Before joining us, Mr. Parrish most recently served as Chief Financial Officer of CIOX Health, LLC, a healthcare data management solutions company, from August 2016 to December 2019. Before joining Ciox, Mr. Parrish served as Chief Financial Officer of Brightree, LLC, a company providing a cloud-based software and services platform for the post-acute medical care market, from June 2014 to July 2016. Mr. Parrish’s previous experience includes multiple senior financial and accounting roles, including service as Chief Financial Officer of US Security Associates, Inc., a security services company, from September 2012 to January 2014, and Chief Financial Officer of S1 Corporation, a payments and financial services software company, from January 2009 to February 2012. Earlier in his career, Mr. Parrish was a Senior Manager with the global accounting firm Deloitte. Mr. Parrish is a Certified Public Accountant.

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

We incurred net losses of $31.7 million in fiscal 2020, $39.1 million in fiscal 2019 and $10.4 million in fiscal 2018. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our customer base and attract and retain top talent. Our strategic initiatives may be costlier than we expect, and we may not be able to increase our revenue to offset these increased operating expenses. Our revenue growth may slow or revenue may decline for a number of reasons, including increased competition, reduced demand for our solutions, a decrease in the growth or size of the information security market or any failure by us to capitalize on growth opportunities. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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
Our future growth also depends on our ability to scale our Counter Threat Platform to analyze an ever increasing number of events. As of January 31, 2020, our platform analyzed as many as 320 billion events each day. If the number of events grows to a level that our platform is unable to process effectively, or if our platform fails to handle automatically an increasing percentage of events or is unable to process a sudden, sharp increase in the number of events, we might fail to identify network, application and/or endpoint events as significant threat events, which could harm our customers and negatively affect our business and reputation.

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
We spend substantial time and money researching and developing new information security solutions and technologies and enhancing the functionality of our current solutions and technologies to meet the rapidly evolving demands of our customers for information security in our highly competitive industry. For us to realize the benefits from our significant investments in developing and bringing our solutions to market, our new or enhanced solutions must achieve high levels of market acceptance, which may not occur for many reasons, including as a result of:

•	delays in our introduction of new, enhanced or modified solutions that address and respond to innovations in computer technology and customer requirements;

•	defects, errors or failures in any of our solutions or delivery of our solutions;

•	any inability by us to integrate our solutions with the security and network technologies used by our current and prospective customers;

•	any failure by us to anticipate, address and respond to new and increasingly sophisticated security threats or techniques used by hackers and other threat actors;

•	negative publicity about the performance or effectiveness of our solutions; and

•	disruptions or delays in the availability and delivery of our solutions.
Even if the initial development and commercial introduction of any new solutions or enhancements to our existing solutions are successful, the new or enhanced solutions may not achieve widespread or sustained market acceptance. In such an event, our competitive position may be impaired, and our revenue and profitability may be diminished. The negative effect of inadequate market acceptance on our results of operations may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new or enhanced solutions.

We rely on personnel with extensive information security expertise, and the loss of, or our inability to attract and retain, qualified personnel in the highly competitive labor market for such expertise could harm our business.

Our future success depends on our ability to identify, attract, retain and motivate qualified personnel. We depend on the continued contributions of Michael R. Cote, our President and Chief Executive Officer, and our other senior executives, who have extensive information security expertise. The loss of any of these executives could harm our business and distract from the operating responsibilities of other executives engaged to search for their replacements.

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

Our results of operations or other operating measures have fluctuated in the past from quarter to quarter. We expect that quarterly fluctuations will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to existing customers and to renew contracts with our customers;

•	delays in deployment of solutions under our customer contracts;

•	our ability to attract new customers;

•	interruptions or service outages in our data centers, cloud providers and other technical infrastructure, other technical difficulties or security breaches;

•	customer budgeting cycles, seasonal buying patterns and purchasing practices;

•	changes in our pricing policies or those of our competitors;

•	fluctuations in the demand for our information security solutions and in the growth rate of the information security market generally;

•	the level of awareness of IT security threats and the market adoption of information security solutions;

•	the timing of the recognition of revenue and related expenses;

•	our ability to expand our direct sales force and our strategic and distribution relationships;

•	our ability to develop in a timely manner new and enhanced information security solutions and technologies that meet customer needs;

•	our ability to retain, hire and train key personnel, including sales personnel, security analysts, security consultants and members of our security research team;

•	fluctuations in available cash flow from prepayments for our solutions;

•	changes in the competitive dynamics of our market, including the launch of new products and services by our competitors;

•	the effectiveness and efficiency of in-house information security solutions;

•	our ability to control costs, including our operating and capital expenses;

•	our ability to keep our proprietary technologies current;

•	any failure of or technical issues affecting a significant number of our appliances or software;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;

•	stock-based compensation expense associated with attracting and retaining personnel; and

•	general economic conditions, geopolitical events and natural catastrophes and public health issues, including the novel strain of coronavirus, COVID-19, which began spreading globally in early 2020.
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

Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources. As a result, they may be able to adapt more quickly than we can to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, several of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually. Mergers, consolidations or alliances among competitors, or acquisitions of our competitors by large companies, may result in more formidable competition for us if their security products and services are bundled into sales packages with their widely utilized non-security-related products and services. For example, large telecommunications companies have chosen to integrate managed security solutions as a complement to their existing communications offerings, a trend which may accelerate in the future. In addition, we expect pricing pressures within the information security market to intensify as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products and managed security solutions. If we are unable to maintain or improve our competitive position with respect to our current or future competitors, our failure to do so could adversely affect our revenue growth and financial condition. Further, if our competitors are able to successfully use artificial intelligence to enhance the ability of their solutions to prevent, detect, respond to or predict cybersecurity breaches and we do not successfully implement any comparable technologies, our solutions could be viewed less favorably by potential customers and our revenues and competitive position could be negatively affected.

If we are unable to attract new customers, retain existing customers or increase our annual contract values, our revenue growth will be adversely affected.

To achieve revenue growth, we must expand our customer base, retain existing customers, and increase our annual contract values. In addition to attracting additional large enterprise and small and medium-sized business customers, our strategy is to continue to pursue non-U.S. customers, government entity customers and customers in other industry sectors in which our competitors may have a stronger position. The renewal rates of our existing customers may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, the price of our solutions, the prices or availability of competing solutions and technologies or consolidation within our customer base. If we fail to attract new customers, or our customers do not renew their contracts for our solutions or renew them on less favorable terms, our revenue may cease to grow or may decline and our business may suffer.

Some customers elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able, on a consistent basis, to increase our annual contract values by obtaining advantageous contract renewals. We offer managed security and threat intelligence on a subscription basis under contracts with initial terms that typically range from one to three years and, as of January 31, 2020, averaged two years in duration. Our customers have no obligation to renew their contracts after the expiration of their terms, and we cannot be sure that customer contracts will be renewed on terms favorable to us or at all. The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions and the level of management we provide for the solutions. Our initial contracts with customers may include amounts for hardware, installation and professional services that may not recur. Further, if a customer renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the customer, but may be unable to do so.

We generate a significant portion of our revenue from customers in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.

We derived approximately 25% of our revenue in fiscal 2020 from financial services institutions and expect to continue to derive a substantial portion of our revenue from customers in the financial services industry. Any of a variety of changes in that industry could adversely affect our revenue, profitability and financial condition. Spending by financial services customers on technology generally has fluctuated, and may continue to fluctuate, based on changes in economic conditions and on other factors, such as decisions by customers to reduce or restructure their technology spending in an attempt to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential customer base, resulting in a smaller market for our solutions.

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

As we grow, we must continue to manage efficiently our employees, operations, finances, research and development and capital investments. Our productivity, customer-focused culture and the quality of our solutions may be negatively affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. In addition, we may need to make substantial investments in additional IT infrastructure to support our growth and will need to maintain or improve our operational, financial and management controls and our reporting procedures, which will require substantial management effort and additional investments in our operations. Further, if we expand our offerings, we may compete more directly with security software and service providers that may be better established or have greater resources than we do, our relationships with our channel and strategic partners may be impaired, and we may be required to comply with additional industry regulations.

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

We are substantially dependent on our direct sales force to obtain new customers and increase sales to existing customers, and we believe that our growth will be constrained if we are not successful in recruiting, training and retaining a sufficient number of qualified sales personnel. There is significant competition for sales personnel with the deep skills and technical knowledge required to sell our information security solutions. We may be unable to hire or retain sufficient numbers of qualified individuals in the domestic and international markets in which we do business or plan to do business. Because we seek to grow rapidly, many members of our sales force may be new to our company at any time. Newly hired sales personnel require extensive training and experience in selling activity before they achieve full productivity. Sales force members we have hired recently or plan to hire may not become productive as quickly as we expect. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, results of operations and growth prospects will be adversely affected.

Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.

Sales of our information security solutions usually require lengthy sales cycles, which are typically three to nine months, but can exceed 12 months for larger customers. Sales to our customers can be complex and require us to educate our customers about our technical capabilities and the use and benefits of our solutions. Customers typically pursue a significant evaluation and acceptance process, and their subscription decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unplanned administrative, processing and other delays. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term contracts. If we do not realize the sales we expect from potential customers, our revenue and results of operations could be adversely affected.

As we continue to expand sales of our information security solutions to customers located outside the United States, our business increasingly will be susceptible to risks associated with international sales and operations.

We have limited experience operating in international jurisdictions compared to our experience operating in the United States. We expect to increase our presence internationally through additional relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. International revenue, which we define as revenue contracted through non-U.S. entities, contributed approximately 25% of our total revenue in fiscal 2020. Our lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings.

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

•	potentially adverse tax consequences and compliance costs resulting from the complexities of international tax systems and overlap of different tax regimes;

•	reduced or varied protection of intellectual property rights in some countries that could expose us to increased risk of infringement of our patents and other intellectual property;

•	global disruptions in custom spending patterns or our ability to provide service to our customers as a result of any widespread public health issues, including a pandemic such as COVID-19; and

•	political, social and economic instability, terrorist attacks and security concerns in general.

The occurrence of any of these risks could negatively affect our international business and, consequently, our overall business, results of operations and financial condition.

The United Kingdom’s withdrawal from the European Union may adversely impact our operations in the United Kingdom and elsewhere.

Effective on January 31, 2020, the United Kingdom, or U.K., withdrew from the European Union, or EU, commonly referred to as “Brexit,” in accordance with the Treaty on European Union. The unsettled terms of the withdrawal, which are subject to negotiation during an 11-month transition period, have created significant uncertainty in areas currently regulated by EU law, such as cross border data transfers. Currently, the most immediate impact on our company may be on certain data transfers from the EU to the U.K., which could impose compliance burdens and cause disruptions to our business. Further, trade, immigration and commercial regulation may be modified during the transition period or permanently, and some of our customers may relocate some or all of their operations to jurisdictions outside of the U.K. in anticipation or as a result of Brexit. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities and solutions.

An inability to expand our key distribution relationships would constrain the growth of our business.

We intend to expand our distribution relationships to increase domestic and international sales. Approximately 9% of our revenue in fiscal 2020 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our information security solutions and adversely affect our revenue growth and financial condition.

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

If any of our customers experiences an IT security breach after adopting our solutions, even if our solutions have blocked the theft of any data or provided some form of remediation, the customer could be disappointed with our solutions and could look to our competitors for alternatives to our solutions. In addition, if any enterprise or government entity publicly known to use our solutions is the subject of a publicized cyber attack, some of our other current customers could seek to replace our solutions with those provided by our competitors. Further, our reputation could be damaged if a cyber attack were to occur through a customer's security or network devices, applications or endpoints that we are not contractually obligated to monitor, if there is a perception that Secureworks monitors all the affected customer's devices, applications and endpoints. Any real or perceived defects, errors or vulnerabilities in our solutions, or any other failure of our solutions to detect an advanced threat, could result in:

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

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales or other critical functions. Breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other affected third parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We rely in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar effects on us.

Adverse legislative or regulatory tax changes or unfavorable outcomes in tax audits and other tax compliance matters could result in an increase in our tax expense or effective income tax rate.
 Changes in tax laws (including any future Treasury notices or regulations related to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017) could adversely affect our operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to us and similar companies. The Organization for Economic Co-operation and Development (the “OECD”), an international association of 36 countries, including the United States, has issued guidelines that change long-standing tax principles. This may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the OECD guidelines.
 Additional changes to tax laws are likely to occur, and such changes may adversely affect our tax liability. The effective tax rate also could be impacted if our geographic sales mix changes. In addition, any actions by the Company to repatriate non-U.S. earnings for which it has not previously provided for U.S. taxes may affect the effective tax rate.
 We are continually under audit in various tax jurisdictions. We may not be successful in resolving potential tax claims that arise from these audits. An unfavorable outcome in certain of these matters could result in an increase in our tax expense. In addition, our provision for income taxes could be adversely affected by changes in the valuation of deferred tax assets.

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

New and evolving information security, cybersecurity, and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.

We are currently subject, and may become further subject, to federal, state and foreign laws and regulations regarding the privacy and protection of personal data or other potentially sensitive information. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, these include laws and regulations promulgated under the authority of state attorneys general. For example, the California Consumer Privacy Act, or CCPA, became effective January 1, 2020, and, among other things, requires covered entities to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and gives such consumers a private right of action with the possibility of statutory damages between $100 and $750 per California resident per incident for data breaches resulting from the covered entity’s violation of its duty to implement and maintain reasonable security measures. We cannot yet predict the full impact of the CCPA on our business or operations, or predict any future changes to the language of the CCPA, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply with any such changes. In the United States, state laws also provide for disparate data breach notification regimes that may trigger consumer, customer or regulator notifications, all of which could apply to us in a situation where consumer or employee information is accessed or acquired by unauthorized persons (a “data breach”) depending on the information affected. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in the areas of privacy, information security and cybersecurity.
Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our customers must comply. For example, in the European Economic Area, the General Data Protection Regulation, or GDPR, imposes stringent operational and governance requirements for companies that collect or process personal data of residents of the European Union and Iceland, Norway and Lichtenstein. The GDPR also provides for significant penalties for non-compliance, which can be up to four percent of annual worldwide “turnover” (a measure similar to revenues in the United States). Some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, under the GDPR and a growing number of other legislative and regulatory requirements globally, jurisdictions are adopting consumer, regulator and customer notification and other requirements in the event of a data breach, with the potential for fines and the possibility of such notifications resulting in penalties for late notice or investigations or litigation relating to the reasonableness of security measures.
The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations, including through individual or class action litigation, or result in reputational harm.

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

In fiscal 2020, approximately 76% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 24% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of January 31, 2020, averaged two years in duration. Revenue related to these contracts generally is recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods. As of January 31, 2020, we billed approximately 58% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would have a negative effect on our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new customers must be recognized over the applicable contract term. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.

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

In some countries where we currently operate or expect to conduct business in the future, it is common to engage in business practices that are prohibited by U.S. laws and regulations, including the FCPA, regardless of where such behavior occurs. Such laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Although we have implemented policies and procedures intended to preclude such practices, some of our employees, consultants, sales agents or channel partners, including those that may be based in or from countries where practices that violate U.S. laws may be customary, may take actions in violation of our procedures and for which we ultimately may be responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from contracting with government entities in the United States, and could subject us to other liabilities, which could negatively affect our business and financial condition.

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

Earthquakes, fires, power outages, floods, terrorist attacks, public health issues and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.

A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, or a widespread public health issue, such as the COVID-19 pandemic, which began spreading globally in early 2020, could have a material adverse effect on our business, results of operations or financial condition. Although our five counter threat operations centers are designed to be redundant and to offer seamless backup support in an emergency, we rely on two primary data centers and public cloud providers to sustain our operations. While each of these data centers and public cloud providers are capable of sustaining our operations individually, a simultaneous failure of the centers or public cloud providers could disrupt our ability to serve our customers. In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster, including a pandemic such as COVID-19, impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our customer engagements may suffer. Disruptions from COVID-19 or a similar pandemic or public health issue could include, and have included, restrictions on the ability of our employees or the employees of our customers, vendors or suppliers to travel, or closures of our facilities or the facilities of these third parties. Such restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors or suppliers. The COVID-19 pandemic has led to significant disruption of normal business operations globally, as businesses, including Secureworks, have needed to implement modifications to employee travel, employee work locations and employee productivity, in some instances as required by federal, state and local authorities, and has given rise to significant volatility in the global capital markets and financial system. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs and effect on our vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Acts of terrorism or other geopolitical unrest also could cause disruptions in our business or the business of our supply chain, manufacturing vendors or logistics providers. The adverse impacts of these risks may increase if the disaster recovery plans for us and our suppliers prove to be inadequate.

Risks Related to Intellectual Property

We rely in part on patents to protect our intellectual property rights, and if our patents are ineffective in doing so, third parties may be able to use aspects of our proprietary technology without compensating us.

As of January 31, 2020, we owned 32 issued patents and 24 pending patent applications in the United States and four issued patents and three pending patent applications outside the United States. Obtaining, maintaining and enforcing our patent rights is costly and time-consuming. Moreover, any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify or narrow our claims, and even if any of our pending patent applications issues, such patents may not provide us with meaningful protection or competitive advantages, and may be circumvented by third parties. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology.

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

As of January 31, 2020, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 86.2% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

So long as Dell Technologies controls the majority of the voting power of our outstanding common stock, our other stockholders will not be able to affect the outcome of any stockholder vote in which holders of the Class B common stock are entitled to vote. Dell Technologies is able to control, directly or indirectly and subject to applicable law, significant matters affecting us, including:

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

To preserve Dell Technologies' ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns and its ability to consolidate with us for tax purposes, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.

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

In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain stock indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, as calculated by FTSE Russell, whereas S&P Dow Jones announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Other major stock indices might adopt similar requirements in the future. FTSE Russell has published an indicative list of companies affected by its policy, including its analysis of the percentage of each company’s voting rights in the hands of public stockholders. FTSE Russell’s calculation, in accordance with its analysis, of Secureworks’ voting rights in the hands of public stockholders, was approximately 1.17%, as disclosed in this indicative list. FTSE Russell’s determination may change at any time. Under the current criteria, our dual-class capital structure makes our Class A common stock ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that track these indices will not invest in our stock. It is unclear what effect, if any, exclusion from any indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies could depress the valuations of public companies excluded from such indices compared to those of other companies that are included.

As a “controlled company” under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.

As of January 31, 2020, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq, and eligible to rely on exemptions from Nasdaq corporate governance requirements generally obligating listed companies to maintain:

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

We currently rely on the exemption from the requirement to maintain a board of directors having a majority of independent directors. Although we do not currently rely on the other exemptions from Nasdaq’s corporate governance requirements, we may decide to avail ourselves of one or more of these exemptions in the future. During any period in which we do so, investors may not have the same protections afforded to stockholders of companies that must comply with all of Nasdaq’s corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price.

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

As of January 31, 2020, we have outstanding 11,206,287 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. Of these shares, the 8,000,000 shares of Class A common stock that were sold in our IPO are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of January 31, 2020, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.

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

Provisions in our charter and bylaws and in Delaware law may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may favor, including transactions in which stockholders might receive a premium for their shares of Class A common stock. These provisions also could make it more difficult for investors in our Class A common stock to elect directors of their choosing and to cause us to take other corporate actions they support, including removing or replacing our current management. The charter and bylaw provisions:

•
provide that our Class B common stock is entitled to ten votes per share, while our Class A common stock is entitled to one vote per share, enabling Dell Technologies, as the beneficial owner of all outstanding shares of our Class B common stock, to control the outcome of all matters submitted to a vote of our stockholders, including the election of directors, in which holders of the Class B common stock are entitled to vote;

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

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the exclusive forum for:

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

Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and claims under the federal securities laws. Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” There is uncertainty, particularly in light of current litigation, as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act. Our stockholders will not be deemed, by operation of our choice of forum provision, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2020, our facilities consisted of our corporate headquarters, five counter threat operations centers, two primary data centers, and various other Dell facilities housing our research and development, marketing and sales functions, and administrative and IT operations support. We either lease these facilities or have the right to use them pursuant to service agreements, either with Dell or with other third parties. As of January 31, 2020, we did not own any facilities.

Our corporate headquarters, as well as one of our counter threat operations centers and one of our data centers, is located in Atlanta, Georgia, where we lease facilities of approximately 141,229 square feet. As of January 31, 2020, we leased or licensed facilities for our other counter threat operations centers in the following locations: Chicago, Illinois; Providence, Rhode Island; Edinburgh, Scotland; and Bucharest, Romania. Our employees also operate out of a number of Dell facilities around the globe pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 8—Leases” in our consolidated financial statements included in this report.

As we expand, we intend to lease or license additional sites, either from Dell or other third parties, for counter threat operations centers, sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of January 31, 2020, we were not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Class A Common Stock

Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the symbol “SCWX.” There is no public market for our Class B common stock.

Holders

As of March 26, 2020, there were ten holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee.

Dividends

Subsequent to the listing of our Class A common stock on the Nasdaq Global Select Market, we have not declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Purchases of Equity Securities

The following table presents information with respect to purchases of Class A common stock by the Company during the three months ended January 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
November 2, 2019 through November 29, 2019	—	$—	—	10,090,036
November 30, 2019 through December 27, 2019	—	—	—	10,090,036
December 28, 2019 through January 31, 2020	—	—	—	10,090,036
Total	—	$—	—	$10,090,036

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

Stock Performance Graph

The following graph compares the cumulative total return on the Class A common stock for the period from April 22, 2016, the date on which the Class A common stock began trading on the Nasdaq Global Select Market, through January 31, 2020 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on April 22, 2016 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

	April 22, 2016	February 3, 2017	February 2, 2018	February 1, 2019	January 31, 2020
Secureworks	$100.00	$75.64	$67.43	$165.07	$112.36
NASDAQ Composite	100.00	115.50	147.59	148.05	186.52
PureFunds ISE Cyber Security ETF	100.00	121.21	137.94	161.01	179.55

This performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Secureworks specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. Selected Financial Data

The following selected financial data presented below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our audited financial statements and accompanying notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data," of this Annual Report on Form 10-K to fully understand the factors that affect the comparability of the information presented below. The results of operations for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 and the balance sheet data as of January 31, 2020 and February 1, 2019 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The results of operations for the fiscal years ended February 3, 2017 and January 29, 2016, and the balance sheet data as of February 2, 2018 and January 29, 2016 are derived from audited financial statements, while the balance sheet data for the fiscal year ended February 3, 2017 are derived from our financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
The selected balance sheet data as of January 31, 2020 reflects the prospective adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), also referred to as Topic 842. The selected results of operations and balance sheet data for fiscal 2018 and 2017 reflect the retrospective adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, also referred to as Topic 606.

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018	February 3, 2017	January 29, 2016
	(in thousands, except per share data)
Results of Operations:
Net revenue	$552,765	$518,709	$467,930	$432,751	$339,522
Gross margin	$299,969	$272,592	$242,846	$220,262	$155,713
Operating expenses	$352,143	$321,324	$312,827	$276,141	$261,721
Operating loss	$(52,174)	$(48,732)	$(69,981)	$(55,879)	$(106,008)
Net loss	$(31,666)	$(39,101)	$(10,417)	$(31,641)	$(72,381)
Share and Per Share Data
Net loss per share - basic and diluted	$(0.39)	$(0.48)	$(0.13)	$(0.41)	$(1.03)
Weighted average shares outstanding - basic and diluted	80,563	80,710	80,280	77,635	70,000

	January 31, 2020	February 1, 2019	February 2, 2018	February 3, 2017	January 29, 2016
	(in thousands)
Balance Sheet:
Cash and cash equivalents	$181,838	$129,592	$101,539	$116,595	$33,422
Accounts receivable	$111,798	$141,344	$157,764	$113,546	$116,357
Total assets(1)	$1,048,031	$1,036,159	$1,057,081	$1,047,544	$917,785
Short-term deferred revenue	$175,847	$157,865	$137,697	$117,999	$109,467
Short-term convertible notes	$—	$—	$—	$—	$27,993
Long-term deferred revenue	$12,690	$16,064	$14,948	$14,752	$18,352
Total stockholder's equity	$666,880	$692,707	$731,090	$725,455	$588,456
(1) Reflects the impact of the adoption of the new lease accounting standard in fiscal 2020 which was adopted prospectively.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, as fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Fiscal 2020, fiscal 2019 and fiscal 2018 each included 52 weeks. All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands. The following discussion focuses on our fiscal 2020 and fiscal 2019 financial condition and results of operations, including comparisons of the years ended January 31, 2020 and February 1, 2019. For discussion and analysis related to our financial condition and results of operations for fiscal 2018, including comparisons of the years ended February 1, 2019 and February 2, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2019, which was filed with the Securities and Exchange Commission on March 28, 2019.

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

Overview

We are a leading global provider of technology-driven information security solutions singularly focused on protecting our customers from cyber attacks. We combine deep expertise from service to thousands of customers, machine learning and automation from our proprietary technology, and actionable insights from our team of elite researchers and analysts to create a powerful network effect that provides increasingly strong protection for our customers. By aggregating and analyzing data from various sources around the world, we prevent security breaches, detect malicious activity in real time, respond rapidly and predict emerging threats.
Our vision is to be the essential cybersecurity company for a digitally connected world. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers’ defenses. We seek to provide the right level of security for each customer's unique situation, which evolves as the customer's organization grows and changes.
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
Our solutions leverage the proprietary technologies, processes and extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 21 years. Key elements of our strategy include:

•	maintain and extend our technology leadership,

•	expand and diversify our customer base,

•	deepen our existing customer relationships, and

•	attract and retain top talent.

Our technology-driven information security solutions offer an innovative approach to prevent, detect, respond to and predict cybersecurity breaches. Through our managed security solutions, which are largely sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect and effectively remediate threats quickly.
In fiscal 2020, we launched our first software-as-a-service application, Red Cloak Threat Detection and Response (TDR) and related Managed Detection and Response (MDR) powered by Red Cloak. This application gives customers visibility across their entire environment, applies advanced analytics developed using machine and deep learning on diverse data from a wide range of sources, and leverages workflows designed using our 21 years of security operations expertise and integrated orchestration and automation capabilities that increase the speed of response actions. Threat intelligence, which is typically deployed as part of our managed security solutions, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact.
In addition to these solutions, we also offer a variety of services, which includes security and risk consulting and incident response to accelerate adoption of our capabilities. Through security and risk consulting, we advise customers on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our customers' evolving needs and help them secure themselves against cyber attacks.
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This has led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have needed to implement modifications to employee travel, employee work locations and employee productivity, in some instances as required by federal, state and local authorities. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all.
From April 2009 to January 31, 2020, the number of events processed by our technology platform increased from five billion to as many as 320 billion events per day. This significant growth has required continual investment in our business. We believe these investments are critical to our success, although they may continue to impact our near-term profitability.

Key Factors Affecting Our Performance

We believe that our future success will depend on many factors, including the adoption of our solutions by organizations, continued investment in our technology and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in this report. We operate in a highly competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products, as well as their managed security solutions. We must continue to efficiently manage our investments and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.

Adoption of Technology-Driven Solution Strategy. The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective cyber defense strategy requires the coordinated deployment of multiple products and solutions tailored to an organization’s specific security needs. Our integrated suite of solutions is designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current customers recognize the mission-critical nature of our technology-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.

Investment in Our Technology and Threat Intelligence Research. Our technology platform constitutes the core of our technology-driven information security solutions. It provides our customers with an integrated perspective and intelligence regarding their network environments and security threats. The platform is augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt our platform to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our platform will contribute to long-term revenue growth, but it may continue to adversely affect our near-term profitability.

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

Investments in Expanding Our Customer Base and Deepening Our Customer Relationships. To support future sales, we will need to continue to devote resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our go-to-market efforts with direct sales, channel partners and marketing. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may continue to adversely affect our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing customers. As our customers realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.

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

We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the annual periods then ended:

	January 31, 2020	February 1, 2019	February 2, 2018
Subscription customer base	4,100	4,200	4,400
Total customer base	5,200	4,700	5,000
Monthly recurring revenue (in millions)	$36.5	$36.2	$35.3
Annual recurring revenue (in millions)	$437.5	$434.1	$423.0
Average subscription revenue per customer (in thousands)	$107.8	$103.3	$95.6
Revenue retention rate	95%	89%	96%
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

Average Subscription Revenue Per Customer. Our average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our customer composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue. As of January 31, 2020, February 1, 2019, and February 2, 2018, approximately 60%, 50%, and 44%, respectively, of our professional services customers subscribed to our managed security solutions.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based customer base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of customers at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. However, the calculation does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including the timing of solutions installations and customer renewal rates.

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

•
Impact of Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act relates to final tax provision impacts of complying with the U.S. tax reform that was enacted in December 2017, as recorded in fiscal 2020 and fiscal 2019, as well as the provisional tax benefit of $27.0 million that was recorded in the fourth quarter of fiscal 2018. For additional information, see “Notes to Consolidated Financial Statements—Note 11—Income and Other Taxes” in our consolidated financial statements included in this report.

•
Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
GAAP revenue	$552,765	$518,709	$467,930
Impact of purchase accounting	—	—	584
Non-GAAP revenue	$552,765	$518,709	$468,514

GAAP gross margin	$299,969	$272,592	$242,846
Amortization of intangibles	14,089	13,642	13,642
Impact of purchase accounting	—	—	624
Stock-based compensation expense	1,206	780	891
Non-GAAP gross margin	$315,264	$287,014	$258,003

GAAP research and development expenses	$94,964	$87,608	$80,164
Stock-based compensation expense	(4,280)	(4,133)	(3,261)
Non-GAAP research and development expenses	$90,684	$83,475	$76,903

GAAP sales and marketing expenses	$157,674	$141,818	$139,937
Stock-based compensation expense	(1,694)	(2,652)	(735)
Non-GAAP sales and marketing expenses	$155,980	$139,166	$139,202

GAAP general and administrative expenses	$99,505	$91,898	$92,726
Amortization of intangibles	(14,094)	(14,094)	(14,095)
Impact of purchase accounting	—	—	(1,025)
Stock-based compensation expense	(12,368)	(11,805)	(8,903)
Non-GAAP general and administrative expenses	$73,043	$65,999	$68,703

GAAP operating income (loss)	$(52,174)	$(48,732)	$(69,981)
Amortization of intangibles	28,183	27,736	27,737
Impact of purchase accounting	—	—	1,649
Stock-based compensation expense	19,548	19,370	13,790
Non-GAAP operating income (loss)	$(4,443)	$(1,626)	$(26,805)

GAAP net income (loss)	$(31,666)	$(39,101)	$(10,417)
Amortization of intangibles	28,183	27,736	27,737
Impact of purchase accounting	—	—	1,649
Stock-based compensation expense	19,548	19,370	13,790
Impact of Tax Cuts and Jobs Act	(1,191)	4,325	(34,993)
Aggregate adjustment for income taxes	(14,688)	(10,978)	(15,129)
Non-GAAP net income (loss)	$186	$1,352	$(17,363)

GAAP earnings (loss) per share	$(0.39)	$(0.48)	$(0.13)
Amortization of intangibles	0.35	0.34	0.35
Impact of purchase accounting	—	—	0.02
Stock-based compensation expense	0.24	0.24	0.17
Impact of Tax Cuts and Jobs Act	(0.01)	0.05	(0.44)
Aggregate adjustment for income taxes	(0.18)	(0.13)	(0.19)
Non-GAAP earnings (loss) per share *	$—	$0.02	$(0.22)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(31,666)	$(39,101)	$(10,417)
Interest and other, net	(850)	(2,778)	2,735
Income tax benefit	(19,658)	(6,853)	(62,299)
Depreciation and amortization	42,932	41,207	42,171
Stock-based compensation expense	19,548	19,370	13,790
Impact of purchase accounting	—	—	584
Adjusted EBITDA	$10,306	$11,845	$(13,436)

Our Relationship with Dell and Dell Technologies

On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of January 31, 2020 represented approximately 86.2% of our total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of our outstanding common stock.

As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 13—Related Party Transactions” in our consolidated financial statements included in this report.

During the periods presented in the consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Consolidated Financial Statements—Note 11—Income and Other Taxes” in our consolidated financial statements included in this report.

Additionally, we participate in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. These agreements generally were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose to, or are required to, transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 13—Related Party Transactions” in our consolidated financial statements included in this report.

Components of Results of Operations

Revenue

We sell managed security and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security contracts typically range from one to three years and, as of January 31, 2020, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.

The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In fiscal 2020, approximately 76% of our revenue was derived from subscription-based arrangements, attributable to managed security solutions, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 25%, 22% and 16% of our total net revenue in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Although our international customers are located primarily in the United Kingdom, Japan and Canada, we provide managed security solutions to customers across 52 countries as of January 31, 2020.

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

Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide solutions to our customers, as well as perform other critical functions. Also included in cost of revenue are amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may fluctuate.

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

Income Tax Expense (Benefit)

Our effective tax benefit rate was 38.3%, 14.9% and 85.7% for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively. The change in effective tax rate from fiscal 2019 to fiscal 2020 was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation units, certain provisions from the Tax Cuts and Jobs Act, and the recognition of additional benefits relating to research and development credits.

We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and us that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Consolidated Financial Statements—Note 11—Income and Other Taxes" in our consolidated financial statements included in this report.

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

The following table summarizes our key performance indicators for the fiscal years ended January 31, 2020 and February 1, 2019.

	Fiscal Year Ended
	January 31, 2020			February 1, 2019
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$552,765	100.0%	6.6%	$518,709	100.0%
Cost of revenue	$252,796	45.7%	2.7%	$246,117	47.4%
Total gross margin	$299,969	54.3%	10.0%	$272,592	52.6%
Operating expenses	$352,143	63.7%	9.6%	$321,324	61.9%
Operating loss	$(52,174)	(9.4)%	7.1%	$(48,732)	(9.4)%
Net loss	$(31,666)	(5.7)%	(19.0)%	$(39,101)	(7.5)%

Other Financial Information (1)
Non-GAAP revenue	$552,765	100.0%	6.6%	$518,709	100.0%
Non-GAAP gross margin	$315,264	57.0%	9.8%	$287,014	55.3%
Non-GAAP operating expenses	$319,707	57.8%	10.8%	$288,640	55.6%
Non-GAAP operating loss	$(4,443)	(0.8)%	173.2%	$(1,626)	(0.3)%
Non-GAAP net income	$186	—%	(86.2)%	$1,352	0.3%
Adjusted EBITDA	$10,306	1.9%	(13.0)%	$11,845	2.3%
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

Revenue
Net revenue, which we refer to as revenue, increased $34.1 million, or 6.6%, in fiscal 2020, compared with fiscal 2019. The revenue increase resulted primarily from revenue generated by subscription-based solutions. Revenue attributable to our subscription-based solutions represented approximately 76% of revenue in fiscal 2020 and fiscal 2019. Our existing customers continued to increase their contracted subscriptions for our solutions, with our retention rate increasing 6% in fiscal 2020.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $27.2 million and $16.6 million for fiscal 2020 and 2019, respectively. For more information regarding the commercial agreements, see "Notes to Consolidated Financial Statements—Note 13—Related Party Transactions" in our consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for fiscal 2020, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $140.3 million, or 21.9%. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.

Gross Margin
Our total gross margin increased $27.4 million, or 10.0%, in fiscal 2020, compared with fiscal 2019. As a percentage of revenue, our gross margin percentage increased 170 basis points to 54.3% in fiscal 2020. Gross margin on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $28.3 million, or 9.8%, in fiscal 2020. As a percentage of revenue, our non-GAAP gross margin increased 170 basis points to 57.0% in fiscal 2020. The increase in gross margin as a percentage of revenue on a GAAP and non-GAAP basis during the fiscal year was mainly attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies. Growth in revenue from Safeguard and Response solutions sold through Dell, which have higher margins, also contributed to the increase in gross margin.

Operating Expenses

The following table presents information regarding our operating expenses during the fiscal years ended January 31, 2020 and February 1, 2019.

	Fiscal Year Ended
	January 31, 2020			February 1, 2019
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$94,964	17.2%	8.4%	$87,608	16.9%
Sales and marketing	157,674	28.5%	11.2%	141,818	27.3%
General and administrative	99,505	18.0%	8.3%	91,898	17.7%
Total operating expenses	$352,143	63.7%	9.6%	$321,324	61.9%

Other Financial Information
Non-GAAP research and development	$90,684	16.4%	8.6%	$83,475	16.1%
Non-GAAP sales and marketing	155,980	28.2%	12.1%	139,166	26.8%
Non-GAAP general and administrative	73,043	13.2%	10.7%	65,999	12.7%
Non-GAAP operating expenses (1)	$319,707	57.8%	10.8%	$288,640	55.6%

(1)	See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $7.4 million, or 8.4%, in fiscal 2020. As a percentage of revenue, on a GAAP basis, R&D expenses increased 30 basis points to 17.2% in fiscal 2020. As a percentage of revenue, on a non-GAAP basis, R&D expenses increased 30 basis points to 16.4% in fiscal 2020. The increases were primarily attributable to increased compensation and benefits associated with additional development resources, and other technology related cost for the continued development of our solutions, including the development of a new security analytics platform and software application.

Sales and Marketing Expenses. S&M expenses increased $15.9 million, or 11.2%, in fiscal 2020. As a percentage of revenue, S&M expenses increased 120 basis points to 28.5% in fiscal 2020. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 140 basis points to 28.2% for fiscal 2020. The increases in S&M expenses as a percentage of revenue were primarily attributable to sales costs associated with new offerings launched in the first quarter of fiscal 2020 in partnership with Dell. In addition, commission expense increased due to the reduction in the period over which deferred commission costs are recognized.

General and Administrative Expenses. G&A expenses increased $7.6 million, or 8.3%, in fiscal 2020. As a percentage of revenue, G&A expenses increased 30 basis points to 18.0% in fiscal 2020. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 50 basis points to 13.2% in fiscal 2020. The increases in G&A expenses as a percentage of revenue were primarily attributable to compensation and benefits, sales tax expense, and higher facilities-related costs.

Operating Loss

Our operating loss was $52 million for fiscal 2020 compared to $49 million for fiscal 2019. As a percentage of revenue, our operating loss was 9.4% in both fiscal 2020 and fiscal 2019. The increase in our operating loss was primarily attributable to increased operating expenses as we continue to invest in the business to drive growth. Operating loss on a GAAP basis includes amortization of intangible assets, purchase accounting adjustments and stock-based compensation expense. The increases in our non-GAAP operating loss on a dollar basis and as a percentage of revenue were primarily attributable to the same drivers as above.

Interest and Other, Net

Interest and other income was $0.9 million in fiscal 2020 compared with an expense of $2.8 million in fiscal 2019. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.

Income Tax Expense (Benefit)

Our income tax benefit was $19.7 million, or 38.3%, and $6.9 million, or 14.9%, of our pre-tax loss in fiscal 2020 and fiscal 2019, respectively. The changes in the effective tax benefit rate were primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation units, certain provisions from the Tax Cuts and Jobs Act and the research and development tax credit.

Net Income (Loss)

Our net loss of $(31.7) million decreased $7.4 million, or 19.0%, in fiscal 2020. The decrease in our net loss was attributable to the increased tax benefit in fiscal 2020 compared with fiscal 2019 related to the Tax Cuts and Jobs Act, which more than offset lower operating results. Net income on a non-GAAP basis was $0.2 million, which represents a decrease of $1.2 million, or 86.2%, from fiscal 2019. Overall, the decrease in non-GAAP net income was primarily due to the impacts of the operating losses discussed above.

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

Selected Measures of Liquidity and Capital Resources

As of January 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $181.8 million and accounts receivable of $111.8 million. Our cash and cash equivalents balance as of January 31, 2020 included $100.5 million invested in money market funds pending their use in our business.

Selected measures of our liquidity and capital resources are as follows:

	January 31, 2020	February 1, 2019
	(in thousands)

Cash and cash equivalents	$181,838	$129,592
Accounts receivable, net	$111,798	$141,344

We invoice our customers based on a variety of billing schedules. During fiscal 2020, on average, 58% of our recurring revenue was billed in advance and approximately 42% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of January 31, 2020 compared with February 1, 2019 reflected increased collection activity, partially offset by an increase in revenue. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain and continue to take actions to reduce our exposure to credit losses. As of January 31, 2020 and February 1, 2019, the allowance for doubtful accounts was $5.1 million and $6.2 million, respectively. The decrease in the allowance for doubtful accounts was due to overall improvement in our longer-aged receivables balances. Based on our assessment, we believe we are adequately reserved for credit risk.

Revolving Credit Facility

SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of January 31, 2020. Effective as of March 26, 2020, the facility agreement was amended and restated to extend the maturity date to March 26, 2021 and to modify the annual rate at which interest accrues.

Each loan made under the amended and restated credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate plus 1.30%. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of us or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of our company. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.

Cash Flows

	Fiscal Year Ended
	January 31, 2020	February 1, 2019
	(in thousands)
Net change in cash from:
Operating activities	$78,839	$57,199
Investing activities	(12,590)	(10,200)
Financing activities	(14,003)	(18,946)
Change in cash and cash equivalents	$52,246	$28,053

•
Operating Activities — Cash provided by operating activities was $78.8 million and $57.2 million in fiscal 2020 and fiscal 2019, respectively. The improvement in our operating cash flows was primarily driven by the decrease in our net accounts receivable due to improved collection rates, partially offset by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.

•
Investing Activities — Cash used in investing activities totaled $12.6 million and $10.2 million in fiscal 2020 and fiscal 2019, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure, as well as certain capitalized costs related to the development of our new security software application.

•
Financing Activities — Cash used in financing activities was $14.0 million and $18.9 million in fiscal 2020 and fiscal 2019, respectively. The usage in fiscal 2020 reflected employee tax withholding payments of $8.5 million associated with the vesting of stock compensation grants and our repurchase of $6.4 million of our Class A common stock pursuant to our stock repurchase program re-authorized during fiscal 2020 and payment of a long-term financing arrangement of $0.5 million, which was partially offset by proceeds of $1.3 million from stock options exercised during fiscal 2020. The usage in fiscal 2019 reflected our repurchase of $13.5 million of our Class A common stock pursuant to our stock repurchase program authorized during fiscal 2019, payments of long-term financing arrangements of $3.2 million, including related party obligations with a Dell subsidiary of $2.2 million, and employee tax withholding payments of $2.2 million associated with the vesting of stock compensation grants. For information about our stock repurchase program, see “Notes to Consolidated Financial Statements—Note 9—Stockholders' Equity” in our consolidated financial statements included in this report.
Contractual Cash Obligations

Contractual cash obligations are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$5,017	$12,285	$9,918	$7,648	$34,868
Purchase obligations	3,645	2,048	—	—	5,693
Credit facilities and other(1)	—	500	—	—	500
Total	$8,662	$14,833	$9,918	$7,648	$41,061

(1)
Other reflects purchase obligations of annual maintenance services for hardware systems for internal use financed from a related party. See also “Notes to Consolidated Financial Statements—Note 13—Related Party Transactions” in our consolidated financial statements included in this report.

For information about leases and purchase obligations, see “Notes to Consolidated Financial Statements—Note 8—Leases” and “Notes to Consolidated Financial Statements—Note 7—Commitments and Contingencies” in our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of January 31, 2020, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies and Estimates

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

Subscription-based arrangements typically include security solutions, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. The Company uses its hardware appliances in providing security solutions required to access the Company’s technology platform. The arrangements that require hardware do not typically convey ownership of the appliance to the customer. Moreover, any related installation fees are non-refundable and are also incapable of being distinct within the context of the arrangement. Therefore, the Company has determined that these arrangements constitute a single performance obligation for which the revenue and any related costs are recognized over the term of the arrangement ratably, which reflects the Company’s performance in transferring control of the services to the customer. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.
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

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis, or as potential triggering events are identified. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill and indefinite-lived intangible assets are impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined that the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying amount, we perform the quantitative analysis of the impairment test.

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

Based on the qualitative assessment performed during fiscal 2020, we determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and therefore, no impairment of goodwill or indefinite-lived intangible asset existed at our test date of November 1, 2019. Subsequently, no events occurred through our January 31, 2020 year end that would indicate an impairment exists.

Stock-Based Compensation. Our compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies Inc., or Dell Technologies. Under the plans, we and, prior to the IPO date, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. Fair value for restricted stock awards and restricted stock units under our plan is based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The annual grant of restricted stock and restricted stock units issued during the fiscal year ended January 31, 2020 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Stock-based compensation expense, regarding service-based awards, is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense, regarding performance awards, is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. We estimate a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.

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

Recently Issued Accounting Pronouncements

Information about recently issued accounting pronouncements is presented in “Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies” in our consolidated financial statements included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu and the Canadian Dollar; the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

As our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SecureWorks Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of SecureWorks Corp. and its subsidiaries (the “Company”) as of January 31, 2020 and February 1, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and February 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended January 31, 2020.
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
March 27, 2020

We have served as the Company's auditor since 2014.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	January 31, 2020	February 1, 2019

ASSETS
Current assets:
Cash and cash equivalents	$181,838	$129,592
Accounts receivable, net	111,798	141,344
Inventories	746	468
Other current assets	27,449	27,604
Total current assets	321,831	299,008
Property and equipment, net	27,606	35,978
Goodwill	416,487	416,487
Operating lease right-of-use assets, net	23,463	—
Intangible assets, net	180,052	206,448
Other non-current assets	78,592	78,238
Total assets	$1,048,031	$1,036,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,690	$16,177
Accrued and other current liabilities	98,855	86,495
Deferred revenue	175,847	157,865
Total current liabilities	293,392	260,537
Long-term deferred revenue	12,690	16,064
Operating lease liabilities, non-current	24,669	—
Other non-current liabilities	50,400	66,851
Total liabilities	381,151	343,452
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 11,206 and 11,016 issued and outstanding, respectively	112	110
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	896,983	884,567
Accumulated deficit	(207,929)	(176,263)
Accumulated other comprehensive income (loss)	(3,090)	(2,884)
Treasury stock, at cost - 1,257 and 819 shares, respectively	(19,896)	(13,523)
Total stockholders' equity	666,880	692,707
Total liabilities and stockholders' equity	$1,048,031	$1,036,159

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018

Net revenue	$552,765	$518,709	$467,930
Cost of revenue	252,796	246,117	225,084
Gross margin	299,969	272,592	242,846
Research and development	94,964	87,608	80,164
Sales and marketing	157,674	141,818	139,937
General and administrative	99,505	91,898	92,726
Total operating expenses	352,143	321,324	312,827
Operating loss	(52,174)	(48,732)	(69,981)
Interest and other, net	850	2,778	(2,735)
Loss before income taxes	(51,324)	(45,954)	(72,716)
Income tax benefit	(19,658)	(6,853)	(62,299)
Net loss	(31,666)	(39,101)	(10,417)

Loss per common share (basic and diluted)	$(0.39)	$(0.48)	$(0.13)
Weighted-average common shares outstanding (basic and diluted)	80,563	80,710	80,280

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Net loss	$(31,666)	$(39,101)	$(10,417)
Foreign currency translation adjustments, net of tax	(206)	(2,914)	3,544
Comprehensive loss	$(31,872)	$(42,015)	$(6,873)

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Cash flows from operating activities:
Net loss	$(31,666)	$(39,101)	(10,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,932	41,207	42,171
Stock-based compensation expense	19,548	19,370	13,790
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	270	(1,818)	3,256
Income tax benefit	(19,658)	(6,853)	(62,299)
Other non cash impacts	1,830	—	—
Provision for doubtful accounts	3,099	2,356	3,947
Changes in assets and liabilities:
Accounts receivable	26,789	13,750	(48,540)
Net transactions with parent	(12,483)	(1,797)	11,024
Inventories	(278)	562	917
Other assets	13,293	(7,277)	14,610
Accounts payable	7,008	(6,117)	3,302
Deferred revenue	14,463	20,942	19,560
Accrued and other current liabilities	13,692	21,975	9,466
Net cash provided by operating activities	78,839	57,199	787
Cash flows from investing activities:
Capital expenditures	(12,590)	(10,200)	(13,819)
Net cash used in investing activities	(12,590)	(10,200)	(13,819)
Cash flows from financing activities:
Proceeds from stock option exercises	1,327	—	—
Principal payments on financing arrangement with Dell Financial Services	—	(2,208)	(800)
Taxes paid on vested restricted shares	(8,453)	(2,207)	(1,224)
Purchases of stock for treasury	(6,377)	(13,531)	—
Payments on financed capital expenditures	(500)	(1,000)	—
Net cash used in financing activities	(14,003)	(18,946)	(2,024)
Net (decrease) increase in cash and cash equivalents	52,246	28,053	(15,056)
Cash and cash equivalents at beginning of the period	129,592	101,539	116,595
Cash and cash equivalents at end of the period	$181,838	$129,592	$101,539

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Financed capital expenditures	$724	$373	$1,390
Income taxes paid	$1,746	$1,961	$1,152

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 3, 2017	10,566	$107	70,000	$700	$854,907	$(126,745)	$(3,514)	$—	$725,455
Net loss	—	—	—	—	—	(10,417)	—	—	(10,417)
Other comprehensive (loss) income	—	—	—	—	—	—	3,544	—	3,544
Vesting of restricted stock units	384	4	—	—	(4)	—	—	—	—
Grants of restricted stock awards, net	284	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(149)	(2)	—	—	(1,280)	—	—	—	(1,282)
Stock-based compensation	—	—	—	—	13,790	—	—	—	13,790
Balances, February 2, 2018	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—	$731,090
Net loss	—	—	—	—	—	(39,101)	—	—	(39,101)
Other comprehensive (loss) income	—	—	—	—	—	—	(2,914)	—	(2,914)
Vesting of restricted stock units	598	5	—	—	(5)	$—	—	—	—
Grants of restricted stock awards, net	386	4	—	—	(4)	$—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(234)	(2)	—	—	(2,205)	—	—	—	(2,207)
Stock-based compensation	—	—	—	—	19,370	—	—	—	19,370
Shares repurchased	(819)	(8)	—	—	—	—	—	(13,523)	(13,531)
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(31,666)	—	—	(31,666)
Other comprehensive (loss) income	—	—	—	—	—	—	(206)	—	(206)
Vesting of restricted stock units	957	9	—	—	(9)	—	—	—	—
Exercise of stock options	95	1	—	—	1,326	—	—	—	1,327
Grants of restricted stock awards, net	122	1	—	—	(1)	—	—	—	—
Cancellation of unvested restricted stock awards	(124)	(1)	—	—	1	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(422)	(4)	—	—	(8,449)	—	—	—	(8,453)
Stock-based compensation	—	—	—	—	19,548	—	—	—	19,548
Shares repurchased	(438)	(4)	—	—	—	—	—	(6,373)	(6,377)
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “Secureworks” or the “Company”) is a leading global provider of technology-driven information security solutions singularly focused on protecting the Company's customers from cyber attacks.
On April 27, 2016, the Company completed its initial public offering (“IPO”), as further described below. Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. (“Dell”) and Dell’s subsidiaries, no shares of the Company's outstanding Class A common stock and all shares of the Company's outstanding Class B common stock, which as of January 31, 2020 represented approximately 86.2% of the Company's total outstanding shares of common stock and approximately 98.4% of the combined voting power of both classes of the Company's outstanding common stock.
The Company has one primary business activity, which is to provide customers with information security solutions. The Company’s chief operating decision-maker, who is the President and Chief Executive Officer, makes operating decisions, assesses performance and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, Secureworks operates its business as a single reportable segment.

Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements. The consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the related party transactions, see “Note 13—Related Party Transactions.”
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See “Note 11—Income and Other Taxes” for more information.

Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, as fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Fiscal 2020, fiscal 2019 and fiscal 2018 each consisted of 52 weeks.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Consolidated Statements of Operations. Actual results could differ from these estimates.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. As of January 31, 2020 and February 1, 2019, cash and cash equivalents are comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market funds are valued using quoted market prices and are included as Level 1 inputs. As of January 31, 2020 and February 1, 2019, the Company had $100.5 million and $90.7 million, respectively, invested in money market funds.
Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Accounts receivable are charged against the allowance for doubtful accounts when deemed uncollectible. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of January 31, 2020 and February 1, 2019, the allowance for doubtful accounts was $5.1 million and $6.2 million, respectively.
Unbilled accounts receivable included in accounts receivable, totaling $11.2 million and $13.8 million as of January 31, 2020 and February 1, 2019, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming fiscal year.
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
Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, depreciation expense was $14.7 million, $13.5 million and $14.4 million, respectively. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.
Leases. The Company determines if any arrangement is, or contains, a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Secureworks is the lessee in a lease contract when the Company obtains the right to control the asset. Operating leases are included in the line items operating lease right-of-use assets, net; accrued and other current liabilities; and operating lease liabilities, non-current in the consolidated statements of financial position. Leases with a lease term of 12 months or less at inception are not recorded in the consolidated statements of financial position and are expensed on a straight-line basis over the lease term in the consolidated statements of operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company's leases do not provide an implicit interest rate, Secureworks uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When the Company's contracts contain lease and nonlease components, the Company accounts for both components as a single lease component. Refer to "Note 8—Leases" for further discussion.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis, or as potential triggering events are identified. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs. To determine whether goodwill and indefinite-lived intangible assets are impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined that the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying amount, the Company performs the quantitative analysis of the impairment test.
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
The Company’s customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company's sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes the deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be six years) in sales and marketing expenses. These assets are classified as non-current, and included in other non-current assets in the Consolidated Statements of Financial Position. As of January 31, 2020 and February 1, 2019, the amount of deferred commissions included in other non-current assets was $62.8 million and $62.9 million, respectively.
Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security solutions, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company capitalizes and amortizes these fulfillment costs on a straight-line basis over the economic life of the services, or approximately four years, in cost of revenue. As of January 31, 2020 and February 1, 2019, the amount of deferred fulfillment costs included in other non-current assets was $11.4 million and $11.0 million, respectively.
Foreign Currency Translation. During the periods presented, Secureworks primarily operated in the United States. For the majority of the Company’s international businesses, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Statements of Operations within interest and other, net. These transaction (losses) gains totaled $(0.3) million, $1.8 million and $(3.3) million in the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.
Revenue Recognition. Secureworks derives revenue primarily from two sources: (1) subscription revenue related to managed security and threat intelligence solutions; and (2) professional services, including security and risk consulting and incident response solutions.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Subscription-based arrangements typically include security solutions, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. The Company uses its hardware appliances in providing security solutions required to access the Company’s technology platform. The arrangements that require hardware do not typically convey ownership of the appliance to the customer. Moreover, any related installation fees are non-refundable and are also incapable of being distinct within the context of the arrangement. Therefore, the Company has determined that these arrangements constitute a single performance obligation for which the revenue and any related costs are recognized over the term of the arrangement ratably, which reflects the Company’s performance in transferring control of the services to the customer. Amounts that have been invoiced, but for which the above revenue recognition criteria have not been met, are included in deferred revenue.
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

As indicated above, the Company has one primary business activity, which is to provide customers with technology-driven information security solutions. The Company's chief operating decision maker, who is the President and Chief Executive

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, the Company is considered to be in a single reportable segment and operating unit structure.
The following table presents revenue by service type (in thousands):

	January 31, 2020	February 1, 2019	February 2, 2018
Managed Security Solutions revenue	$419,489	$396,130	$365,768
Security and Risk Consulting revenue	133,276	122,579	102,162
Total revenue	$552,765	$518,709	$467,930

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
Sales and Marketing. Sales and marketing expense includes compensation and related expenses, including salaries, benefits, and performance-based compensation, including sales commissions and related expenses for sales and marketing personnel, marketing and advertising programs, including lead generation, customer advocacy events, other brand-building expenses and allocated overhead. Advertising costs are expensed as incurred and were $13.3 million, $12.6 million and $14.7 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

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
Stock-Based Compensation. The Company’s compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies. Under the plans, the Company, and prior to the IPO, Dell Technologies, have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value. Fair value for restricted stock awards and restricted stock units under the Company’s plan is based on the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant the Company must determine the fair value of the underlying common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The Company's annual grant of restricted stock and restricted stock units issued during the fiscal year ended January 31, 2020 vest over an average service period of three years and approximately 50% of such awards are subject to performance conditions. Stock-based compensation expense, with respect to service-based awards is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense, with respect to performance awards is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
Loss Contingencies. Secureworks is subject to the possibility of various losses arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. See “Note 7–Commitments and Contingencies” for more information about these loss contingencies.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Recently Adopted Accounting Pronouncements
Leases. The Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," effective February 2, 2019. Accounting Standards Codification ("ASC") 842 "Leases" requires lessees to recognize operating lease right-of-use ("ROU") assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU No. 2016-02 using the modified retrospective method and utilized the optional transition method under which the Company will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative period presented. In addition, Secureworks elected the package of practical expedients permitted under the transition guidance which permits the Company to: (i) carry forward the historical lease classification; (ii) not separate lease components from non-lease components within the Company's facility lease contracts; (iii) not present comparative periods but rather record a cumulative catch-up during fiscal 2020; and (iv) elect, by asset class, not to record on the balance sheet a lease whose term is twelve months or less including reasonably certain renewal options. As a result of the adoption for the fiscal year beginning February 2, 2019, the Company recorded initial operating lease ROU assets and operating lease liabilities, all related to real estate, of $28.0 million and $31.8 million, respectively.

Recently Issued Accounting Pronouncements
Income Taxes. In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
Intangibles - Goodwill and Other - Internal-Use Software. In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted. Entities may choose to adopt the new guidance prospectively or retrospectively. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for the Company for annual and interim periods beginning in the Company's 2021 fiscal year, with early adoption permitted, and will be applied on a prospective basis. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 3 — LOSS PER SHARE

Loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards that may be anti-dilutive. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because the Class A common stock and the Class B common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Numerator:
Net loss	$(31,666)	$(39,101)	$(10,417)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,563	80,710	80,280
Loss per common share:
Basic and Diluted	$(0.39)	$(0.48)	$(0.13)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,826	5,966	5,096

NOTE 4 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's subscription-based solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
Deferred revenue represents the aggregate amount of billing in advance of service delivery. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Therefore, the Company invoices its customers based on a variety of billing schedules. During the fiscal year ended January 31, 2020, on average, approximately 58% of the Company's recurring revenue was billed in advance and approximately 42% was billed on either a monthly or quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company's deferred revenue during the fiscal years ended January 31, 2020 and February 1, 2019 are as follows (in thousands):

	As of February 1, 2019	Upfront payments received and billings during the fiscal year ended January 31, 2020	Revenue recognized during the fiscal year ended January 31, 2020	As of January 31, 2020
Deferred revenue	$173,929	$249,215	$(234,607)	$188,537

	As of February 2, 2018	Upfront payments received and billings during the fiscal year ended February 1, 2019	Revenue recognized during the fiscal year ended February 1, 2019	As of February 1, 2019
Deferred revenue	$152,645	$206,960	$(185,676)	$173,929

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

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
As of January 31, 2020, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$285,833	$160,195	$85,660	$28,497	$11,481
Performance obligation - backlog	25,391	10,067	9,707	5,494	123
Total	$311,224	$170,262	$95,367	$33,991	$11,604

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the fiscal years ended January 31, 2020 and February 1, 2019 are as follows (in thousands):

	As of February 1, 2019	Amount capitalized	Amount expensed	As of January 31, 2020
Deferred commissions	$62,895	$19,053	$(19,163)	$62,785
Deferred fulfillment costs	10,973	5,921	(5,528)	11,366

	As of February 2, 2018	Amount capitalized	Amount expensed	As of February 1, 2019
Deferred commissions	$57,229	$19,915	$(14,249)	$62,895
Deferred fulfillment costs	10,163	5,920	(5,110)	10,973

As referenced in “Note 2 — Significant Accounting Policies,” deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which historically had been estimated to be seven years. During the third quarter of fiscal 2020, the Company determined to change the estimated life of the customer relationship to be six years, The net impact of this change was an increase in operating loss for the fiscal year ended January 31, 2020 of $3.5 million on a pre-tax basis, or $0.03 on a per share basis. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the fiscal year ended January 31, 2020.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of January 31, 2020 and February 1, 2019.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2020 by performing a qualitative assessment of goodwill at the reporting unit level, as well as the Company's indefinite-lived intangible asset. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, that the first step of the quantitative goodwill impairment test was unnecessary. Additionally, based on the qualitative assessment performed in the third quarter of fiscal 2020, the Company determined that it was not more likely than not that the fair value of the other indefinite-lived intangible asset was less than its carrying amount and, therefore, that the first step of the quantitative goodwill impairment test was unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment subsequent to the test date through January 31, 2020.

Intangible Assets

The Company's intangible assets at January 31, 2020 and February 1, 2019 were as follows:

	January 31, 2020			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(91,246)	$98,272	$189,518	$(77,152)	$112,366
Technology	137,371	(85,709)	51,662	135,584	(71,620)	63,964
Finite-lived intangible assets	326,889	(176,955)	149,934	325,102	(148,772)	176,330
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$357,007	$(176,955)	$180,052	$355,220	$(148,772)	$206,448

Amortization expense related to finite-lived intangible assets was approximately $28.2 million for the fiscal year ended January 31, 2020 and approximately $27.7 million in each of the fiscal years ended February 1, 2019 and February 2, 2018, respectively. Amortization expense is included within cost of revenue and general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018.

Estimated future pre-tax amortization expense of finite-lived intangible assets as of January 31, 2020 over the next five years and thereafter is as follows:

Fiscal Years	(in thousands)
2021	$28,332
2022	28,332
2023	27,885
2024	23,491
2025	14,094
Thereafter	27,800
Total	$149,934

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 6 — DEBT

Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior, unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was extended on the same terms for an additional one-year term ending on March 26, 2020. During fiscal 2021, the facility was amended and restated to extend the maturity date to March 26, 2021 and to decrease the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.30%. All other terms remained substantially the same.
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
The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries. There was no outstanding balance under the credit facility as of January 31, 2020 or February 1, 2019.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations —The Company had various purchase obligations at January 31, 2020 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. As of January 31, 2020, the purchase obligations (in thousands) are as follows:

	Payments Due For
	Purchase	Credit Facilities
Fiscal Years Ending	Obligations	and Other (1)	Total
2021	$3,645	$—	$3,645
2022	1,788	500	2,288
2023	260	—	260
2024	—	—	—
2025	—	—	—
2026 and beyond	—	—	—
Total	$5,693	$500	$6,193

(1)	Reflects purchase obligations of annual maintenance services for hardware systems for internal use from a related party. See also “Note 13—Related Party Transactions.”

Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of January 31, 2020, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

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
Concentrations — The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, the Company had no customer that represented 10% or more of its net revenue during any fiscal period.

NOTE 8 — LEASES

The Company recorded operating lease cost for facilities of approximately $7.9 million for the year ended January 31, 2020, which included expenses of $1.2 million incurred in connection with the consolidation of certain facilities, and variable lease costs of $1.2 million for utilities and common area charges.
For the fiscal year ended January 31, 2020, the Company recorded operating lease costs of approximately $2.3 million for equipment leases which included short-term lease costs of $1.2 million. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $6.8 million during the fiscal year ended January 31, 2020.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

January 31, 2020
Weighted-average remaining lease term	5.8 years
Weighted-average discount rate	5.33%

The following table summarizes the maturity of the Company's operating lease liabilities as of January 31, 2020 (in thousands):

Fiscal Years Ending	January 31, 2020
2021	$5,017
2022	6,498
2023	5,787
2024	5,346
2025	4,572
Thereafter	7,648
Total operating lease payments	$34,868
Less imputed interest	(5,314)
Total operating lease liabilities	$29,554

The Company's leases have remaining lease terms of 1 month to 7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Disclosure related to periods prior to adoption of the new lease standard
The Company recorded operating cost for facilities and equipment of approximately $5.5 million and $4.7 million for the years ended February 1, 2019 and February 2, 2018, respectively. As of February 1, 2019, the Company had the following future minimum lease payments under non-cancelable leases prior to the adoption of the new lease standard (in thousands):

Fiscal Years Ending	February 1, 2019
2020	$5,237
2021	4,446
2022	6,190
2023	5,440
2024	4,936
Thereafter	11,825
Total operating lease payments	$38,074

NOTE 9 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company was authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company's Class A common stock through May 1, 2020. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program will be determined by management based upon market conditions and other factors. During the fiscal year ended January 31, 2020, the Company repurchased 438,380 shares of Class A common stock at an average price of $14.55, for an aggregate cost of $6.4 million. As of January 31, 2020, $10.1 million remained available for further purchases under the stock repurchase program.

NOTE 10 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN

In connection with the IPO, the Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan became effective on April 18, 2016, and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 12,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. The Company utilizes both authorized and unissued shares to satisfy all shares issued under the 2016 Plan. During fiscal 2019, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 4,000,000 shares. As of January 31, 2020, there were approximately 4,500,000 shares of Class A common stock available for future grants under the 2016 Plan.
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
During the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, no stock options were granted to employees or directors. However, the Company recognized $2.7 million, $3.7 million and $3.7 million in compensation expense for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively, for previously granted options.

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
The following table summarizes stock option activity and options outstanding and exercisable for the fiscal years ended, and as of, January 31, 2020, February 1, 2019 and February 2, 2018.

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value[1]
					(in thousands)
Balance, February 3, 2017	2,578,167	$14.00
Granted	—	—
Exercised	—	—
Canceled, expired or forfeited	(53,065)	14.00
Balance, February 2, 2018	2,525,102	$14.00
Granted	—	—
Exercised	(9,826)	14.00
Canceled, expired or forfeited	(27,514)	14.00
Balance, February 1, 2019	2,487,762	$14.00
Granted	—	—
Exercised	(94,826)	14.00
Canceled, expired or forfeited	(144,939)	14.00
Balance, January 31, 2020	2,247,997	$14.00	6.10	$6.08	$3,890

Options vested and expected to vest, January 31, 2020	2,244,835	$14.00	6.10	$6.08	$3,884

Options exercisable, January 31, 2020	1,646,650	$14.00	6.06	$6.11	$2,849

(1)
The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company's closing share price of $15.73 as reported on the Nasdaq Global Select Market on January 31, 2020, that would have been received by the option holders had all in-the-money options been exercised as of that date.

The total fair value of options vested was $3.6 million, $3.7 million and $3.8 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. At January 31, 2020, unrecognized stock-based compensation expense related to stock options was $1.6 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of 1.02 years.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Dell Technologies Inc. 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's executive officers. Upon the closing of the Company’s IPO, all unvested time-based awards were forfeited and 32,000 vested time-based stock options remained outstanding and 400,001 performance-based options remained unvested and outstanding subject to award terms. During the fiscal year ended February 1, 2019, the 400,001 performance-based options vested with a total fair value of $2.4 million. During the fiscal year ended January 31, 2020, 90,000 options were exercised with a pre-tax intrinsic value of $3.8 million. Cash proceeds received by Dell Technologies from the exercise of these stock options were $1.3 million and the tax benefit realized was $0.9 million for the fiscal year ended January 31, 2020. As of January 31, 2020, 32,000 time-based and 310,001 performance-based stock options remained outstanding. Given that all outstanding options vested in fiscal 2019, the Company recognized no related compensation expense for the fiscal year ended January 31, 2020, while $0.5 million and $0.3 million was recognized for the fiscal years ended February 1, 2019 and February 2, 2018, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock and Restricted Stock Units
Under the 2016 Plan, a restricted stock award ("RSA") is an award of shares of Class A common stock that may be subject to restrictions on transferability and other restrictions as the compensation committee determines in its sole discretion on the date of grant. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise as the Company's compensation committee may determine. Unless otherwise provided in an award agreement, a grantee who receives restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares of Class A common stock, except that the compensation committee may require any dividends to be withheld and accumulated contingent on vesting of the underlying shares or reinvested in shares of restricted stock.
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
In connection with the IPO, the Company granted RSAs and RSUs to employees and directors. The fair value of the RSAs and RSUs was $14.00 per share and all will vest over an average service period of four years. During the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 the Company issued additional restricted stock and restricted stock units to employees at weighted-average fair values per share of $16.93, $9.78 and $10.40, respectively. The Company's annual grant of RSAs and RSUs issued during the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 vests ratably over three years and approximately 50% of such awards are subject to performance conditions. Of the 3.1 million RSAs and RSUs outstanding on January 31, 2020, approximately 1.0 million were performance-based awards and 2.1 million were service-based awards. During the fiscal year ended January 31, 2020, the Company's compensation committee approved an accounting modification to allow 100% payout upon vesting of performance-based awards tied to fiscal year 2020 results. This modification resulted in total incremental expense to be recognized over the remaining service period of approximately $2.6 million, of which $0.4 million was recognized during the fiscal year ended January 31, 2020.
The Company recognized compensation expense related to RSAs and RSUs of $16.8 million, $15.2 million and $9.8 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively. At January 31, 2020, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $25.0 million, which is expected to be recognized over the weighted-average remaining requisite period of 2.22 years.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity for restricted stock and restricted stock units for the fiscal years ended, and as of, January 31, 2020, February 1, 2019 and February 2, 2018.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value[1]
				(in thousands)
Balance, February 3, 2017	2,242,486	$13.21
Granted	1,134,966	10.40
Vested	(507,196)	13.62
Forfeited	(550,697)	11.46
Balance, February 2, 2018	2,319,559	$12.16
Granted	2,274,508	9.78
Vested	(793,723)	11.99
Forfeited	(453,866)	10.69
Balance, February 1, 2019	3,346,478	$10.84
Granted	2,087,872	16.93
Vested	(1,282,743)	11.10
Forfeited	(1,088,990)	12.44
Balance, January 31, 2020	3,062,617	$14.32	1.25	$48,175

Restricted stock and restricted stock units expected to vest, January 31, 2020	2,909,217	$14.27	1.31	$45,762
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company's closing share price of $15.73 as reported on the Nasdaq Global Select Market on January 31, 2020, that would have been received by the restricted stock and restricted stock unit holders had all restricted stock and restricted stock units been issued as of that date.
As of January 31, 2020, restricted stock and restricted stock units representing 3.1 million shares of Class A common stock were outstanding, with an aggregate intrinsic value of $48.2 million based on the Company’s closing stock price as reported on the Nasdaq Global Select Market on January 31, 2020. The total fair value of Secureworks' restricted stock and restricted stock units that vested during the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 was $14.2 million, $9.4 million and $6.9 million, respectively, and the pre-tax intrinsic value was $25.3 million, $8.5 million and $4.6 million respectively.

Stock-based Compensation Expense
The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018.

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in thousands)
Cost of revenue	$1,206	$780	$891
Research and development	4,280	4,133	3,261
Sales and marketing	1,694	2,652	735
General and administrative	12,368	11,805	8,903
Total stock-based compensation expense	$19,548	$19,370	$13,790
The tax benefit related to stock-based compensation expense was $4.6 million, $4.7 million and $3.3 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

Long-term Performance Cash Awards
In March 2017, the Company began granting long-term performance cash awards to certain employees. The employees who receive the performance cash awards do not receive equity awards as part of the long-term incentive program. The long-term performance cash awards are subject to various performance conditions and vest in equal annual installments over a three-year period. For the fiscal years ended January 31, 2020 and February 1, 2019, the Company granted approximately $6.9 million and $15.7 million of these awards, respectively, and recognized $7.3 million and $6.6 million of related compensation expense, respectively.

Employee Benefit Plan
Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The Company matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s compensation, and participants vest immediately in all contributions to the 401(k) Plan. For the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, total expense under this plan was $10.8 million, $10.2 million and $10.7 million, respectively.

NOTE 11 — INCOME AND OTHER TAXES

The Company’s effective income tax rate for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 was as follows:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018

Loss before income taxes	$(51,324)	$(45,954)	$(72,716)
Income tax benefit	$(19,658)	$(6,853)	$(62,299)
Effective tax rate	38.3%	14.9%	85.7%

During the periods presented in the accompanying Consolidated Financial Statements, the Company did not file separate federal tax returns, as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.
The change in the Company's effective income tax rate for the fiscal years ended January 31, 2020 and February 1, 2019 was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense and the recognition of additional benefits relating to the research and development credits. The change in the Company's effective income tax rate for the fiscal years ended February 1, 2019 and February 2, 2018 was primarily driven by the decrease in the U.S. corporate income tax rate from 35% to 21% and the impact of the minimum tax on foreign earnings from the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform” or the “Act”) that was enacted in December 2017.
Throughout the fiscal year ended January 31, 2020, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary and final regulatory guidance clarifying certain provisions of U.S. Tax Reform, and the Company anticipates additional regulatory guidance and technical clarifications to be issued. When additional guidance and technical clarifications are issued, the Company will recognize the related tax impact in the quarter in which such guidance is issued. The GILTI provisions of the Act signed into law on December 22, 2017 require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI as a current period cost included in the year incurred.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company's benefit from income taxes to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018

U.S. federal statutory rate	21.0%	21.0%	33.7%
Impact of foreign operations	0.5	0.2	0.5
State income taxes, net of federal tax benefit	3.2	3.2	2.6
Research and development credits	6.5	4.4	2.1
Nondeductible/nontaxable items	(0.6)	(4.0)	(2.1)
U.S. Tax Reform	2.3	(9.4)	49.5
Stock-based compensation	5.4	(0.5)	(0.6)
Total	38.3%	14.9%	85.7%

The benefit for income taxes consists of the following:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in thousands)
Current:
Federal	$(8,135)	$(527)	$(20,288)
State/Local	(895)	(421)	(886)
Foreign	1,918	1,274	80
Current	(7,112)	326	(21,094)
Deferred:
Federal	(10,367)	(5,930)	(41,825)
State/Local	(931)	(1,132)	(444)
Foreign	(1,248)	(117)	1,064
Deferred	(12,546)	(7,179)	(41,205)
Income tax benefit	$(19,658)	$(6,853)	$(62,299)

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in thousands)
Domestic	$(55,800)	$(47,523)	$(77,390)
Foreign	4,476	1,569	4,674
Loss before income taxes	$(51,324)	$(45,954)	$(72,716)

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's net deferred tax balances are as follows:

	January 31, 2020	February 1, 2019
	(in thousands)
Deferred tax assets:
Deferred revenue	$2,743	$2,163
Provision for doubtful accounts	1,056	1,245
Credit carryforwards	5,796	—
Loss carryforwards	6,673	7,531
Stock-based and deferred compensation	9,249	8,468
Lease right-of-use asset	5,829	—
Other	2,135	2,948
Deferred tax assets	33,481	22,355
Valuation allowance	(4,613)	(4,742)
Deferred tax assets, net of valuation allowance	28,868	17,613
Deferred tax liabilities:
Property and equipment	(3,733)	(1,842)
Purchased intangible assets	(44,444)	(50,509)
Operating and compensation related accruals	(16,723)	(18,614)
Lease liability	(4,589)	—
Other	(1,067)	(347)
Deferred tax liabilities	(70,556)	(71,312)
Net deferred tax liabilities	$(41,688)	$(53,699)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.
As of January 31, 2020 and February 1, 2019, the Company had $4.6 million and $4.7 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 31, 2020. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of January 31, 2020 and February 1, 2019. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended January 31, 2020 would have been $51.3 million, $6.0 million and $45.3 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets, as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.

As of January 31, 2020, the Company has cumulative undistributed foreign earnings that would incur some amount of local withholding and state taxes if the earnings are distributed to SecureWorks Corp., which is domiciled in the United States. U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and has determined that it may be repatriating certain unremitted foreign earnings that were previously deemed indefinitely reinvested. As of January 31, 2020 and February 1, 2019, the Company has recorded withholding taxes of $0.3 million and $0.3 million, respectively, related to certain unremitted foreign earnings that may be repatriated.

A reconciliation of the Company's beginning and ending amount of unrecognized tax benefits is as follows:

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in thousands)
Beginning unrecognized tax benefits	$7,285	$763	$579
Increases related to tax positions of the current year	27	1,204	285
Increases related to tax position of prior years	13	5,589	—
Reductions for tax positions of prior years	(1,191)	(271)	(101)
Ending unrecognized tax benefits	$6,134	$7,285	$763

The Company's net unrecognized tax benefits of $6.6 million, $7.5 million and $0.8 million include amounts reflected in the table above, plus accrued interest and penalties of $0.5 million, $0.3 million and $0.0 million as of January 31, 2020, February 1, 2019 and February 2, 2018, respectively, and are included in other non-current liabilities in the Consolidated Statements of Financial Position. The net unrecognized tax benefits, if recognized, would increase the Company's income tax benefit and effective income tax benefit rate. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $0.2 million, $0.2 million and $0.0 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company is also currently under income tax audit in foreign jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position and cash flows.

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

The Company is no longer subject to tax examinations for years prior to fiscal 2013.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 12 — SELECTED FINANCIAL INFORMATION

The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of January 31, 2020 and February 1, 2019.

	Consolidated
	January 31, 2020	February 1, 2019
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$116,919	$147,504
Allowance for doubtful accounts	(5,121)	(6,160)
Total	$111,798	$141,344
Other current assets:
Income tax receivable	10,040	6,853
Prepaid maintenance and support agreements	8,425	10,602
Prepaid other	8,984	10,149
Total	$27,449	$27,604
Property and equipment, net
Computer equipment	$53,012	$67,468
Leasehold improvements	25,087	26,151
Other equipment	2,956	2,978
Total property and equipment	81,055	96,597
Accumulated depreciation and amortization	$(53,449)	$(60,619)
Total	$27,606	$35,978
Other noncurrent assets
Prepaid maintenance agreements	1,260	1,351
Deferred tax asset	1,633	648
Deferred commission and fulfillment costs	74,151	73,868
Other	1,548	2,371
Total	$78,592	$78,238
Accrued and other current liabilities
Compensation	$52,450	$48,242
Related party payable, net	3,209	15,634
Other	43,196	22,619
Total	$98,855	$86,495
Other non-current liabilities
Deferred tax liabilities	$43,321	$54,347
Other	7,079	12,504
Total	$50,400	$66,851

The allocation between domestic and foreign net revenue is based on the location of the Company’s customers. Net revenue from any single foreign country did not constitute 10% or more of the Company’s net revenue during any of the periods presented. As of January 31, 2020 and February 1, 2019, net property and equipment in Romania represented 14% and 13%, respectively, of the Company's consolidated net property and equipment.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The following tables present net revenue and property, plant and equipment allocated between the United States and international locations. The Company defines international revenue as revenue contracted through non-U.S. entities.

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Net revenue
United States	$412,511	$403,614	$391,159
International	140,254	115,095	76,771
Total	$552,765	$518,709	$467,930

	January 31, 2020	February 1, 2019
Property and equipment, net
United States	$22,772	$29,684
International	4,834	6,294
Total	$27,606	$35,978

NOTE 13 — RELATED PARTY TRANSACTIONS

Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $9.1 million, $3.7 million and $4.9 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell and its subsidiaries that is capitalized within property and equipment in the Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage ("EMC"), totaled $3.1 million, $2.7 million and $2.6 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.
EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $3.4 million, $1.2 million and $1.3 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively. Additionally, during the fiscal year ended January 31, 2020, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. From the date of the acquisition through the end of fiscal 2020, purchases of solutions by the Company from Carbon Black totaled $2.2 million and, as of January 31, 2020, the Company had liabilities to Carbon Black totaling $0.3 million.
The Company recognized revenue related to security solutions provided to other subsidiaries of Dell Technologies, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc. The revenue recognized by the Company for security solutions provided to these entities totaled $0.1 million, $0.3 million and $0.2 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively. Purchases by the Company from these other subsidiaries totaled $0.1 million, $0.7 million and $0.1 million during the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies, and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $0.4 million, $0.5 million and $0.4 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively.
The Company provides solutions to certain customers whose legal contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such customer contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $57.8 million, $59.0 million and $44.7 million for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018, respectively. In addition, as of January 31, 2020, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $27.2 million, $16.6 million, and $21.1 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively.
As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of January 31, 2020 and February 1, 2019:

	January 31, 2020	February 1, 2019
	(in thousands)
Related party payable (in accrued and other current liabilities)	$3,209	$15,634

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$13,674	$21,760

Net operating loss tax sharing receivable under agreement with Dell (in other current assets)	$10,040	$6,853

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)

NOTE 14 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table presents selected unaudited Statements of Operations for each quarter of fiscal 2020 and fiscal 2019. The statement have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in the Company's opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with the audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Fiscal Year 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$132,842	$136,605	$141,332	$141,986
Gross margin	$70,001	$73,010	$79,764	$77,194
Net loss	$(8,270)	$(10,260)	$(7,908)	$(5,228)
Net loss per common share (basic and diluted) (1)	$(0.10)	$(0.13)	$(0.10)	$(0.06)
Weighted-average common shares outstanding (basic and diluted)	80,467	80,674	80,518	80,591
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

	Fiscal Year 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$126,161	$128,778	$133,060	$130,710
Gross margin	$65,631	$66,230	$70,927	$69,804
Net (loss) income	$(13,819)	$(9,769)	$(3,735)	$(11,778)
Net (loss) income per common share (basic and diluted) (1)	$(0.17)	$(0.12)	$(0.05)	$(0.15)
Weighted-average common shares outstanding (basic and diluted)	80,522	80,839	80,892	80,587
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

NOTE 15 — SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. At this point, the Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may impact the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021. Due to the Company’s subscription-based business model, the effect of COVID-19 may not be fully reflected in the Company’s results of operations until future periods, if at all.
Effective as of March 26, 2019, SecureWorks, Inc., the Company's wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company has a $30 million senior unsecured revolving credit facility. This facility was scheduled to expire on March 26, 2020. Subsequent to the end of fiscal 2020, the revolving credit agreement was further amended and restated, effective as of March 26, 2020, to extend the maturity date to March 26, 2021 and to decrease the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.50% to such rate plus 1.30%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2020	Allowance for doubtful accounts	$6,160	$3,099	$(4,138)	$5,121
2019	Allowance for doubtful accounts	$8,246	$2,356	$(4,442)	$6,160
2018	Allowance for doubtful accounts	$6,132	$3,947	$(1,833)	$8,246

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of January 31, 2020.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a 15(e) and 15d 15(e) under the Exchange Act that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Effective as of March 26, 2019, SecureWorks, Inc., our wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. This facility was set to expire on March 26, 2020. Subsequent to the end of fiscal 2020, the revolving credit agreement was further amended and restated, effective as of March 26, 2020, to extend the maturity date to March 26, 2021 and to decrease the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.50% to such rate plus 1.30%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. The credit facility and the recent amendment and restatement to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 6—Debt” and “—Note 15—Subsequent Events” in our consolidated financial statements included in this annual report on Form 10-K.

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

See “Part I — Item 1 — Business — Information about our Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, referred to as the “2020 proxy statement,” which we will file with the SEC on or before 120 days after our 2020 fiscal year end, and which will appear in the 2020 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Delinquent Section 16(a) Reports.”

The following lists the members of our board of directors and the principal occupation of each director as of the date of this report.

Michael R. Cote President and Chief Executive Officer SecureWorks Corp.	Pamela Daley Retired Senior Vice President and Senior Advisor to the Chairman of General Electric Company
Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Mark J. Hawkins President and Chief Financial Officer Salesforce.com, Inc. (software)
Egon Durban Managing Partner Silver Lake Partners (private equity)	Yagyensh C. (Buno) Pati Partner Centerview Capital Technology (investments)
Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Additional Information— Certain Relationships and Related Transactions.”
Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibits, Financial Schedules

The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of January 31, 2020 and February 1, 2019
Consolidated Statements of Operations for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018
Consolidated Statements of Comprehensive Loss for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018
Consolidated Statements of Stockholder's Equity for the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018
Notes to Consolidated Financial Statements
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

4.2††	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.1.4
Amendment #4 to Shared Services Agreement, dated as of May 29, 2019, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2019) (Commission File No. 001-37748).

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

EXHIBIT INDEX - Continued

Exhibit No.	Description
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

10.9.2
Joinder of EMC Corporation to the Amended and Restated Master Commercial Customer Agreement, dated as of March 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2019) (Commission File No. 001-37748).

10.10+
Amended and Restated Reseller Agreement, effective as of August 1, 2015, between SecureWorks, Inc., for itself and its subsidiaries, and Dell Inc., for itself and its subsidiaries other than the Company (incorporated by reference to Exhibit 10.10 to the Form S-1) (Registration No. 333-208596).

10.10.1+
Amendment No. 1 to Amended and Restated Reseller Agreement, dated as of January 23, 2019, between Dell, Inc., for itself and its subsidiaries other than SecureWorks, Inc. and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019) (Commission File No. 001-37748).

10.10.2+
Addendum No. 1 to Amendment No. 1 to Amended and Restated Reseller Agreement, dated as of May 8, 2019, between Dell, Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2019) (Commission File No. 001-37748).

10.10.3+
Amendment No. 2 to Amended and Restated Reseller Agreement, dated as of May 21, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2019) (Commission File No. 001-37748).

10.10.4+
Amendment No. 3 to Amended and Restated Reseller Agreement, dated as of June 13, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2019) (Commission File No. 001-37748).

10.10.5+
Amendment No. 4 to Amended and Restated Reseller Agreement, dated as of July 30, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2019) (Commission File No. 001-37748).

10.10.6
Amendment No. 5 to Amended and Restated Reseller Agreement, dated as of October 1, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2019) (Commission File No. 001-37748).

10.10.7+
Amendment No. 6 to Amended and Restated Reseller Agreement, dated as of October 23, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2019) (Commission File No. 001-37748).

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

10.13
Second Amended and Restated Revolving Credit Agreement, dated as of March 26, 2019, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2019) (Commission File No. 001-37748).

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
10.28*
SecureWorks Corp. Amended and Restated Severance Pay Plan for Executive Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2019) (Commission File No. 001-37748).

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

10.34*
Separation Agreement and Release, dated as of April 18, 2019, between SecureWorks, Inc., for itself, its subsidiaries, its parents and related entities, and Wayne Jackson (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2019) (Commission File No. 001-37748).

21.1††	Subsidiaries of SecureWorks Corp.

EXHIBIT INDEX - Continued

Exhibit No.	Description
23.1††	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of SecureWorks Corp.
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

101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.
104††	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

+	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Michael R. Cote
Michael R. Cote
President and Chief Executive Officer
(Duly Authorized Officer)
Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael R. Cote	President, Chief Executive Officer and Director	March 27, 2020
Michael R. Cote	(Principal Executive Officer)

/s/ Paul M. Parrish	SVP, Chief Financial Officer	March 27, 2020
Paul M. Parrish	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 27, 2020
Michael S. Dell

/s/ Egon Durban	Director	March 27, 2020
Egon Durban

/s/ Pamela Daley	Director	March 27, 2020
Pamela Daley

/s/ Yagyensh C. Pati	Director	March 27, 2020
Yagyensh C. Pati

/s/ Mark J. Hawkins	Director	March 27, 2020
Mark J. Hawkins