Form 10-Q
period 2020-05-01
SecureWorks Corp
filed 2020-06-04
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2020

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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 3, 2020, there were 82,139,999 shares of the registrant's common stock outstanding, consisting of 12,139,999 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	May 1, 2020	January 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$155,990	$181,838
Accounts receivable, net of allowances of $5,247 and $5,120, respectively	116,791	111,798
Inventories, net	812	746
Other current assets	27,404	27,449
Total current assets	300,997	321,831
Property and equipment, net	24,541	27,606
Operating lease right-of-use assets, net	22,207	23,463
Goodwill	416,487	416,487
Intangible assets, net	173,069	180,052
Other non-current assets	76,628	78,592
Total assets	$1,013,929	$1,048,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,629	$18,690
Accrued and other current liabilities	64,321	98,855
Short-term deferred revenue	175,671	175,847
Total current liabilities	266,621	293,392
Long-term deferred revenue	14,260	12,690
Operating lease liabilities, non-current	23,246	24,669
Other non-current liabilities	50,284	50,400
Total liabilities	354,411	381,151
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; 0 shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 12,120 and 11,206 issued and outstanding, respectively.	121	112
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	898,370	896,983
Accumulated deficit	(215,465)	(207,929)
Accumulated other comprehensive (loss) income	(4,312)	(3,090)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	659,518	666,880
Total liabilities and stockholders' equity	$1,013,929	$1,048,031

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 1, 2020	May 3, 2019

Net revenue	$141,181	$132,842
Cost of revenue	62,909	62,841
Gross margin	78,272	70,001
Research and development	24,073	22,642
Sales and marketing	37,452	38,193
General and administrative	27,516	23,638
Total operating expenses	89,041	84,473
Operating loss	(10,769)	(14,472)
Interest and other, net	993	268
Loss before income taxes	(9,776)	(14,204)
Income tax benefit	(2,240)	(5,934)
Net loss	$(7,536)	$(8,270)

Loss per common share (basic and diluted)	$(0.09)	$(0.10)
Weighted-average common shares outstanding (basic and diluted)	80,938	80,467

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	May 1, 2020	May 3, 2019
Net loss	$(7,536)	$(8,270)
Foreign currency translation adjustments, net of tax	(1,222)	(233)
Comprehensive loss	$(8,758)	$(8,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	May 1, 2020	May 3, 2019
Cash flows from operating activities:
Net loss	$(7,536)	$(8,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,486	10,365
Stock-based compensation expense	5,887	4,916
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(856)	70
Income tax benefit	(2,240)	(5,934)
Provision for doubtful accounts	909	779
Changes in assets and liabilities:
Accounts receivable	(5,987)	5,221
Net transactions with parent	2,494	5,850
Inventories	(66)	(164)
Other assets	5,267	2,747
Accounts payable	8,495	8,965
Deferred revenue	1,291	3,264
Accrued and other liabilities	(38,481)	(30,834)
Net cash used by operating activities	(20,337)	(3,025)
Cash flows from investing activities:
Capital expenditures	(1,020)	(7,016)
Net cash used in investing activities	(1,020)	(7,016)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(4,491)	(7,465)
Purchases of stock for treasury	—	(910)
Net cash used in financing activities	(4,491)	(8,375)

Net decrease in cash and cash equivalents	(25,848)	(18,416)
Cash and cash equivalents at beginning of the period	181,838	129,592
Cash and cash equivalents at end of the period	$155,990	$111,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended May 1, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(7,536)	—	—	(7,536)
Other comprehensive loss	—	—	—	—	—	—	(1,222)	—	(1,222)
Vesting of restricted stock units	842	8	—	—	(8)	—	—	—	—
Grant of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(383)	(4)	—	—	(4,487)	—	—	—	(4,491)
Stock-based compensation	—	—	—	—	5,887	—	—	—	5,887
Shares repurchased	—	—	—	—	—	—	—	—	—
Balances, May 1, 2020	12,120	$121	70,000	$700	$898,370	$(215,465)	$(4,312)	$(19,896)	$659,518

Three Months Ended May 3, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(8,270)	—	—	(8,270)
Other comprehensive loss	—	—	—	—	—	—	(233)	—	(233)
Vesting of restricted stock units	817	8	—	—	(8)	—	—	—	—
Grant of restricted stock awards	122	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(396)	(4)	—	—	(7,461)	—	—	—	(7,465)
Stock-based compensation	—	—	—	—	4,916	—	—	—	4,916
Shares repurchased	(38)	—	—	—	—	—	—	(910)	(910)
Balances, May 3, 2019	11,521	$116	70,000	$700	$882,012	$(184,533)	$(3,117)	$(14,433)	$680,745

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
On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies Inc. ("Dell Technologies"), owned, indirectly through Dell Inc. ("Dell") and Dell's subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of May 1, 2020 represented approximately 85.2% of the Company's total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of the Company's outstanding common stock.
The Company has one primary business activity, which is to provide customers with information security solutions. The Company's chief operating decision maker, who is the Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, Secureworks operates its business as a single reportable segment.
Basis of Presentation and Consolidation
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company's financial statements and notes. The inputs into certain of the Company's assumptions and estimations considered the economic implications of the coronavirus disease 2019 ("COVID-19") pandemic on the Company's critical and significant accounting estimates. The condensed consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries.
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services is charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the charges for these services and related party transactions, see "Note 11—Related Party Transactions."
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the requirements of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statement presentation. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair statement have been included. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended January 31, 2020 included in Part II, Item 8 of the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2020 (the "Annual Report").
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending January 29, 2021 and the fiscal year ended January 31, 2020 as fiscal 2021 and fiscal 2020, respectively. Both fiscal 2021 and fiscal 2020 have 52 weeks, and each quarter has 13 weeks.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three months ended May 1, 2020. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As events continue to evolve, the Company's estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
Intangibles - Goodwill and Other - Internal-Use Software—The Company adopted Accounting Standard Update ("ASU") 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," effective February 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of the standard had no material impact on the condensed consolidated financial statements.
Intangibles - Goodwill and Other—The Company adopted ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," effective February 1, 2020. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. The updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The adoption of the standard had no impact on the condensed consolidated financial statements.
Financial Instruments - Credit Losses—The Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," effective February 1, 2020. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard had no material impact on the condensed consolidated financial statements.
Under the new standard, the Company assesses its allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as its historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in operating expenses in the Company's condensed consolidated statement of operations.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three months ended May 1, 2020, as compared to the significant accounting policies described in the Annual Report.
Recently Issued Accounting Pronouncements
Income Taxes. In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended
	May 1, 2020	May 3, 2019
Numerator:
Net loss	$(7,536)	$(8,270)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	80,938	80,467

Loss per common share:
Basic and Diluted	$(0.09)	$(0.10)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,294	5,456

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

Promises to provide services related to the Company's subscription-based solutions are accounted for as a single performance obligation over an average period of two years. Performance obligations related to the Company's security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, each arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The following table presents revenue by service type (in thousands):

	Three Months Ended
	May 1, 2020	May 3, 2019
Managed Security Solutions revenue	$106,357	$99,098
Security and Risk Consulting revenue	34,824	33,744
Total revenue	$141,181	$132,842

The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Rather, it represents the aggregate amount of billing in advance of service delivery. The Company invoices its customers based on a variety of billing schedules. During the three months ended May 1, 2020, on average, 58% of the Company's recurring revenue was billed in advance and approximately 42% was billed on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the three months ended May 1, 2020 and May 3, 2019 are as follows (in thousands):

	As of January 31, 2020	Upfront payments received and billings during the three months ended May 1, 2020	Revenue recognized during the three months ended May 1, 2020	As of May 1, 2020
Deferred revenue	$188,537	$95,768	$(94,375)	$189,930

	As of February 1, 2019	Upfront payments received and billings during the three months ended May 3, 2019	Revenue recognized during the three months ended May 3, 2019	As of May 3, 2019
Deferred revenue	$173,929	$87,863	$(84,498)	$177,294

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
The Company expects that the amount of backlog relative to the total value of its contracts will change from year to year due to several factors, including the amount invoiced at the beginning of the contract term, the timing and duration of the Company's customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, fluctuations in backlog are not always a reliable indicator of future revenue.
As of May 1, 2020, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$267,464	$154,540	$80,848	$24,140	$7,936
Performance obligation - backlog	27,258	9,846	9,499	6,835	1,079
Total	$294,722	$164,386	$90,347	$30,975	$9,014

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended May 1, 2020 and May 3, 2019 are as follows (in thousands):

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of January 31, 2020	Amount capitalized	Amount recognized	As of May 1, 2020
Deferred commissions	$62,785	$1,436	$(5,489)	$58,732
Deferred fulfillment costs	11,366	1,460	(1,395)	11,431

	As of February 1, 2019	Amount capitalized	Amount recognized	As of May 3, 2019
Deferred commissions	$62,895	$3,884	$(3,914)	$62,865
Deferred fulfillment costs	10,973	1,570	(1,362)	11,181
As referenced in the Annual Report, deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which historically had been estimated to be seven years. During the third quarter of fiscal 2020, the Company determined a change in the estimated life of the customer relationship to be six years. The net impact of this change was an increase in operating loss for the three months ended May 1, 2020 of $1.1 million on a pre-tax basis, or $0.01 on a per share basis. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three months ended May 1, 2020 or May 3, 2019.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of May 1, 2020 and January 31, 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2020 by performing a qualitative assessment of goodwill at the reporting unit level, as well as the Company's indefinite-lived intangible asset. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, that the first step of the quantitative goodwill impairment test was unnecessary. Additionally, based on the qualitative assessment performed in the third quarter of fiscal 2020, the Company determined that it was not more likely than not that the fair value of the other indefinite-lived intangible asset was less than its carrying amount and, therefore, that the first step of the quantitative goodwill impairment test was unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment subsequent to the test date through May 1, 2020.
Intangible Assets
The Company's intangible assets as of May 1, 2020 and January 31, 2020 were as follows:

	May 1, 2020			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(94,770)	$94,748	$189,518	$(91,246)	$98,272
Technology	137,371	(89,168)	48,203	137,371	(85,709)	51,662
Finite-lived intangible assets	326,889	(183,938)	142,951	326,889	(176,955)	149,934
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$357,007	$(183,938)	$173,069	$357,007	$(176,955)	$180,052

Amortization expense related to finite-lived intangible assets was approximately $7.0 million and $6.9 million for each of the three months ended May 1, 2020 and May 3, 2019, respectively. Amortization expense is included within cost of revenue and

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended May 1, 2020 or May 3, 2019.

NOTE 5 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was subsequently extended on the same terms for additional one-year terms. During the three months ended May 1, 2020, the facility was amended and restated to extend the maturity date from March 26, 2020 to March 26, 2021 and to decrease the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.30%. All other terms remained substantially the same.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of May 1, 2020 or January 31, 2020.
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
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of May 1, 2020, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three months ended May 1, 2020 and May 3, 2019, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES

The Company recorded operating lease cost for facilities of approximately $1.5 million and $1.4 million for the three months ended May 1, 2020 and May 3, 2019, respectively. Operating lease cost include expenses in connection with variable lease costs of $0.2 million and $0.3 million for the three months ended May 1, 2020 and May 3, 2019, respectively, which primarily consisted of utilities and common area charges.
For the three months ended May 1, 2020 and May 3, 2019, the Company recorded operating lease cost for equipment leases of approximately $0.7 million and $0.3 million, respectively. For the three months ended May 1, 2020 and May 3, 2019, equipment lease cost included $0.6 and $0.4 million, respectively, for short-term leases. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.9 million and $1.3 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 1, 2020
Weighted-average remaining lease term	5.6 years
Weighted-average discount rate	5.34%

The following table summarizes the maturity of the Company's operating lease liabilities as of May 1, 2020 (in thousands):

Fiscal Years Ending	May 1, 2020
2021	$4,119
2022	6,474
2023	5,764
2024	5,325
2025	4,556
Thereafter	7,650
Total operating lease payments	$33,888
Less imputed interest	(4,983)
Total operating lease liabilities	$28,905

The Company's leases have remaining lease terms of 1 month to 7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

NOTE 8 — STOCKHOLDERS' EQUITY

On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company was authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company's Class A common stock through May 1, 2020, on which date the program terminated. Repurchases under the program could be made from time to time through open market purchases, in privately negotiated transactions, or in other types of transactions. The timing and amount of any repurchases under the program were determined by management based upon market conditions and other factors. During the three months ended May 1, 2020, no shares of Class A common stock were repurchased.

NOTE 9 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") was adopted effective April 18, 2016. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.
Under the 2016 Plan, during the three months ended May 1, 2020 and May 3, 2019, the Company granted 2,428,357 and 1,158,276 restricted stock units, respectively, and 454,546 and 175,000 restricted stock awards, respectively. The annual restricted stock unit and restricted stock awards granted during both such periods vest over a three-year period. Approximately 17% and 50% of such awards granted during the three months ended May 1, 2020 and May 3, 2019, respectively, are subject to performance conditions. Approximately one-half of the performance awards granted during the three months ended May 1, 2020 have been valued and are considered outstanding for accounting purposes.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The employees who receive these cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to fiscal 2021 are subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three months ended May 1, 2020 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted cash awards of $8.1 million and $6.9 million during the three months ended May 1, 2020 and May 3, 2019, respectively. The Company recognized $1.6 million and $1.8 million of related compensation expense for the three months ended May 1, 2020 and May 3, 2019, respectively.

NOTE 10 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three months ended May 1, 2020 and May 3, 2019 was as follows (in thousands, except percentages):

	Three Months Ended
	May 1, 2020	May 3, 2019

Loss before income taxes	$(9,776)	$(14,204)
Income tax benefit	$(2,240)	$(5,934)
Effective tax rate	22.9%	41.8%

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
The Company's effective tax benefit rate was 22.9% for the three months ended May 1, 2020 and 41.8% for the three months ended May 3, 2019. The change in the Company's effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense for the three months ended May 1, 2020 and May 3, 2019 of approximately $0.3 million and $2.2 million, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value for the three months ended May 1, 2020 and higher than the fair value for the three months ended May 3, 2019 on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for the three months ended May 1, 2020 and a higher actual tax deduction for the three months ended May 3, 2019 than the amounts deducted for financial reporting purposes.
As of May 1, 2020 and January 31, 2020, the Company had $4.6 million and $4.6 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of May 1, 2020 and January 31, 2020. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended May 1, 2020 would have been $9.8 million, $1.4 million and $8.4 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of May 1, 2020 and January 31, 2020, the Company had $11.0 million and $10.0 million, respectively, of a net operating loss tax receivable from Dell. The Company had $6.7 million and $6.6 million of unrecognized tax benefits as of May 1, 2020 and January 31, 2020, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $1.0 million and $1.6 million for the three months ended May 1, 2020 and May 3, 2019, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.3 million and $1.4 million for the three months ended May 1, 2020 and May 3, 2019, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.4 million and $0.8 million for the three months ended May 1, 2020 and May 3, 2019, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. For the three months ended May 1, 2020, purchases by the Company of solutions from Carbon Black totaled $1.6 million.
The Company recognized revenue related to solutions provided to other subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc. The Company recognized no revenue for the three months ended May 1, 2020 and $26 thousand for the three months ended May 3, 2019. Purchases by the Company from these subsidiaries totaled $60 thousand and $56 thousand for the three months ended May 1, 2020 and May 3, 2019, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $0.1 million for the three months ended May 1, 2020 and May 3, 2019, respectively.
The Company provides solutions to certain customers whose contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.6 million and $14.8 million for the three months ended May 1, 2020 and May 3, 2019, respectively. In addition, as of May 1, 2020, the Company had approximately $1.7 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $6.0 million and $3.3 million for the three months ended May 1, 2020 and May 3, 2019, respectively.
The Company settles in cash its related party balances with Dell on a quarterly basis. As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of May 1, 2020 and January 31, 2020 (in thousands).

	May 1, 2020	January 31, 2020
Net intercompany payable (included in "Accrued and other current liabilities")	$5,763	$3,209

Accounts receivable from customers under reseller agreements with Dell (included in "Accounts receivable, net")	$11,396	$13,674

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at May 1, 2020 and in "Other current assets" at January 31, 2020)	$11,021	$10,040

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of May 1, 2020 and January 31, 2020 were as follows (in thousands):

	May 1, 2020	January 31, 2020
	Level 1	Level 1
Cash equivalents - Money Market Funds	$75,810	$100,476

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended January 31, 2020 included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 27, 2020, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the COVID-19 pandemic and other characterizations of future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending January 29, 2021 and the fiscal year ended January 31, 2020 as fiscal 2021 and fiscal 2020, respectively. Fiscal 2021 and fiscal 2020 each have 52 weeks, and each quarter has 13 weeks. All percentage amounts and ratios presented in this management's discussion and analysis were calculated using the underlying data in thousands. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
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
Our vision is to be the essential cyber security company for a digitally connected world. Through our vendor-neutral approach, we create integrated and comprehensive solutions by proactively managing the collection of "point" products deployed by our customers to address specific security issues and provide supplemental solutions where gaps exist in our customers' defenses. We seek to provide the right level of security for each customer's unique situation, which evolves as the customer's organization grows and changes.
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
In fiscal 2020, we launched our first software-as-a-service application, Red Cloak Threat Detection and Response (TDR) and related Managed Detection and Response (MDR) powered by Red Cloak. This application provides customers visibility across their entire environment, applies advanced analytics developed using machine and deep learning on diverse data from a wide range of sources, and leverages workflows designed using our 21 years of security operations expertise and integrated orchestration and automation capabilities that increase the speed of response actions. Threat intelligence, which is typically deployed as part of our managed security solutions, delivers early warnings of vulnerabilities and threats along with actionable information to help prevent any adverse impact.
In addition to these solutions, we also offer a variety of services, which include security and risk consulting and incident response to accelerate adoption of our capabilities. Through security and risk consulting, we advise customers on a broad range of security and risk-related matters. Incident response minimizes the impact and duration of security breaches through proactive customer preparation, rapid containment and thorough event analysis followed by effective remediation. We have a single organization responsible for the delivery of our security solutions, which enables us to respond quickly to our customers' evolving needs and help them secure themselves against cyber attacks.
From April 2009 to May 1, 2020, the number of events processed by our technology platform increased from five billion to as many as 340 billion events per day. This significant growth has required continual investment in our business. We believe these investments are critical to our success, although they may continue to impact our near-term profitability.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first     quarter of fiscal 2021, approximately 75% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources as of and during the three months ended May 1, 2020. Beginning in April 2020, we started to experience a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, and in future periods the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, and lengthen sales cycles. As of the end of the period, we also had experienced an increase in accounts receivables which we believe was attributable to slower customer payment cycles as a result of COVID-19. We expect that we may experience further delays in receiving payments due to the pandemic and reduced liquidity and capital resources may cause certain of our customers or partners to have difficulty fulfilling their payment obligations to us. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and overall financial performance.
In light of these considerations, we continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of the virus, impact on our employees, customers and vendors, impact on our customers liquidity, volume of sales, and length of our sales cycles, all of which remain uncertain and cannot be predicted, but which could have a material negative effect on our business, results of operations or financial condition. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all.
Key Operating Metrics
In recent years, we have experienced broad growth across our portfolio of technology-driven information security solutions provided to customers of all sizes. We have achieved much of this growth by providing solutions to large enterprise customers, which generate substantially more average revenue than our small and medium-sized business, or SMB, customers and by continually expanding the volume and breadth of the security solutions that we provide to all customers. Execution of this strategy has resulted in steady growth in our average revenue per customer. This growth has required continuous investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	May 1, 2020	May 3, 2019
Subscription customer base	4,000	4,100
Total customer base	5,300	4,600
Monthly recurring revenue (in millions)	$36.5	$36.1
Annual recurring revenue (in millions)	$437.7	$433.0
Average subscription revenue per customer (in thousands)	$109.4	$104.9
Revenue retention rate	98%	99%
Subscription Customer Base. We define our subscription customer base as the number of customers who subscribe to our managed security solutions as of a particular date. We believe that growing our existing customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.

Total Customer Base. We define our total customer base as the number of customers that, as of a particular date, subscribe to our managed security solutions as well as customers that buy professional and other services from us, as of a particular date.

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

Average Subscription Revenue Per Customer. The increase in our average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our customer composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue. For each of the three months ended May 1, 2020 and May 3, 2019, approximately 61% of our professional services customers subscribed to our managed security solutions.

Revenue Retention Rate. Our revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based customer base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of customers at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our revenue retention rates may decline or increase from period to period as a result of several factors, including the timing of solution installations and customer renewal rates.

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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating income (loss) or net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.
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

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in thousands)
GAAP and non-GAAP revenue	$141,181	$132,842

GAAP gross margin	$78,272	$70,001
Amortization of intangibles	3,460	3,410
Stock-based compensation expense	355	260
Non-GAAP gross margin	$82,087	$73,671

GAAP research and development expenses	$24,073	$22,642
Stock-based compensation expense	(1,291)	(1,176)
Non-GAAP research and development expenses	$22,782	$21,466

GAAP sales and marketing expenses	$37,452	$38,193
Stock-based compensation expense	(741)	(781)
Non-GAAP sales and marketing expenses	$36,711	$37,412

GAAP general and administrative expenses	$27,516	$23,638
Amortization of intangibles	(3,524)	(3,524)
Stock-based compensation expense	(3,500)	(2,699)
Non-GAAP general and administrative expenses	$20,492	$17,415

GAAP operating loss	$(10,769)	$(14,472)
Amortization of intangibles	6,984	6,934
Stock-based compensation expense	5,887	4,916
Non-GAAP operating income (loss)	$2,102	$(2,622)

GAAP net loss	$(7,536)	$(8,270)
Amortization of intangibles	6,984	6,934
Stock-based compensation expense	5,887	4,916
Aggregate adjustment for income taxes	(2,803)	(5,467)
Non-GAAP net income (loss)	$2,532	$(1,887)

GAAP loss per share	$(0.09)	$(0.10)
Amortization of intangibles	0.09	0.09
Stock-based compensation expense	0.07	0.06
Aggregate adjustment for income taxes	(0.03)	(0.07)
Non-GAAP earnings (loss) per share *	$0.03	$(0.02)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(7,536)	$(8,270)
Interest and other, net	(993)	(268)
Income tax benefit	(2,240)	(5,934)
Depreciation and amortization	10,486	10,365
Stock-based compensation expense	5,887	4,916
Adjusted EBITDA	$5,604	$809

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of May 1, 2020 represented approximately 85.2% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
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
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of May 1, 2020, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2021, approximately 75% of our revenue was derived from subscription-based arrangements, attributable to managed security solutions, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 29% of our total net revenue in the first quarter of fiscal 2021 and 25% of our total net revenue in the first quarter of fiscal 2020. Although our international customers are located primarily in the United Kingdom, Japan, and Canada, we provided managed security solutions to customers across 53 countries as of May 1, 2020.
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
Income Tax Benefit
Our effective tax benefit rate was 22.9% and 41.8% for the three months ended May 1, 2020 and May 3, 2019, respectively. The change in the Company's effective income tax rate between the periods was primarily attributable to the impact of the discrete adjustments related to stock-based compensation expense.

Results of Operations

The following tables summarize our key performance indicators for the three months ended May 1, 2020 and May 3, 2019.

	Three Months Ended
	May 1, 2020			May 3, 2019
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$141,181	100.0%	6.3%	$132,842	100.0%
Cost of revenue	$62,909	44.6%	0.1%	$62,841	47.3%
Total gross margin	$78,272	55.4%	11.8%	$70,001	52.7%
Operating expenses	$89,041	63.1%	5.4%	$84,473	63.6%
Operating loss	$(10,769)	(7.6)%	(25.6)%	$(14,472)	(10.9)%
Net loss	$(7,536)	(5.3)%	(8.9)%	$(8,270)	(6.2)%

Other Financial Information (1)
Non-GAAP net revenue	$141,181	100.0%	6.3%	$132,842	100.0%
Non-GAAP cost of revenue	$59,094	41.9%	(0.1)%	$59,171	44.5%
Non-GAAP gross margin	$82,087	58.1%	11.4%	$73,671	55.5%
Non-GAAP operating expenses	$79,985	56.7%	4.8%	$76,293	57.4%
Non-GAAP operating income (loss)	$2,102	1.5%	(180.2)%	$(2,622)	(2.0)%
Non-GAAP net income (loss)	$2,532	1.8%	(234.2)%	$(1,887)	(1.4)%
Adjusted EBITDA	$5,604	4.0%	592.7%	$809	0.6%
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

Three months ended May 1, 2020 compared to the three months ended May 3, 2019
Revenue
Net revenue, which we refer to as revenue, increased $8.3 million, or 6.3%, for the three months ended May 1, 2020. The revenue increase resulted primarily from revenue generated by our subscription-based solutions, which represented approximately 75% of total revenue for the three months ended May 1, 2020. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 4% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $6.0 million and $3.3 million for the three months ended May 1, 2020 and May 3, 2019, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended May 1, 2020, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $40.5 million, or 24.7%. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Our total gross margin increased $8.3 million, or 11.8%, for the three months ended May 1, 2020. As a percentage of revenue, our gross margin increased 270 basis points to 55.4% for the three months ended May 1, 2020. Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $8.4 million, or 11.4%, for the three months ended May 1, 2020. As a percentage of revenue, our non-GAAP gross margin increased 260 basis points to 58.1% for three months ended May 1, 2020. The increase in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three months ended May 1, 2020 was primarily attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies.

Operating Expenses

The following table presents information regarding our operating expenses during the three months ended May 1, 2020 and May 3, 2019.

	Three Months Ended
	May 1, 2020			May 3, 2019
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,073	17.1%	6.3%	$22,642	17.0%
Sales and marketing	37,452	26.5%	(1.9)%	38,193	28.8%
General and administrative	27,516	19.5%	16.4%	23,638	17.8%
Total operating expenses	$89,041	63.1%	5.4%	$84,473	63.6%

Other Financial Information
Non-GAAP research and development	$22,782	16.1%	6.1%	$21,466	16.2%
Non-GAAP sales and marketing	36,711	26.0%	(1.9)%	37,412	28.2%
Non-GAAP general and administrative	20,492	14.5%	17.7%	17,415	13.1%
Non-GAAP operating expenses (1)	$79,985	56.7%	4.8%	$76,293	57.4%

(1)	See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $1.4 million, or 6.3%, for the three months ended May 1, 2020. As a percentage of revenue, R&D expenses increased 10 basis points to 17.1% for the three months ended May 1, 2020. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 10 basis points to 16.1% for the three months ended May 1, 2020. The increase in R&D expenses was primarily attributable to increased compensation and benefits associated with additional development personnel, as well as other technology related costs for the continued development of our solutions, including our new security analytics platform and software applications.
Sales and Marketing Expenses. S&M expenses decreased $0.7 million, or 1.9%, for the three months ended May 1, 2020. As a percentage of revenue, S&M expenses decreased 230 basis points to 26.5% for the three months ended May 1, 2020. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 220 basis points to 26.0% for the three months ended May 1, 2020. The decreases in S&M expenses were primarily attributable to lower travel-related costs associated with increased remote activities as a result of COVID-19.
General and Administrative Expenses. G&A expenses increased $3.9 million, or 16.4%, for the three months ended May 1, 2020. As a percentage of revenue, G&A expenses increased 170 basis points to 19.5% for the three months ended May 1, 2020. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 140 basis points to 14.5% for the three months ended May 1, 2020. The increase in G&A expenses was primarily attributable to professional services and consulting related costs.
Operating Income (Loss)
Our operating loss was $(10.8) million and $(14.5) million for the three months ended May 1, 2020 and May 3, 2019, respectively. As a percentage of revenue, our operating loss was (7.6)% and (10.9)% for the three months ended May 1, 2020 and May 3, 2019, respectively. The decrease in our operating loss was primarily attributable to our increased gross margin, which was partially offset by higher operating expenses as we continue to invest in the business to drive growth. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $2.1 million for the three months ended May 1, 2020 compared to an operating loss of $2.6 million for the three months and May 3, 2019.

Interest and Other, Net
Our interest and other, net was $1.0 million and $0.3 million for the three months ended May 1, 2020 and May 3, 2019, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $2.2 million, or 22.9%, and $5.9 million, or 41.8%, of our pre-tax loss during the three months ended May 1, 2020 and May 3, 2019, respectively. The changes in the effective tax benefit rate were primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation expense in the current periods.
Net Income (Loss)
Our net loss of $(7.5) million decreased $0.7 million, or 8.9%, for the three months ended May 1, 2020. Net income on a non-GAAP basis was $2.5 million compared to a non-GAAP net loss of $(1.9) million the three months ended May 3, 2019. The changes on both a GAAP and non-GAAP basis were attributable to our improved operating results offset in part by the lower income tax benefit recognized in the current period.
Liquidity and Capital Commitments
Overview
We believe that our cash and cash equivalents together with our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, the expansion of sales and marketing activities, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, general economic and market conditions, as well as macroeconomic events such as COVID-19. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources
As of May 1, 2020, our principal sources of liquidity consisted of cash and cash equivalents and accounts receivable.
Selected measures of our liquidity and capital resources are as follows:

	May 1, 2020	January 31, 2020
	(in thousands)

Cash and cash equivalents	$155,990	$181,838
Accounts receivable, net	$116,791	$111,798
We invoice our customers based on a variety of billing schedules. During the three months ended May 1, 2020, on average, approximately 58% of our recurring revenue was billed in advance and approximately 42% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The increase in accounts receivable as of May 1, 2020 was as a result of increased days sales outstanding, which we believe was attributable to slower customer payment cycles as a result of COVID-19. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of May 1, 2020 and January 31, 2020, the allowance for doubtful accounts was $5.2 million and $5.1 million, respectively. Based upon our assessment, we believe we are adequately reserved for credit risk.

Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of May 1, 2020 or January 31, 2020. Effective March 26, 2020, the facility was amended and restated to extend the maturity date to March 26, 2021 and to modify the annual rate at which interest accrues to the applicable London Interbank Offered Rate plus 1.30%.

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
Cash Flows
The following table presents information concerning our cash flows for the three months ended May 1, 2020 and May 3, 2019.

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in thousands)
Net change in cash from:
Operating activities	$(20,337)	$(3,025)
Investing activities	(1,020)	(7,016)
Financing activities	(4,491)	(8,375)
Change in cash and cash equivalents	$(25,848)	$(18,416)

Operating Activities — Cash used by operating activities totaled $20.3 million and $3.0 million for the three months ended May 1, 2020 and May 3, 2019, respectively. The increased use of our operating cash was primarily driven by the increase in our net accounts receivable balance due to a decrease in collection rates as a result of COVID-19, along with the payment of annual bonuses. Both items were partially offset by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $1.0 million and $7.0 million for the three months ended May 1, 2020 and May 3, 2019, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure as well as certain capitalized cost related to the development of our new security software application.
Financing Activities — Cash flows used in financing activities totaled $4.5 million and $8.4 million for the three months ended May 1, 2020 and May 3, 2019, respectively. The use of cash flows for the three months ended May 1, 2020 reflected employee tax withholding payments of $4.5 million on restricted stock awards paid by us. The use of cash flows for the three months ended May 3, 2019 reflected employee tax withholding payments of $7.5 million on restricted stock awards paid by us and our repurchase of $0.9 million of our Class A common stock pursuant to our stock repurchase program, which terminated on May 1, 2020.
Off-Balance Sheet Arrangements
As of May 1, 2020, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new accounting guidance set forth in ASC 350 and ASC 326. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three months ended May 1, 2020.
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
Item 4. Controls and Procedures
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, as defined below under SEC rules, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their cost.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2020. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 1, 2020.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 27, 2020. The risks described in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2018, the Company announced a stock repurchase program, under which we were authorized to repurchase up to $15 million of our Class A common stock through September 30, 2019. On March 26, 2019, our board of directors expanded the repurchase program to authorize the repurchase of up to an additional $15 million of the Class A common stock through May 1, 2020. The following table presents information with respect to our purchases of Class A common stock during the three months ended May 1, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
February 1, 2020 through February 28, 2020
Share repurchase program	—	$—	—	$10,090,036
Employee transactions (1)	—	—
February 29, 2020 through March 27, 2020
Share repurchase program	—	—	—	$10,090,036
Employee transactions (1)	49,762	13.32
March 28, 2020 through May 1, 2020
Share repurchase program	—	—	—	$—
Employee transactions (1)	55,399	11.13
Total	105,161	$12.24	—	$—

(1)	Represents shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1	Third Amended and Restated Revolving Credit Agreement, dated as of March 26, 2020, between SecureWorks, Inc. and Dell USA L.P. Filed herewith
10.2*	Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.3*	Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.4*	Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.5*	Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.6*	SecureWorks Corp. Amended and Restated Severance Pay Plan for Executive Employees. Filed herewith.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

________

*     Management contract or compensation plan or arrangement in which directors or executive officers participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Paul M. Parrish
Paul M. Parrish
Chief Financial Officer
(Duly Authorized Officer)

Date: June 4, 2020