Form 10-Q
period 2020-07-31
SecureWorks Corp
filed 2020-09-09
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020

or
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
  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
        As of September 4, 2020, there were 82,189,057 shares of the registrant's common stock outstanding, consisting of 12,189,057 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	July 31, 2020	January 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$181,494	$181,838
Accounts receivable, net of allowances of $5,317 and $5,120, respectively	108,406	111,798
Inventories, net	705	746
Other current assets	28,134	27,449
Total current assets	318,739	321,831
Property and equipment, net	22,184	27,606
Operating lease right-of-use assets, net	21,415	23,463
Goodwill	416,487	416,487
Intangible assets, net	165,898	180,052
Other non-current assets	77,003	78,592
Total assets	$1,021,726	$1,048,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,696	$18,690
Accrued and other current liabilities	78,956	98,855
Short-term deferred revenue	174,948	175,847
Total current liabilities	273,600	293,392
Long-term deferred revenue	11,329	12,690
Operating lease liabilities, non-current	22,215	24,669
Other non-current liabilities	49,015	50,400
Total liabilities	356,159	381,151
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 12,186 and 11,206 issued and outstanding, respectively.	122	112
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	903,909	896,983
Accumulated deficit	(216,692)	(207,929)
Accumulated other comprehensive (loss) income	(2,576)	(3,090)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	665,567	666,880
Total liabilities and stockholders' equity	$1,021,726	$1,048,031
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019

Net revenue	$138,476	$136,605	$279,657	$269,447
Cost of revenue	59,900	63,595	122,809	126,436
Gross margin	78,576	73,010	156,848	143,011
Research and development	24,109	24,863	48,182	47,505
Sales and marketing	35,624	38,047	73,076	76,240
General and administrative	21,800	25,146	49,316	48,784
Total operating expenses	81,533	88,056	170,574	172,529
Operating loss	(2,957)	(15,046)	(13,726)	(29,518)
Interest and other, net	30	1,950	1,023	2,218
Loss before income taxes	(2,927)	(13,096)	(12,703)	(27,300)
Income tax benefit	(1,700)	(2,836)	(3,940)	(8,770)
Net loss	$(1,227)	$(10,260)	$(8,763)	$(18,530)

Loss per common share (basic and diluted)	$(0.02)	$(0.13)	$(0.11)	$(0.23)
Weighted-average common shares outstanding (basic and diluted)	81,417	80,674	81,177	80,571

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net loss	$(1,227)	$(10,260)	$(8,763)	$(18,530)
Foreign currency translation adjustments, net of tax	1,736	(1,709)	514	(1,942)
Comprehensive income (loss)	$509	$(11,969)	$(8,249)	$(20,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	July 31, 2020	August 2, 2019
Cash flows from operating activities:
Net loss	$(8,763)	$(18,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,872	21,148
Stock-based compensation expense	11,594	10,525
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,242)	(1,650)
Income tax benefit	(3,940)	(8,770)
Other non cash impacts	150	1,830
Provision for doubtful accounts	1,314	1,026
Changes in assets and liabilities:
Accounts receivable	2,352	20,147
Net transactions with parent	3,822	(12,902)
Inventories	41	(622)
Other assets	3,537	5,514
Accounts payable	1,507	7,423
Deferred revenue	(1,784)	7,175
Accrued and other liabilities	(23,437)	(19,082)
Net cash provided by operating activities	6,023	13,232
Cash flows from investing activities:
Capital expenditures	(1,709)	(10,659)
Net cash used in investing activities	(1,709)	(10,659)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(4,658)	(8,072)
Purchases of stock for treasury	—	(6,377)
Net cash used in financing activities	(4,658)	(14,449)

Net decrease in cash and cash equivalents	(344)	(11,876)
Cash and cash equivalents at beginning of the period	181,838	129,592
Cash and cash equivalents at end of the period	$181,494	$117,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended July 31, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, May 1, 2020	12,120	$121	70,000	$700	$898,370	$(215,465)	$(4,312)	$(19,896)	$659,518
Net loss	—	—	—	—	—	(1,227)	—	—	(1,227)
Other comprehensive income (loss)	—	—	—	—	—	—	1,736	—	1,736
Vesting of restricted stock units	76	1	—	—	(1)	—	—	—	—
Grant of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(10)	—	—	—	(167)	—	—	—	(167)
Stock-based compensation	—	—	—	—	5,707	—	—	—	5,707
Balances, July 31, 2020	12,186	$122	70,000	$700	$903,909	$(216,692)	$(2,576)	$(19,896)	$665,567

Six Months Ended July 31, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(8,763)	—	—	(8,763)
Other comprehensive income (loss)	—	—	—	—	—	—	514	—	514
Vesting of restricted stock units	918	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(393)	(4)	—	—	(4,654)	—	—	—	(4,658)
Stock-based compensation	—	—	—	—	11,594	—	—	—	11,594
Balances, July 31, 2020	12,186	$122	70,000	$700	$903,909	$(216,692)	$(2,576)	$(19,896)	$665,567

Three Months Ended August 2, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, May 3, 2019	11,521	$116	70,000	$700	$882,012	$(184,533)	$(3,117)	$(14,433)	$680,745
Net loss	—	—	—	—	—	(10,260)	—	—	(10,260)
Other comprehensive loss	—	—	—	—	—	—	(1,709)	—	(1,709)
Vesting of restricted stock units	90	—	—	—	—	—	—	—	—
Grant of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(8)	—	—	—	(607)	—	—	—	(607)
Stock-based compensation	—	—	—	—	5,609	—	—	—	5,609
Shares repurchased	(400)	(4)	—	—	—	—	—	(5,463)	(5,467)
Balances, August 2, 2019	11,203	$112	70,000	$700	$887,014	$(194,793)	$(4,826)	$(19,896)	$668,311

Six Months Ended August 2, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(18,530)	—	—	(18,530)
Other comprehensive loss	—	—	—	—	—	—	(1,942)	—	(1,942)
Vesting of restricted stock units	907	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	122	1	—	—	(1)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(404)	(4)	—	—	(8,068)	—	—	—	(8,072)
Stock-based compensation	—	—	—	—	10,525	—	—	—	10,525
Shares repurchased	(438)	(4)	—	—	—	—	—	(6,373)	(6,377)
Balances, August 2, 2019	11,203	$112	70,000	$700	$887,014	$(194,793)	$(4,826)	$(19,896)	$668,311

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
On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies Inc. ("Dell Technologies"), owned, indirectly through Dell Inc. ("Dell") and Dell's subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of July 31, 2020 represented approximately 85.2% of the Company's total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of the Company's outstanding common stock.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies, all of which also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three and six months ended July 31, 2020. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As events continue to evolve, the Company's estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
Debt— The Company adopted Accounting Standard Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for the Company beginning on March 12, 2020 and will apply the amendments prospectively through December 31, 2022. There was no impact to the Company's unaudited condensed consolidated financial statements as a result of adopting this standard update. Currently, the Company's revolving credit facility references LIBOR and the Company is assessing how this standard update may be applied to any contract modification.
Intangibles - Goodwill and Other - Internal-Use Software—The Company adopted ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," effective February 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of the standard had no material impact on the condensed consolidated financial statements.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the six months ended July 31, 2020, as compared to the significant accounting policies described in the Annual Report.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Pronouncements
Income Taxes. In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Numerator:
Net loss	$(1,227)	$(10,260)	$(8,763)	$(18,530)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	81,417	80,674	81,177	80,571

Loss per common share:
Basic and Diluted	$(0.02)	$(0.13)	$(0.11)	$(0.23)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,584	5,246	5,949	5,351
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
The following table presents revenue by service type (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Managed Security Solutions revenue	$106,259	$102,768	$212,616	$201,866
Security and Risk Consulting revenue	32,217	33,837	67,041	67,581
Total revenue	$138,476	$136,605	$279,657	$269,447

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Rather, it represents the aggregate amount of billing in advance of service delivery. The Company invoices its customers based on a variety of billing schedules. During the six months ended July 31, 2020, on average, 58% of the Company's recurring revenue was billed in advance and approximately 42% was billed on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the six months ended July 31, 2020 and August 2, 2019 are as follows (in thousands):

	As of January 31, 2020	Upfront payments received and billings during the six months ended July 31, 2020	Revenue recognized during the six months ended July 31, 2020	As of July 31, 2020
Deferred revenue	$188,537	$165,081	$(167,341)	$186,277

	As of February 1, 2019	Upfront payments received and billings during the six months ended August 2, 2019	Revenue recognized during the six months ended August 2, 2019	As of August 2, 2019
Deferred revenue	$173,929	$158,769	$(151,495)	$181,203

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated (“active”); and (ii) the value of services contracted with customers that have not yet been installed (“backlog”). Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point it is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in Accounting Standards Codification (“ASC”) paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
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
As of July 31, 2020, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$285,117	$161,740	$83,941	$28,445	$10,991
Performance obligation - backlog	17,286	6,624	6,309	4,104	249
Total	$302,403	$168,364	$90,250	$32,549	$11,240

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended July 31, 2020 and August 2, 2019 are as follows (in thousands):

	As of January 31, 2020	Amount capitalized	Amount recognized	As of July 31, 2020
Deferred commissions	$62,785	$7,259	$(10,834)	$59,210
Deferred fulfillment costs	11,366	3,005	(2,865)	11,506

	As of February 1, 2019	Amount capitalized	Amount recognized	As of August 2, 2019
Deferred commissions	$62,895	$7,556	$(7,612)	$62,839
Deferred fulfillment costs	10,973	3,017	(2,712)	11,278

As referenced in the Annual Report, deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which historically had been estimated to be seven years. During the third quarter of fiscal 2020, the Company determined a change in the estimated life of the customer relationship to be six years. The net impact of this change was an increase in operating loss for the six months ended July 31, 2020 of $2.1 million on a pre-tax basis, or $0.02 on a per share basis. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and six months ended July 31, 2020 or August 2, 2019.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed. There were no additions, adjustments or impairments to goodwill during the periods presented. Accordingly, goodwill totaled $416.5 million as of July 31, 2020 and January 31, 2020.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2020 by performing a qualitative assessment of goodwill at the reporting unit level, as well as related to the Company's indefinite-lived intangible asset. In performing this qualitative assessment, the Company evaluated events and circumstances since the date of the last quantitative impairment test, including the results of that test, macroeconomic conditions, industry and market conditions, key financial metrics and the overall financial performance of the Company. After assessing the totality of the events and circumstances, the Company determined that it was not more likely than not that the fair value of the Secureworks reporting unit was less than its carrying amount and, therefore, that the first step of the quantitative goodwill impairment test was unnecessary. Additionally, based on the qualitative assessment performed in the third quarter of fiscal 2020, the Company determined that it was not more likely than not that the fair value of the other indefinite-lived intangible asset was less than its carrying amount and, therefore, that the first step of the quantitative indefinite-lived intangible asset impairment test was unnecessary. Further, no triggering events have subsequently transpired that would indicate a potential impairment subsequent to the test date through July 31, 2020.
Intangible Assets
The Company's intangible assets as of July 31, 2020 and January 31, 2020 were as follows:

	July 31, 2020			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(98,293)	$91,225	$189,518	$(91,246)	$98,272
Technology	137,371	(92,816)	44,555	137,371	(85,709)	51,662
Finite-lived intangible assets	326,889	(191,109)	135,780	326,889	(176,955)	149,934
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$357,007	$(191,109)	$165,898	$357,007	$(176,955)	$180,052

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amortization expense related to finite-lived intangible assets was approximately $7.2 million and $14.2 million for the three and six months ended July 31, 2020, respectively, and $6.9 million and $13.9 million for the three and six months ended August 2, 2019, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended July 31, 2020 or August 2, 2019.
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
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of July 31, 2020 or January 31, 2020.
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
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of July 31, 2020, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three and six months ended July 31, 2020 and August 2, 2019, the Company had no customer that represented 10% or more of its net revenue.
NOTE 7 — LEASES
The Company recorded operating lease costs for facilities of approximately $1.6 million and $3.1 million for the three and six months ended July 31, 2020, respectively, and $2.5 million and $3.9 million for the three and six months ended August 2, 2019, respectively. Operating lease costs include expenses in connection with variable lease costs of $0.2 million and $0.3 million for the three and six months ended July 31, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended August 2, 2019, respectively, which primarily consisted of utilities and common area charges.

For the three and six months ended July 31, 2020, the Company recorded operating lease costs for equipment leases of approximately $0.4 million and $1.1 million, respectively, and $0.3 million and $0.7 million for the three and six months ended August 2, 2019, respectively. For the three and six months ended July 31, 2020, equipment lease costs included short-term lease costs of $0.4 million and $0.9 million, respectively, and $0.3 million and $0.7 million for the three and six months ended August 2, 2019, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.9 million and $1.8 million during the three and six months ended July 31, 2020, respectively, and $1.7 million and $3.4 million for the three and six months ended August 2, 2019, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

July 31, 2020
Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	5.35%
The following table summarizes the maturity of the Company's operating lease liabilities as of July 31, 2020 (in thousands):

Fiscal Years Ending	July 31, 2020
2021	$3,336
2022	6,579
2023	5,848
2024	5,389
2025	4,574
Thereafter	7,649
Total operating lease payments	$33,375
Less imputed interest	(4,559)
Total operating lease liabilities	$28,816
The Company's leases have remaining lease terms of 4 months to 6.5 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Under the 2016 Plan, the Company granted 45,300 and 2,473,657 restricted stock units during the three and six months ended July 31, 2020, respectively, and 114,728 and 1,273,004 restricted stock units during the three and six months ended August 2, 2019, respectively. The Company granted no restricted stock awards for the three months ended July 31, 2020 and August 2, 2019, and 454,546 and 175,000 restricted stock awards for the six months ended July 31, 2020 and August 2, 2019, respectively. The annual restricted stock unit and restricted stock awards granted during both such periods vest over a three-year period. Approximately 17% and 50% of such awards granted during the six months ended July 31, 2020 and August 2, 2019, respectively, are subject to performance conditions. As of July 31, 2020, all performance awards granted during the three months ended May 1, 2020 have been valued and are considered outstanding for accounting purposes.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The employees who receive these cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to fiscal 2021 are subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three and six months ended July 31, 2020 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted cash awards of $0.1 million and $8.2 million during the three and six months ended July 31, 2020, respectively, and $0.1 million and $7.0 million during the three and six months ended August 2, 2019, respectively. The Company recognized $1.6 million and $3.2 million of related compensation expense for the three and six months ended July 31, 2020, respectively, and $2.1 million and $3.9 million for the three and six months ended August 2, 2019, respectively.
NOTE 10 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three and six months ended July 31, 2020 and August 2, 2019 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019

Loss before income taxes	$(2,927)	$(13,096)	$(12,703)	$(27,300)
Income tax benefit	$(1,700)	$(2,836)	$(3,940)	$(8,770)
Effective tax rate	58.1%	21.7%	31.0%	32.1%

The Company's effective tax benefit rate was 58.1% and 31.0% for the three and six months ended July 31, 2020, respectively, and 21.7% and 32.1% for the three and six months ended August 2, 2019, respectively. The changes in the Company's effective income tax rate between the periods were primarily attributable to both the improvement in loss before income taxes for the three months ended July 31, 2020 and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.7 million and $0.4 million for the three and six months ended July 31, 2020, respectively, and $0.1 million and $2.1 million for the three and six months ended August 2, 2019, respectively. The changes related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the fair value for the three and six months ended July 31, 2020 and higher than the fair value for the three and six months ended August 2, 2019 than on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a higher actual tax deduction for the three and six months ended July 31, 2020 and a higher actual tax deduction for the three and six months ended August 2, 2019 than the amounts deducted for financial reporting purposes.
As of each of July 31, 2020 and January 31, 2020, the Company had $4.6 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of July 31, 2020

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and January 31, 2020. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended July 31, 2020 would have been $12.7 million, $2.5 million and $10.2 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of July 31, 2020 and January 31, 2020, the Company had $9.9 million and $10.0 million, respectively, of a net operating loss tax receivable from Dell. The Company had $6.3 million and $6.6 million of unrecognized tax benefits as of July 31, 2020 and January 31, 2020, respectively.
During the three months ended July 31, 2020, the Internal Revenue Service started an examination of the Company's federal income tax returns for fiscal years 2015 through 2019. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that it has valid positions supporting its tax returns and that it has provided adequate reserves related to matters contained in tax periods open to examination.
NOTE 11 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $1.0 million and $2.0 million for the three and six months ended July 31, 2020, respectively, and $2.2 million and $4.1 million for the three and six months ended August 2, 2019, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.2 million and $0.5 million for the three and six months ended July 31, 2020, respectively, and $1.2 million and $2.6 million for the three and six months ended August 2, 2019, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $1.0 million and $1.4 million for the three and six months ended July 31, 2020, respectively, and $1.0 million and $1.7 million for the three and six months ended August 2, 2019, respectively. The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million and $0.2 million for the three and six months ended July 31, 2020, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. For the three and six months ended July 31, 2020, purchases by the Company of solutions from Carbon Black totaled $1.5 million and $3.1 million, respectively.
The Company recognizes revenue related to solutions provided to subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc. The Company recognized no revenue for the three and six months ended July 31, 2020, respectively, and $11 thousand and $38 thousand for the three and six months ended August 2, 2019, respectively. Purchases by the Company from these subsidiaries totaled $5 thousand and $100 thousand for the three and six months ended July 31, 2020, respectively, and $3 thousand and $100 thousand for the three and six months ended August 2, 2019, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $0.1 million and $0.2 million for the three

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and six months ended July 31, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended August 2, 2019, respectively.
The Company provides solutions to certain customers whose contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.6 million and $29.8 million for the three and six months ended July 31, 2020, respectively, and $16.8 million and $31.8 million for the three and six months ended August 2, 2019, respectively. In addition, as of July 31, 2020, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $4.5 million and $10.4 million for the three and six months ended July 31, 2020, respectively, and $5.5 million and $8.8 million for the three and six months ended August 2, 2019, respectively.
The Company settles in cash its related party balances with Dell on a quarterly basis. As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of July 31, 2020 and January 31, 2020 (in thousands).

	July 31, 2020	January 31, 2020
Net intercompany payable (included in "Accrued and other current liabilities")	$6,827	$3,209

Accounts receivable from customers under reseller agreements with Dell (included in "Accounts receivable, net")	$18,536	$13,674

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" and "Other non-current assets" at July 31, 2020 and in "Other current assets" at January 31, 2020)	$9,912	$10,040
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of July 31, 2020 and January 31, 2020 were as follows (in thousands):

	July 31, 2020	January 31, 2020
	Level 1	Level 1
Cash equivalents - Money Market Funds	$70,826	$100,476
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13 — SUBSEQUENT EVENTS
On September 8, 2020, the Company, through a newly formed subsidiary, entered into a definitive agreement to acquire Delve Laboratories, Inc. (“Delve”), a privately-held Canadian company, in exchange for total consideration of approximately $15.5 million in cash. The acquisition expands the Company’s software offerings with a next-generation vulnerability scanning and prioritization software solution, while enhancing the effectiveness of Red Cloak Threat Detection and Response. Delve’s software solution automates asset discovery, asset classification, vulnerability assessment and risk prioritization across network, endpoint and cloud environments. The acquisition is expected to close during the third quarter of fiscal 2021.

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
Our solutions enable organizations to:
•prevent security breaches by fortifying their cyber defenses,
•detect malicious activity,
•respond rapidly to security breaches, and
•predict emerging threats.
Our solutions leverage the proprietary technologies, processes and extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 21 years. Key elements of our strategy include:
•maintain and extend our technology leadership,
•expand and diversify our customer base,
•deepen our existing customer relationships, and
•attract and retain top talent.

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
From April 2009 to July 31, 2020, the number of events processed by our technology platform increased from five billion to as many as 330 billion events per day. This significant growth has required continual investment in our business. We believe these investments are critical to our success, although they may continue to impact our near-term profitability.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second  quarter of fiscal 2021, approximately 77% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 23% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources as of and during the three and six months ended July 31, 2020. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may have a greater impact on our results in the second half of fiscal 2021 than in the first half of the fiscal year. In future periods the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition.
In light of these considerations, we continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of the virus, impact on our employees, customers and vendors, impact on our customers' liquidity, volume of sales, and length of our sales cycles, all of which remain uncertain and cannot be predicted, but which could have a material negative effect on our business, results of operations or financial condition. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all.
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
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	July 31, 2020	August 2, 2019
Subscription customer base	4,000	4,100
Total customer base	5,500	4,900
Monthly recurring revenue (in millions)	$36.8	$36.5
Annual recurring revenue (in millions)	$441.1	$437.6
Average subscription revenue per customer (in thousands)	$112.0	$106.0
Revenue retention rate	96%	99%
Subscription Customer Base. We define our subscription customer base as the number of customers who subscribe to our managed security solutions as of a particular date. We believe that growing our customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.

Total Customer Base. We define our total customer base as the number of customers that, as of a particular date, subscribe to our managed security solutions or that buy professional and other services from us, as of a particular date.

Annual and Monthly Recurring Revenue. We define recurring revenue as the value of our subscription contracts as of a particular date. Because we use recurring revenue as a leading indicator of future annual revenue, we include operational backlog. We define operational backlog as the recurring revenue associated with pending contracts, which are contracts that have been entered into but for which the service period has not yet commenced. Our increase in recurring revenue has been driven primarily by our continuing ability to expand our offerings and sell additional solutions to existing customers, as well as by larger subscription contracts to our enterprise customers.

Average Subscription Revenue Per Customer. The increase in our average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our customer composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue. For each of the six months ended July 31, 2020 and August 2, 2019, approximately 67% and 69% of our professional services customers subscribed to our managed security solutions, respectively.

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
Reconciliation of Non-GAAP Financial Measures
The table below presents a reconciliation of each non-GAAP financial measure to its most directly comparable GAAP financial measure. We encourage you to review the reconciliations in conjunction with the presentation of non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual.
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with this transaction.
•Stock-based Compensation Expense. Non-cash stock-based compensation relates to both the Dell Technologies and Secureworks equity plans. We exclude such expenses when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.
•Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in thousands)		(in thousands)
GAAP and non-GAAP revenue	$138,476	$136,605	$279,657	$269,447

GAAP gross margin	$78,576	$73,010	$156,848	$143,011
Amortization of intangibles	3,648	3,560	7,108	6,970
Stock-based compensation expense	398	396	753	656
Non-GAAP gross margin	$82,622	$76,966	$164,709	$150,637

GAAP research and development expenses	$24,109	$24,863	$48,182	$47,505
Stock-based compensation expense	(1,097)	(985)	(2,388)	(2,161)
Non-GAAP research and development expenses	$23,012	$23,878	$45,794	$45,344

GAAP sales and marketing expenses	$35,624	$38,047	$73,076	$76,240
Stock-based compensation expense	(882)	(917)	(1,623)	(1,698)
Non-GAAP sales and marketing expenses	$34,742	$37,130	$71,453	$74,542

GAAP general and administrative expenses	$21,800	$25,146	$49,316	$48,784
Amortization of intangibles	(3,524)	(3,524)	(7,047)	(7,047)
Stock-based compensation expense	(3,330)	(3,311)	(6,830)	(6,010)
Non-GAAP general and administrative expenses	$14,946	$18,311	$35,439	$35,727

GAAP operating loss	$(2,957)	$(15,046)	$(13,726)	$(29,518)
Amortization of intangibles	7,172	7,083	14,155	14,017
Stock-based compensation expense	5,707	5,609	11,594	10,525
Non-GAAP operating income (loss)	$9,922	$(2,354)	$12,023	$(4,976)

GAAP net loss	$(1,227)	$(10,260)	$(8,763)	$(18,530)
Amortization of intangibles	7,172	7,083	14,155	14,017
Stock-based compensation expense	5,707	5,609	11,594	10,525
Aggregate adjustment for income taxes	(3,278)	(3,092)	(6,081)	(8,559)
Non-GAAP net income (loss)	$8,374	$(660)	$10,905	$(2,547)

GAAP loss per share	$(0.02)	$(0.13)	$(0.11)	$(0.23)
Amortization of intangibles	0.08	0.08	0.17	0.17
Stock-based compensation expense	0.07	0.07	0.14	0.13
Aggregate adjustment for income taxes	(0.04)	(0.04)	(0.07)	(0.11)
Non-GAAP earnings (loss) per share *	$0.10	$(0.01)	$0.13	$(0.03)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(1,227)	$(10,260)	$(8,763)	$(18,530)
Interest and other, net	(30)	(1,950)	(1,023)	(2,218)
Income tax benefit	(1,700)	(2,836)	(3,940)	(8,770)
Depreciation and amortization	10,386	10,783	20,872	21,148
Stock-based compensation expense	5,707	5,609	11,594	10,525
Adjusted EBITDA	$13,136	$1,346	$18,740	$2,155

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of July 31, 2020 represented approximately 85.2% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
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
During the periods presented in the condensed consolidated financial statements included in this report, Secureworks did not file separate federal tax returns because Secureworks was generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements —Note 10—Income and Other Taxes" in our condensed consolidated financial statements included in this report.
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
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of July 31, 2020, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2021, approximately 77% of our revenue was derived from subscription-based arrangements, attributable to managed security solutions, while approximately 23% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 29% of our total net revenue in the second quarter of fiscal 2021 and 26% of our total net revenue in the second quarter of fiscal 2020. Although our international customers are located primarily in the United Kingdom, Japan, and Canada, we provided managed security solutions to customers across 55 countries as of July 31, 2020.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.

Gross Margin
We operate in a challenging business environment, where the complexity and number of cyber attacks are constantly increasing. Accordingly, initiatives to drive the efficiency of our Counter Threat Platform and the continued training and development of our employees are critical to our long-term success. Gross margin has been, and will continue to be, affected by these factors as well as others, including the mix of solutions sold, the mix between large and small customers, timing of revenue recognition and the extent to which we expand our counter threat operations centers.
Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform, provide solutions to our customers, and perform other critical functions. Also included in cost of revenue are amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may fluctuate.
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
▪Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions offerings, including a portion of expenses related to our threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis. R&D expenses also encompass expenses related to the development of prototypes of new solutions offerings and allocated overhead. Our customer solutions have generally been developed internally. We operate in a competitive and highly technical industry. Therefore, to maintain and extend our technology leadership, we intend to continue to invest in our R&D efforts by hiring more personnel to enhance our existing security solutions and to add complementary solutions.
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
▪General and Administrative, or G&A, Expenses. General and administrative expenses include primarily the costs of human resources and recruiting, finance and accounting, legal support, internal information management and information security systems, facilities management, corporate development and other administrative functions, and are partially offset by allocations of information technology and facilities costs to other functions.
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
Income Tax Benefit
Our effective tax benefit rate was 58.1% and 31.0% for the three and six months ended July 31, 2020, respectively, and 21.7% and 32.1% for the three and six months ended August 2, 2019, respectively. The change in the Company's effective income tax rate between the periods was primarily attributable to both the improvement of loss before income taxes and the impact of discrete adjustments related to stock-based compensation expense of approximately $0.7 million and $0.4 million for the three and six months ended July 31, 2020, respectively, and $0.1 million and $2.1 million for the three and six months ended August 2, 2019, respectively.

Results of Operations

The following tables summarize our key performance indicators for the three and six months ended July 31, 2020 and August 2, 2019.

	Three Months Ended
	July 31, 2020			August 2, 2019
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$138,476	100.0%	1.4%	$136,605	100.0%
Cost of revenue	$59,900	43.3%	(5.8)%	$63,595	46.6%
Total gross margin	$78,576	56.7%	7.6%	$73,010	53.4%
Operating expenses	$81,533	58.9%	(7.4)%	$88,056	64.5%
Operating loss	$(2,957)	(2.1)%	(80.3)%	$(15,046)	(11.0)%
Net loss	$(1,227)	(0.9)%	(88.0)%	$(10,260)	(7.5)%

Other Financial Information (1)
Non-GAAP net revenue	$138,476	100.0%	1.4%	$136,605	100.0%
Non-GAAP cost of revenue	$55,854	40.3%	(6.3)%	$59,639	43.7%
Non-GAAP gross margin	$82,622	59.7%	7.3%	$76,966	56.3%
Non-GAAP operating expenses	$72,700	52.5%	(8.3)%	$79,319	58.1%
Non-GAAP operating income (loss)	$9,922	7.2%	(521.5)%	$(2,354)	(1.7)%
Non-GAAP net income (loss)	$8,374	6.0%	(1,368.8)%	$(660)	(0.5)%
Adjusted EBITDA	$13,136	9.5%	875.9%	$1,346	1.0%

	Six Months Ended
	July 31, 2020			August 2, 2019
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$279,657	100.0%	3.8%	$269,447	100.0%
Cost of revenue	$122,809	43.9%	(2.9)%	$126,436	46.9%
Total gross margin	$156,848	56.1%	9.7%	$143,011	53.1%
Operating expenses	$170,574	61.0%	(1.1)%	$172,529	64.0%
Operating loss	$(13,726)	(4.9)%	(53.5)%	$(29,518)	(11.0)%
Net loss	$(8,763)	(3.1)%	(52.7)%	$(18,530)	(6.9)%

Other Financial Information (1)
Non-GAAP net revenue	$279,657	100.0%	3.8%	$269,447	100.0%
Non-GAAP cost of revenue	$114,948	41.1%	(3.3)%	$118,810	44.1%
Non-GAAP gross margin	$164,709	58.9%	9.3%	$150,637	55.9%
Non-GAAP operating expenses	$152,686	54.6%	(1.9)%	$155,613	57.8%
Non-GAAP operating income (loss)	$12,023	4.3%	(341.6)%	$(4,976)	(1.8)%
Non-GAAP net income (loss)	$10,905	3.9%	(528.2)%	$(2,547)	(0.9)%
Adjusted EBITDA	$18,740	6.7%	769.6%	$2,155	0.8%
____________________
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

Three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019
Revenue
Net revenue, which we refer to as revenue, increased $1.9 million, or 1.4%, and $10.2 million, or 3.8%, for the three and six months ended July 31, 2020, respectively. The revenue increase resulted primarily from revenue generated by our subscription-based solutions, which represented approximately 77% and 76.0% of total revenue for the three and six months ended July 31, 2020. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 6% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $4.5 million and $10.4 million for the three and six months ended July 31, 2020, respectively, and $5.5 million and $8.8 million for the three and six months ended August 2, 2019, respectively. For more information regarding these commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended July 31, 2020, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $40.5 million, or 12.6%, from the three months ended August 2, 2019. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. Our total gross margin increased $5.6 million, or 7.6%, and $13.8 million, or 9.7%, for the three and six months ended July 31, 2020, respectively. As a percentage of revenue, our gross margin increased 330 basis points to 56.7% and 300 basis points to 56.1% for the three and six months ended July 31, 2020, respectively.
On a non-GAAP basis, excluding amortization of intangible assets and stock-based compensation expense, gross margin increased $5.7 million, or 7.3%, and $14.1 million, or 9.3%, for the three and six months ended July 31, 2020, respectively. As a percentage of revenue, our non-GAAP gross margin increased 340 basis points to 59.7% and 300 basis points to 58.9% for three and six months ended July 31, 2020, respectively.
The increases in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three and six months ended July 31, 2020 was primarily attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies, and a decrease in travel-related costs, which we attribute to the COVID-19 pandemic.
Operating Expenses
The following table presents information regarding our operating expenses during the three and six months ended July 31, 2020 and August 2, 2019.

	Three Months Ended
	July 31, 2020			August 2, 2019
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,109	17.4%	(3.0)%	$24,863	18.2%
Sales and marketing	35,624	25.7%	(6.4)%	38,047	27.9%
General and administrative	21,800	15.7%	(13.3)%	25,146	18.4%
Total operating expenses	$81,533	58.9%	(7.4)%	$88,056	64.5%

Other Financial Information
Non-GAAP research and development	$23,012	16.6%	(3.6)%	$23,878	17.5%
Non-GAAP sales and marketing	34,742	25.1%	(6.4)%	37,130	27.2%
Non-GAAP general and administrative	14,946	10.8%	(18.4)%	18,311	13.4%
Non-GAAP operating expenses (1)	$72,700	52.5%	(8.3)%	$79,319	58.1%

	Six Months Ended
	July 31, 2020			August 2, 2019
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$48,182	17.2%	1.4%	$47,505	17.6%
Sales and marketing	73,076	26.1%	(4.2)%	76,240	28.3%
General and administrative	49,316	17.6%	1.1%	48,784	18.1%
Total operating expenses	$170,574	61.0%	(1.1)%	$172,529	64.0%

Other Financial Information
Non-GAAP research and development	$45,794	16.4%	1.0%	$45,344	16.8%
Non-GAAP sales and marketing	71,453	25.6%	(4.1)%	74,542	27.7%
Non-GAAP general and administrative	35,439	12.7%	(0.8)%	35,727	13.3%
Non-GAAP operating expenses (1)	$152,686	54.6%	(1.9)%	$155,613	57.8%

(1)  See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. For the three months ended July 31, 2020, R&D expenses decreased $0.8 million, or 3.0%. As a percentage of revenue, R&D expenses decreased 80 basis points to 17.4%. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 90 basis points to 16.6%. The decrease in R&D expenses was primarily attributable to a reduction in the utilization of outside services, partially offset by an increase in compensation and benefits associated with additional development personnel associated with the continued development of our solutions, including our new security analytics platform and software applications. Additionally, a reduction in travel-related costs which we attribute to increased remote activities as a result of the COVID-19 pandemic contributed approximately $0.6 million to our lower cost.
For the six months ended July 31, 2020, R&D expenses increased $0.7 million, or 1.4%. As a percentage of revenue, R&D expenses decreased 40 basis points to 17.2%. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 40 basis points to 16.4%. The increase in R&D expenses was primarily attributable to increased compensation and benefits associated with additional development personnel associated with the continued development of our solutions, including our new security analytics platform and software applications.
Sales and Marketing Expenses. For the three months ended July 31, 2020, S&M expenses decreased $2.4 million, or 6.4%. As a percentage of revenue, S&M expenses decreased 220 basis points to 25.7%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 210 basis points to 25.1%. The decrease in S&M expenses was primarily attributable to lower travel-related costs of $2.2 million associated with increased remote activities as a result of COVID-19.
For the six months ended July 31, 2020, S&M expenses decreased $3.2 million, or 4.2%. As a percentage of revenue, S&M expenses decreased 220 basis points to 26.1%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 210 basis points to 25.6%. The decrease in S&M expenses was primarily attributable to lower travel-related costs of $3.9 million associated with increased remote activities as a result of COVID-19.
General and Administrative Expenses. For the three months ended July 31, 2020, G&A expenses decreased $3.3 million, or 13.3%. As a percentage of revenue, G&A expenses decreased 270 basis points to 15.7% . On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 260 basis points to 10.8%. The decrease in G&A expenses was primarily attributable to lower employee, travel and facilities-related costs.
For the six months ended July 31, 2020, G&A expenses increased $0.5 million, or 1.1%. As a percentage of revenue, G&A expenses decreased 50 basis points to 17.6%. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 60 basis points to 12.7%. The decrease in G&A expenses was primarily attributable to lower employee and facilities-related costs, which was offset by professional services and consulting related costs incurred in the first quarter of fiscal 2021.

Operating Income (Loss)
Our operating loss for the three months ended July 31, 2020 and August 2, 2019 was $(3.0) million and $(15.0) million, respectively. As a percentage of revenue, our operating loss was (2.1)% and (11.0)% for the three months ended July 31, 2020 and August 2, 2019, respectively. The decrease in our operating loss was primarily due to increased gross margin and lower operating expenses as previously described.
Our operating loss for the six months ended July 31, 2020 and August 2, 2019 was $(13.7) million and $(29.5) million, respectively. As a percentage of revenue, our operating loss was (4.9)% and (11.0)% for the six months ended July 31, 2020 and August 2, 2019, respectively. The decrease in our operating loss was primarily due to increased gross margin as previously described.
Operating income on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $9.9 million and $12.0 million for the three and six months ended July 31, 2020, respectively, compared to a non-GAAP operating loss of $(2.4) million and $(5.0) million for the three and six months ended August 2, 2019, respectively.
Interest and Other, Net
Our interest and other, net was $0.03 million and $1.0 million for the three and six months ended July 31, 2020, respectively, compared with $2.0 million and $2.2 million for the three and six months ended August 2, 2019, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $1.7 million, or 58.1%, and $3.9 million, or 31.0%, of our pre-tax loss during the three and six months ended July 31, 2020, respectively, and $2.8 million, or 21.7%, and $8.8 million, or 32.1%, of our pre-tax loss during the three and six months ended August 2, 2019, respectively. The changes in the effective tax benefit rate were primarily attributable to both the improvement of loss before income taxes and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.7 million and $0.4 million for the three and six months ended July 31, 2020, respectively, and $0.1 million and $2.1 million for the three and six months ended August 2, 2019, respectively.
Net Income (Loss)
Our net loss of $(1.2) million decreased $9.0 million, or 88.0%, for the three months ended July 31, 2020. For the six months ended July 31, 2020, our net loss of $(8.8) million decreased $9.8 million, or 52.7%. Net income on a non-GAAP basis for the three months ended July 31, 2020 was $8.4 million compared to a non-GAAP net loss of $(0.7) million for the three months ended August 2, 2019, and $10.9 million for the six months ended July 31, 2020 compared to a non-GAAP loss of $(2.5) million for the six months ended August 2, 2019. The changes on both a GAAP and non-GAAP basis were attributable to our improved operating results offset in part by the lower income tax benefit recognized in the current period.
Liquidity and Capital Commitments
Overview
We believe that our cash and cash equivalents together with our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, the expansion of sales and marketing activities, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, general economic and market conditions, as well as macroeconomic events such as COVID-19. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for future strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents and accounts receivable.
Selected measures of our liquidity and capital resources are as follows:

	July 31, 2020	January 31, 2020
	(in thousands)

Cash and cash equivalents	$181,494	$181,838
Accounts receivable, net	$108,406	$111,798

We invoice our customers based on a variety of billing schedules. During the six months ended July 31, 2020, on average, approximately 58% of our recurring revenue was billed in advance and approximately 42% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of July 31, 2020 reflected increased collection activity. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of July 31, 2020 and January 31, 2020, the allowance for doubtful accounts was $5.3 million and $5.1 million, respectively. Based upon our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of July 31, 2020 or January 31, 2020. The facility has a maturity date of March 26, 2021 and interest on borrowings accrues at the applicable London Interbank Offered Rate plus 1.30%.
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
Cash Flows
The following table presents information concerning our cash flows for the six months ended July 31, 2020 and August 2, 2019.

	Six Months Ended
	July 31, 2020	August 2, 2019
	(in thousands)
Net change in cash from:
Operating activities	$6,023	$13,232
Investing activities	(1,709)	(10,659)
Financing activities	(4,658)	(14,449)
Change in cash and cash equivalents	$(344)	$(11,876)

Operating Activities — Cash provided by operating activities totaled $6.0 million and $13.2 million for the six months ended July 31, 2020 and August 2, 2019, respectively. The decrease in cash provided by operating activities is primarily driven by the establishment of consistent customer collection rates year over year and a decline in deferred revenue. Both items were partially offset by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.

Investing Activities — Cash used in investing activities totaled $1.7 million and $10.7 million for the six months ended July 31, 2020 and August 2, 2019, respectively. For the periods presented, investing activities consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure as well as certain capitalized costs related to the development of our new security software application.
Financing Activities — Cash used in financing activities totaled $4.7 million and $14.4 million for the six months ended July 31, 2020 and August 2, 2019, respectively. The use of cash flows for the six months ended July 31, 2020 reflected employee tax withholding payments paid by us of $4.7 million on restricted stock awards. The use of cash flows for the six months ended August 2, 2019 reflected employee tax withholding payments of $8.1 million paid by us on employee restricted stock awards and our repurchase of $6.4 million of our Class A common stock pursuant to our stock repurchase program, which expired by its terms on May 1, 2020.
Off-Balance Sheet Arrangements
As of July 31, 2020, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," we have adopted the new accounting guidance set forth in ASC 350 and ASC 326. Management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and six months ended July 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu, Japanese Yen, and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of July 31, 2020.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to our "Risk Factors" discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 27, 2020. The risks described in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Paul M. Parrish
Paul M. Parrish
Chief Financial Officer
(Duly Authorized Officer)

Date: September 9, 2020