Form 10-Q
period 2020-10-30
SecureWorks Corp
filed 2020-12-03
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2020

or
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of December 1, 2020, there were 82,237,741 shares of the registrant's common stock outstanding, consisting of 12,237,741 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	October 30, 2020	January 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$188,048	$181,838
Accounts receivable, net of allowances of $5,332 and $5,120, respectively	107,907	111,798
Inventories, net	690	746
Other current assets	25,992	27,449
Total current assets	322,637	321,831
Property and equipment, net	19,669	27,606
Operating lease right-of-use assets, net	22,421	23,463
Goodwill	425,314	416,487
Intangible assets, net	164,928	180,052
Other non-current assets	76,488	78,592
Total assets	$1,031,457	$1,048,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,874	$18,690
Accrued and other current liabilities	88,208	98,855
Short-term deferred revenue	173,536	175,847
Total current liabilities	282,618	293,392
Long-term deferred revenue	9,930	12,690
Operating lease liabilities, non-current	22,828	24,669
Other non-current liabilities	48,932	50,400
Total liabilities	364,308	381,151
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 12,236 and 11,206 issued and outstanding, respectively.	122	112
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	909,686	896,983
Accumulated deficit	(220,300)	(207,929)
Accumulated other comprehensive loss	(3,163)	(3,090)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	667,149	666,880
Total liabilities and stockholders' equity	$1,031,457	$1,048,031
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019

Net revenue	$141,641	$141,332	$421,298	$410,779
Cost of revenue	59,613	61,568	182,422	188,004
Gross margin	82,028	79,764	238,876	222,775
Research and development	27,608	24,095	75,790	71,600
Sales and marketing	34,810	40,726	107,886	116,966
General and administrative	24,508	25,078	73,824	73,862
Total operating expenses	86,926	89,899	257,500	262,428
Operating loss	(4,898)	(10,135)	(18,624)	(39,653)
Interest and other, net	(79)	(1,257)	944	961
Loss before income taxes	(4,977)	(11,392)	(17,680)	(38,692)
Income tax benefit	(1,369)	(3,484)	(5,309)	(12,254)
Net loss	$(3,608)	$(7,908)	$(12,371)	$(26,438)

Loss per common share (basic and diluted)	$(0.04)	$(0.10)	$(0.15)	$(0.33)
Weighted-average common shares outstanding (basic and diluted)	81,474	80,518	81,276	80,553

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net loss	$(3,608)	$(7,908)	$(12,371)	$(26,438)
Foreign currency translation adjustments, net of tax	(587)	1,602	(73)	(340)
Comprehensive loss	$(4,195)	$(6,306)	$(12,444)	$(26,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	October 30, 2020	November 1, 2019
Cash flows from operating activities:
Net loss	$(12,371)	$(26,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,978	32,017
Stock-based compensation expense	17,675	15,617
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,190)	(102)
Income tax benefit	(5,309)	(12,254)
Other non cash impacts	150	1,830
Provision for doubtful accounts	1,871	1,651
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	2,296	21,689
Net transactions with parent	5,586	(18,571)
Inventories	56	(438)
Other assets	5,593	10,838
Accounts payable	2,668	9,086
Deferred revenue	(4,820)	9,848
Accrued and other liabilities	(14,749)	(8,921)
Net cash provided by operating activities	28,434	35,852
Cash flows from investing activities:
Capital expenditures	(2,181)	(12,082)
Acquisition of business, net of cash acquired	(15,081)	—
Net cash used in investing activities	(17,262)	(12,082)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(4,962)	(8,197)
Purchases of stock for treasury	—	(6,377)
Net cash used in financing activities	(4,962)	(14,574)

Net increase in cash and cash equivalents	6,210	9,196
Cash and cash equivalents at beginning of the period	181,838	129,592
Cash and cash equivalents at end of the period	$188,048	$138,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended October 30, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, July 31, 2020	12,186	$122	70,000	$700	$903,909	$(216,692)	$(2,576)	$(19,896)	$665,567
Net loss	—	—	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive loss	—	—	—	—	—	—	(587)	—	(587)
Vesting of restricted stock units	75	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(25)	—	—	—	(304)	—	—	—	(304)
Stock-based compensation	—	—	—	—	6,081	—	—	—	6,081
Balance, October 30, 2020	12,236	$122	70,000	$700	$909,686	$(220,300)	$(3,163)	$(19,896)	$667,149

Nine Months Ended October 30, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(12,371)	—	—	(12,371)
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Vesting of restricted stock units	993	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(418)	(4)	—	—	(4,958)	—	—	—	(4,962)
Stock-based compensation	—	—	—	—	17,675	—	—	—	17,675
Balance, October 30, 2020	12,236	$122	70,000	$700	$909,686	$(220,300)	$(3,163)	$(19,896)	$667,149

Three Months Ended November 1, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, August 2, 2019	11,203	$112	70,000	$700	$887,014	$(194,793)	$(4,826)	$(19,896)	$668,311
Net loss	—	—	—	—	—	(7,908)	—	—	(7,908)
Other comprehensive income	—	—	—	—	—	—	1,602	—	1,602
Vesting of restricted stock units	32	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(10)	—	—	—	(125)	—	—	—	(125)
Stock-based compensation	—	—	—	—	5,092	—	—	—	5,092
Shares repurchased	—	—	—	—	—	—	—	—	—
Balances, November 1, 2019	11,225	$112	70,000	$700	$891,981	$(202,701)	$(3,224)	$(19,896)	$666,972

Nine Months Ended November 1, 2019	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(26,438)	—	—	(26,438)
Other comprehensive loss	—	—	—	—	—	—	(340)	—	(340)
Vesting of restricted stock units	939	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	122	1	—	—	(1)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(414)	(4)	—	—	(8,193)	—	—	—	(8,197)
Stock-based compensation	—	—	—	—	15,617	—	—	—	15,617
Shares repurchased	(438)	(4)	—	—	—	—	—	(6,373)	(6,377)
Balances, November 1, 2019	11,225	$112	70,000	$700	$891,981	$(202,701)	$(3,224)	$(19,896)	$666,972

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
On April 27, 2016, the Company completed its initial public offering ("IPO"). Upon the closing of the IPO, Dell Technologies Inc. ("Dell Technologies"), owned, indirectly through Dell Inc. ("Dell") and Dell's subsidiaries, no shares of the Company's outstanding Class A common stock and all outstanding shares of the Company's outstanding Class B common stock, which as of October 30, 2020 represented approximately 85.1% of the Company's total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of the Company's outstanding common stock.
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
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services is charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the charges for these services and related party transactions, see "Note 12—Related Party Transactions."
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 11—Income and Other Taxes" for more information.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. Estimates all of which also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three and nine months ended October 30, 2020. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As events continue to evolve, the Company's estimates may change materially in future periods.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Pronouncements
Income Taxes—In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the nine months ended October 30, 2020, as compared to the significant accounting policies described in the Annual Report, except for the following:
Business Combinations—The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The allocation of the purchase price in a business combination requires us to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets included, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets and the profit margin a market participant would receive Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For more information, see Note 2 —Business Combinations.
NOTE 2 — BUSINESS COMBINATIONS
On September 21, 2020, the Company acquired all of the outstanding shares (representing 100% of the voting interest) of Delve Laboratories, Inc. ("Delve") for approximately $15.4 million. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve's software-as-a-service solution is powered by artificial intelligence and machine learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. Secureworks plans to integrate the vulnerability discovery and prioritization technology into new offerings within its cloud-based portfolio, including its Red Cloak Platform and TDR application, expanding visibility and insights for users. The financial results of Delve have been included in the Company's condensed consolidated financial statements prospectively from the date of acquisition within the Company's single reporting unit. The goodwill recognized below in connection with the transaction is primarily attributable to the software intellectual property acquired and the anticipated synergies from future growth of the product and the Company’s Red Cloak Platform. The acquisition was treated as an asset transaction for tax purposes and $8.8 million of goodwill acquired is expected to be deductible for tax purposes. Transaction costs were approximately $0.6 million and were expensed as incurred by the Company. The acquired business did not have a material impact on our condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

The following table summarizes the allocation of the aggregate purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of USD):

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amount
Assets acquired:
Cash and cash equivalents	$343
Accounts and notes receivable	101
Other current assets	607
Intangibles	6,200
Total identifiable assets	7,251
Goodwill	8,831
Total assets acquired	16,082
Liabilities assumed:
Accounts payable	25
Accrued and other liabilities	413
Non-current liabilities	220
Total liabilities assumed	658
Purchase consideration	$15,424

The intangibles identified in the transaction represent Technology-based assets with a preliminary useful life of 6 years. The value of the acquired assets was estimated using the relief-from-royalty method, an income approach (Level 3), which provides an estimate of cost savings that accrue to the owner of the asset which would otherwise be payable as royalties or license fees on revenue earned through the use of the asset.

The purchase accounting allocations above were determined based upon estimates of fair value. Based on the timing of the acquisition, the preliminary estimates associated with the respective purchase accounting is expected to be finalized in fiscal 2021. The assumptions used in these preliminary allocations are pending completion and subject to change. The effect of any changes could be significant.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Numerator:
Net loss	$(3,608)	$(7,908)	$(12,371)	$(26,438)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	81,474	80,518	81,276	80,553

Loss per common share:
Basic and Diluted	$(0.04)	$(0.10)	$(0.15)	$(0.33)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,436	5,122	6,151	5,275

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Managed Security Solutions revenue	$108,265	$109,344	$320,881	$311,210
Security and Risk Consulting revenue	33,376	31,988	100,417	99,569
Total revenue	$141,641	$141,332	$421,298	$410,779

The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Rather, it represents the aggregate amount of billing in advance of service delivery. The Company invoices its customers based on a variety of billing schedules. During the nine months ended October 30, 2020, on average, 57% of the Company's recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis in advance. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the nine months ended October 30, 2020 and November 1, 2019 are as follows (in thousands):

	As of January 31, 2020	Upfront payments received and billings during the nine months ended October 30, 2020	Revenue recognized during the nine months ended October 30, 2020	As of October 30, 2020
Deferred revenue	$188,537	$217,903	$(222,974)	$183,466

	As of February 1, 2019	Upfront payments received and billings during the nine months ended November 1, 2019	Revenue recognized during the nine months ended November 1, 2019	As of November 1, 2019
Deferred revenue	$173,929	$209,596	$(199,673)	$183,852

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of October 30, 2020, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$281,346	$159,004	$82,343	$30,638	$9,361
Performance obligation - backlog	13,789	4,783	4,693	3,364	949
Total	$295,135	$163,787	$87,036	$34,002	$10,310

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended October 30, 2020 and November 1, 2019 are as follows (in thousands):

	As of January 31, 2020	Amount capitalized	Amount recognized	As of October 30, 2020
Deferred commissions	$62,785	$11,369	$(16,040)	$58,114
Deferred fulfillment costs	11,366	4,163	(4,312)	11,217

	As of February 1, 2019	Amount capitalized	Amount recognized	As of November 1, 2019
Deferred commissions	$62,895	$11,113	$(13,823)	$60,185
Deferred fulfillment costs	10,973	4,520	(4,115)	11,378

As referenced in the Annual Report, deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which historically had been estimated to be seven years. During the third quarter of fiscal 2020, the Company determined a change in the estimated life of the customer relationship to be six years. The net impact of this change was an increase in operating loss for the nine months ended October 30, 2020 of $3.0 million on a pre-tax basis, or $0.03 on a per share basis. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and nine months ended October 30, 2020 or November 1, 2019.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill increased $8.8 million for the nine months ended October 30, 2020, as compared to January 31, 2020, as a result of the acquisition of Delve. Accordingly, goodwill totaled $425.3 million as of October 30, 2020 and $416.5 million as of January 31, 2020.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2021 by performing a quantitative assessment of goodwill at the reporting unit level, as well as related to the Company's indefinite-lived intangible asset. In performing this quantitative assessment of goodwill, the Company used a market approach (comparable market prices) to determine the fair value of the reporting unit and compared the fair value to its carrying value. The assumptions used in the valuation are consistent with those which the Company believes hypothetical market participants would use.
In performing the quantitative assessment of the indefinite-lived intangible asset, the Company determined the fair value using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the indefinite-lived intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
impairment assessment date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on the Company’s weighted average cost of capital and the growth of the earnings associated with the indefinite-lived intangible asset.
Based on the results of the annual impairment test, the Company determined that the derived fair values of the Secureworks' reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicates no impairment as of October 30, 2020.
Intangible Assets
The Company's intangible assets as of October 30, 2020 and January 31, 2020 were as follows (in thousands):

	October 30, 2020			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$189,518	$(101,817)	$87,701	$189,518	$(91,246)	$98,272
Technology	143,572	(96,463)	47,109	137,371	(85,709)	51,662
Finite-lived intangible assets	333,090	(198,280)	134,810	326,889	(176,955)	149,934
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$363,208	$(198,280)	$164,928	$357,007	$(176,955)	$180,052

Amortization expense related to finite-lived intangible assets was approximately $7.2 million and $21.3 million for the three and nine months ended October 30, 2020, respectively, and $7.1 million and $21.1 million for the three and nine months ended November 1, 2019, respectively. Amortization expenses are included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended October 30, 2020 or November 1, 2019.
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
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of October 30, 2020 or January 31, 2020.
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
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of October 30, 2020, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three and nine months ended October 30, 2020 and November 1, 2019, the Company had no customer that represented 10% or more of its net revenue.
NOTE 8 — LEASES
The Company recorded operating lease costs for facilities of approximately $1.5 million and $4.6 million for the three and nine months ended October 30, 2020, respectively, and $1.5 million and $5.5 million for the three and nine months ended November 1, 2019, respectively. Operating lease costs include expenses in connection with variable lease costs of $0.2 million and $0.5 million for the three and nine months ended October 30, 2020, respectively, and $0.5 million and $1.2 million for the three and nine months ended November 1, 2019, respectively, which primarily consisted of utilities and common area charges.

For the three and nine months ended October 30, 2020, the Company recorded operating lease costs for equipment leases of approximately $0.1 million and $1.2 million, respectively, and $0.2 million and $0.9 million for the three and nine months ended November 1, 2019, respectively. For the three and nine months ended October 30, 2020, equipment lease costs included short-term lease costs of $0.1 million and $1.0 million, respectively, and $0.3 million and $0.9 million for the three and nine months ended November 1, 2019, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $3.3 million for the three and nine months ended October 30, 2020, respectively, and $1.8 million and $5.2 million for the three and nine months ended November 1, 2019, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

October 30, 2020
Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	5.32%
The following table summarizes the maturity of the Company's operating lease liabilities as of October 30, 2020 (in thousands):

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fiscal Years Ending	October 30, 2020
2021	$1,863
2022	6,890
2023	6,360
2024	6,019
2025	5,213
Thereafter	8,722
Total operating lease payments	$35,067
Less imputed interest	(4,580)
Total operating lease liabilities	$30,487
The Company's leases have remaining lease terms of 1 month to 6.2 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
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
NOTE 10 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
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
Under the 2016 Plan, the Company granted 345,694 and 2,819,351 restricted stock units during the three and nine months ended October 30, 2020, respectively, and 171,100 and 1,444,104 restricted stock units during the three and nine months ended November 1, 2019, respectively. The Company granted no restricted stock awards during the three months ended October 30, 2020 and November 1, 2019, and 454,546 and 175,000 restricted stock awards during the nine months ended October 30, 2020 and November 1, 2019, respectively. The annual restricted stock unit and restricted stock awards granted during both such periods vest over a three-year period. Approximately 15% and 50% of such awards granted during the nine months ended October 30, 2020 and November 1, 2019, respectively, are subject to performance conditions. As of October 30, 2020, all performance awards granted during fiscal 2021 have been valued and are considered outstanding for accounting purposes.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The employees who receive these cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to fiscal 2021 are subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three and nine months ended October 30, 2020 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted cash awards of $0.5 million and $8.6 million during the three and nine months ended October 30, 2020, respectively, and $0.3 million and $7.2 million during the three and nine months ended November 1, 2019, respectively. The Company recognized $1.9 million and $5.1 million of related compensation expense for the three and nine months ended October 30, 2020, respectively, and $2.0 million and $5.8 million for the three and nine months ended November 1, 2019, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — INCOME AND OTHER TAXES
The Company's effective income tax rate for the three and nine months ended October 30, 2020 and November 1, 2019 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019

Loss before income taxes	$(4,977)	$(11,392)	$(17,680)	$(38,692)
Income tax benefit	$(1,369)	$(3,484)	$(5,309)	$(12,254)
Effective tax rate	27.5%	30.6%	30.0%	31.7%

The Company's effective tax benefit rate was 27.5% and 30.0% for the three and nine months ended October 30, 2020, respectively, and 30.6% and 31.7% for the three and nine months ended November 1, 2019, respectively. The changes in the Company's effective income tax rate between the periods were primarily attributable to both the improvement in loss before income taxes for the three months ended October 30, 2020 and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.3 million and $0.8 million for the three and nine months ended October 30, 2020, respectively, and $0.5 million and $2.6 million for the three and nine months ended November 1, 2019, respectively. The changes related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the fair value on the grant date for the three and nine months ended October 30, 2020 and higher than the fair value on the grant date for the three and nine months ended November 1, 2019. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a higher actual tax deduction for the three and nine months ended October 30, 2020 and a higher actual tax deduction for the three and nine months ended November 1, 2019 than the amounts deducted for financial reporting purposes.
As of each of October 30, 2020 and January 31, 2020, the Company had $4.6 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 1, 2019. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of October 30, 2020 and January 31, 2020. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended October 30, 2020 would have been $17.7 million, $3.7 million and $14.0 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of October 30, 2020 and January 31, 2020, the Company had $8.8 million and $10.0 million, respectively, of a net operating loss tax receivable from Dell. The Company had $6.4 million and $6.6 million of unrecognized tax benefits as of October 30, 2020 and January 31, 2020, respectively.
During the nine months ended October 30, 2020, the Internal Revenue Service started an examination of the Company's federal income tax returns for fiscal years 2015 through 2019. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that it has valid positions supporting its tax returns and that it has provided adequate reserves related to matters contained in tax periods open to examination.
NOTE 12 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $1.0 million and $3.0 million for the three and nine months ended October 30, 2020, respectively, and $3.5 million and $7.6 million for the three and nine months ended November 1, 2019, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

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
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.1 million and $0.6 million for the three and nine months ended October 30, 2020, respectively, and $0.2 million and $2.8 million for the three and nine months ended November 1, 2019, respectively.
EMC, a company that provides enterprise software and storage, maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.4 million and $1.8 million for the three and nine months ended October 30, 2020, respectively, and $0.9 million and $2.7 million for the three and nine months ended November 1, 2019, respectively. The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million and $0.3 million for the three and nine months ended October 30, 2020, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $1.3 million and $4.4 million for the three and nine months ended October 30, 2020, respectively, and $0.5 million for the three and nine months ended November 1, 2019
The Company recognizes revenue related to solutions provided to subsidiaries of Dell, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc. The Company recognized no revenue related to agreements with the stated related parties for the three and nine months ended October 30, 2020, respectively, and $11 thousand and $49 thousand for the three and nine months ended November 1, 2019, respectively. The Company made no purchases for the three months ended October 30, 2020 and $0.1 million for the nine months ended October 30, 2020, and $30 thousand and $0.1 million for the three and nine months ended November 1, 2019, respectively, from the stated related parties.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies and Dell Inc. and Silver Lake Partners III, L.P. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation, as well as Silver Lake Partners III, L.P., totaled $23 thousand and $0.2 million for the three and nine months ended October 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended November 1, 2019, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.2 million and $44.0 million for the three and nine months ended October 30, 2020, respectively, and $13.6 million and $43.9 million for the three and nine months ended November 1, 2019, respectively. In addition, as of October 30, 2020, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company at pricing that is intended to approximate arm's-length pricing. Such revenues totaled approximately $4.3 million and $14.9 million for the three and nine months ended October 30, 2020, respectively, and $10.6 million and $19.4 million for the three and nine months ended November 1, 2019, respectively.
The Company settles in cash its related party balances with Dell on a quarterly basis. As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of October 30, 2020 and January 31, 2020 (in thousands).

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	October 30, 2020	January 31, 2020
Net intercompany payable (included in "Accrued and other current liabilities")	$8,481	$3,209

Accounts receivable from customers under reseller agreements with Dell (included in "Accounts receivable, net")	$13,774	$13,674

Net operating loss tax sharing receivable under agreement with Dell (included in "Other current assets" at October 30, 2020 and January 31, 2020)	$8,764	$10,040
NOTE 13 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of October 30, 2020 and January 31, 2020 were as follows (in thousands):

	October 30, 2020	January 31, 2020
	Level 1	Level 1
Cash equivalents - Money Market Funds	$70,838	$100,476
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
From April 2009 to October 30, 2020, the number of events processed by our technology platform increased from five billion to as many as 350 billion events per day. This significant growth has required continual investment in our business. We believe these investments are critical to our success, although they may continue to impact our near-term profitability.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third     quarter of fiscal 2021, approximately 76% of our revenue was derived from subscription-based solutions, attributable to managed security contracts, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
Acquisition of Delve Laboratories
We seek to make strategic acquisitions of other companies to supplement our internal growth. On September 21, 2020, we acquired all of the outstanding shares of Delve Laboratories, Inc. (“Delve”) for $15.1 million, net of cash acquired. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve’s SaaS solution is powered by artificial intelligence and machine learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. We plan to integrate the vulnerability discovery and prioritization technology into new offerings within our cloud-based portfolio, including our Red Cloak Platform and TDR application, expanding visibility and insights for users.
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources during the three and nine ended October 30, 2020. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact on our results in future periods. Although we are unable to predict the extent and severity of all impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition.
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
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the quarterly periods then ended:

	October 30, 2020	November 1, 2019
Subscription customer base	3,900	4,100
Total customer base	5,200	5,000
Monthly recurring revenue (in millions)	$36.9	$36.9
Annual recurring revenue (in millions)	$442.7	$442.8
Average subscription revenue per customer (in thousands)	$113.2	$107.8
Net revenue retention rate	95%	99%
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

Average Subscription Revenue Per Customer. The increase in our average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Additionally, our customer composition of both enterprise and SMB companies provides us with an opportunity to expand our professional services revenue. For each of the nine months ended October 30, 2020 and November 1, 2019, approximately 66% and 68%, respectively, of our professional services customers subscribed to our managed security solutions.

Net Revenue Retention Rate. Our net revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our net revenue retention rate for any period, we compare the monthly recurring revenue excluding operational backlog of our subscription-based customer base at the beginning of the fiscal year, which we call our base recurring revenue, to the monthly recurring revenue excluding operational backlog from that same cohort of customers at the end of the period, which we call our retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our net revenue retention rates may decline or increase from period to period as a result of several factors, including the timing of solution installations and customer renewal rates.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and the Delve Acquisition in fiscal 2021, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with these transactions.
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

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in thousands)		(in thousands)
GAAP and non-GAAP revenue	$141,641	$141,332	$421,298	$410,779

GAAP gross margin	$82,028	$79,764	$238,876	$222,775
Amortization of intangibles	3,646	3,559	10,754	10,529
Stock-based compensation expense	255	353	1,008	1,009
Non-GAAP gross margin	$85,929	$83,676	$250,638	$234,313

GAAP research and development expenses	$27,608	$24,095	$75,790	$71,600
Stock-based compensation expense	(793)	(996)	(3,181)	(3,157)
Non-GAAP research and development expenses	$26,815	$23,099	$72,609	$68,443

GAAP sales and marketing expenses	$34,810	$40,726	$107,886	$116,966
Stock-based compensation expense	(1,072)	(691)	(2,695)	(2,389)
Non-GAAP sales and marketing expenses	$33,738	$40,035	$105,191	$114,577

GAAP general and administrative expenses	$24,508	$25,078	$73,824	$73,862
Amortization of intangibles	(3,524)	(3,524)	(10,571)	(10,571)
Stock-based compensation expense	(3,961)	(3,052)	(10,791)	(9,062)
Non-GAAP general and administrative expenses	$17,023	$18,502	$52,462	$54,229

GAAP operating loss	$(4,898)	$(10,135)	$(18,624)	$(39,653)
Amortization of intangibles	7,170	7,083	21,325	21,100
Stock-based compensation expense	6,081	5,092	17,675	15,617
Non-GAAP operating income (loss)	$8,353	$2,040	$20,376	$(2,936)

GAAP net loss	$(3,608)	$(7,908)	$(12,371)	$(26,438)
Amortization of intangibles	7,170	7,083	21,325	21,100
Stock-based compensation expense	6,081	5,092	17,675	15,617
Aggregate adjustment for income taxes	(2,917)	(3,438)	(8,998)	(11,997)
Non-GAAP net income (loss)	$6,726	$829	$17,631	$(1,718)

GAAP loss per share	$(0.04)	$(0.10)	$(0.15)	$(0.33)
Amortization of intangibles	0.09	0.09	0.26	0.26
Stock-based compensation expense	0.08	0.06	0.22	0.19
Aggregate adjustment for income taxes	(0.04)	(0.04)	(0.11)	(0.15)
Non-GAAP earnings (loss) per share *	$0.08	$0.01	$0.22	$(0.02)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(3,608)	$(7,908)	$(12,371)	$(26,438)
Interest and other, net	79	1,257	(944)	(961)
Income tax benefit	(1,369)	(3,484)	(5,309)	(12,254)
Depreciation and amortization	10,106	10,869	30,978	32,017
Stock-based compensation expense	6,081	5,092	17,675	15,617
Adjusted EBITDA	$11,289	$5,826	$30,029	$7,981

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, no shares of our outstanding Class A common stock and all shares of our outstanding Class B common stock, which as of October 30, 2020 represented approximately 85.1% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 12—Related Party Transactions" in our condensed consolidated financial statements included in this report.
During the periods presented in the condensed consolidated financial statements included in this report, Secureworks did not file separate federal tax returns because Secureworks was generally included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see "Notes to Condensed Consolidated Financial Statements —Note 11—Income and Other Taxes" in our condensed consolidated financial statements included in this report.
Additionally, we participate in various commercial arrangements with Dell under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015 we entered into agreements with Dell that govern these commercial arrangements. These agreements generally were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose to or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see "Notes to Condensed Consolidated Financial Statements—Note 12—Related Party Transactions" in our condensed consolidated financial statements included in this report.
Components of Results of Operations
Revenue
We sell managed security solutions and threat intelligence solutions on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our managed security subscription contracts typically range from one to three years and, as of October 30, 2020, averaged two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time-and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2021, approximately 76% of our revenue was derived from subscription-based arrangements, attributable to managed security solutions, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 31% of our total net revenue in the third quarter of fiscal 2021 and 25% of our total net revenue in the third quarter of fiscal 2020. Although our international customers are located primarily in the United Kingdom, Japan, and Canada, we provided managed security solutions to customers across 57 countries as of October 30, 2020.
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
Income Tax Benefit
Our effective tax benefit rate was 27.5% and 30.0% for the three and nine months ended October 30, 2020, respectively, and 30.6% and 31.7% for the three and nine months ended November 1, 2019, respectively. The change in the Company's effective income tax rate between the periods was primarily attributable to both the improvement of loss before income taxes and the impact of discrete adjustments related to stock-based compensation expense of approximately $0.3 million and $0.8 million for the three and nine months ended October 30, 2020, respectively, and $0.5 million and $2.6 million for the three and nine months ended November 1, 2019, respectively.

Results of Operations

The following tables summarize our key performance indicators for the three and nine months ended October 30, 2020 and November 1, 2019.

	Three Months Ended
	October 30, 2020			November 1, 2019
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$141,641	100.0%	0.2%	$141,332	100.0%
Cost of revenue	$59,613	42.1%	(3.2)%	$61,568	43.6%
Total gross margin	$82,028	57.9%	2.8%	$79,764	56.4%
Operating expenses	$86,926	61.4%	(3.3)%	$89,899	63.6%
Operating loss	$(4,898)	(3.5)%	(51.7)%	$(10,135)	(7.2)%
Net loss	$(3,608)	(2.5)%	(54.4)%	$(7,908)	(5.6)%

Other Financial Information (1)
Non-GAAP net revenue	$141,641	100.0%	0.2%	$141,332	100.0%
Non-GAAP cost of revenue	$55,712	39.3%	(3.4)%	$57,656	40.8%
Non-GAAP gross margin	$85,929	60.7%	2.7%	$83,676	59.2%
Non-GAAP operating expenses	$77,576	54.8%	(5.0)%	$81,636	57.8%
Non-GAAP operating income	$8,353	5.9%	309.5%	$2,040	1.4%
Non-GAAP net income	$6,726	4.7%	711.3%	$829	0.6%
Adjusted EBITDA	$11,289	8.0%	93.8%	$5,826	4.1%

	Nine Months Ended
	October 30, 2020			November 1, 2019
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$421,298	100.0%	2.6%	$410,779	100.0%
Cost of revenue	$182,422	43.3%	(3.0)%	$188,004	45.8%
Total gross margin	$238,876	56.7%	7.2%	$222,775	54.2%
Operating expenses	$257,500	61.1%	(1.9)%	$262,428	63.9%
Operating loss	$(18,624)	(4.4)%	(53.0)%	$(39,653)	(9.7)%
Net loss	$(12,371)	(2.9)%	(53.2)%	$(26,438)	(6.4)%

Other Financial Information (1)
Non-GAAP net revenue	$421,298	100.0%	2.6%	$410,779	100.0%
Non-GAAP cost of revenue	$170,660	40.5%	(3.3)%	$176,466	43.0%
Non-GAAP gross margin	$250,638	59.5%	7.0%	$234,313	57.0%
Non-GAAP operating expenses	$230,262	54.7%	(2.9)%	$237,249	57.8%
Non-GAAP operating income (loss)	$20,376	4.8%	(794.0)%	$(2,936)	(0.7)%
Non-GAAP net income (loss)	$17,631	4.2%	(1126.3)%	$(1,718)	(0.4)%
Adjusted EBITDA	$30,029	7.1%	276.3%	$7,981	1.9%
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

Three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019
Revenue
Net revenue, which we refer to as revenue, increased $0.3 million, or 0.2%, and $10.5 million, or 2.6%, for the three and nine months ended October 30, 2020, respectively. The revenue increase resulted primarily from revenue generated by our subscription-based solutions, which represented approximately 76.4% and 76.2% of total revenue for the three and nine months ended October 30, 2020. Our existing customers continued to increase their contracted subscriptions for our solutions, with average revenue per customer increasing 5% year over year.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $4.3 million and $14.9 million for the three and nine months ended October 30, 2020, respectively, and $10.6 million and $19.4 million for the three and nine months ended November 1, 2019, respectively. For more information regarding these commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 12—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended October 30, 2020, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $43.2 million, or 23.3%, from the three months ended November 1, 2019. Currently, our international customers are primarily located in the United Kingdom, Japan, and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. Our total gross margin increased $2.3 million, or 2.8%, and $16.1 million, or 7.2%, for the three and nine months ended October 30, 2020, respectively. As a percentage of revenue, our gross margin increased 150 basis points to 57.9% and 250 basis points to 56.7% for the three and nine months ended October 30, 2020, respectively.
On a non-GAAP basis, excluding amortization of intangible assets and stock-based compensation expense, gross margin increased $2.3 million, or 2.7%, and $16.3 million, or 7.0%, for the three and nine months ended October 30, 2020, respectively. As a percentage of revenue, our non-GAAP gross margin increased 150 basis points to 60.7% and 250 basis points to 59.5% for three and nine months ended October 30, 2020, respectively.
The increases in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three and nine months ended October 30, 2020 was primarily attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies, and a decrease in travel-related costs, which we attribute to the COVID-19 pandemic.
Operating Expenses
The following table presents information regarding our operating expenses during the three and nine months ended October 30, 2020 and November 1, 2019.

	Three Months Ended
	October 30, 2020			November 1, 2019
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$27,608	19.5%	14.6%	$24,095	17.0%
Sales and marketing	34,810	24.6%	(14.5)%	40,726	28.8%
General and administrative	24,508	17.3%	(2.3)%	25,078	17.7%
Total operating expenses	$86,926	61.4%	(3.3)%	$89,899	63.6%

Other Financial Information
Non-GAAP research and development	$26,815	18.9%	16.1%	$23,099	16.3%
Non-GAAP sales and marketing	33,738	23.8%	(15.7)%	40,035	28.3%
Non-GAAP general and administrative	17,023	12.0%	(8.0)%	18,502	13.1%
Non-GAAP operating expenses (1)	$77,576	54.8%	(5.0)%	$81,636	57.8%

	Nine Months Ended
	October 30, 2020			November 1, 2019
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$75,790	18.0%	5.9%	$71,600	17.4%
Sales and marketing	107,886	25.6%	(7.8)%	116,966	28.5%
General and administrative	73,824	17.5%	(0.1)%	73,862	18.0%
Total operating expenses	$257,500	61.1%	(1.9)%	$262,428	63.9%

Other Financial Information
Non-GAAP research and development	$72,609	17.2%	6.1%	$68,443	16.7%
Non-GAAP sales and marketing	105,191	25.0%	(8.2)%	114,577	27.9%
Non-GAAP general and administrative	52,462	12.5%	(3.3)%	54,229	13.2%
Non-GAAP operating expenses (1)	$230,262	54.7%	(2.9)%	$237,249	57.8%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. For the three months ended October 30, 2020, R&D expenses increased $3.5 million, or 14.6%. As a percentage of revenue, R&D expenses increased 250 basis points to 19.5%. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 260 basis points to 18.9%. The increase in R&D expenses was primarily attributable to an increase in compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our solutions, including our new security analytics platform and software applications.
For the nine months ended October 30, 2020, R&D expenses increased $4.2 million, or 5.9%. As a percentage of revenue, R&D expenses increased 60 basis points to 18.0%. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 50 basis points to 17.2%. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our solutions, including our new security analytics platform and software applications.
Sales and Marketing Expenses. For the three months ended October 30, 2020, S&M expenses decreased $5.9 million, or 14.5%. As a percentage of revenue, S&M expenses decreased 420 basis points to 24.6%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 450 basis points to 23.8%. The decrease in S&M expenses was primarily attributable to lower travel-related costs associated with increased remote activities as a result of COVID-19 and a reduction of sales cost associated with our Safeguard offerings in partnership with Dell.
For the nine months ended October 30, 2020, S&M expenses decreased $9.1 million, or 7.8%. As a percentage of revenue, S&M expenses decreased 290 basis points to 25.6%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 290 basis points to 25.0%. The decrease in S&M expenses was primarily attributable to lower travel-related costs associated with increased remote activities as a result of COVID-19 and a reduction of sales cost associated with our Safeguard offerings in partnership with Dell.
General and Administrative Expenses. For the three months ended October 30, 2020, G&A expenses decreased $0.6 million, or 2.3%. As a percentage of revenue, G&A expenses decreased 40 basis points to 17.3% . On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 110 basis points to 12.0%. The decrease in G&A expenses was primarily attributable to lower employee and travel-related costs.
For the nine months ended October 30, 2020, G&A expenses decreased $38.0 thousand, or 0.1%. As a percentage of revenue, G&A expenses decreased 50 basis points to 17.5%. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 70 basis points to 12.5%. The decrease in G&A expenses was primarily attributable to lower employee and facilities-related costs, which was offset by professional services and consulting related costs incurred in fiscal 2021.

Operating Income (Loss)
Our operating loss for the three months ended October 30, 2020 and November 1, 2019 was $(4.9) million and $(10.1) million, respectively. As a percentage of revenue, our operating loss was (3.5)% and (7.2)% for the three months ended October 30, 2020 and November 1, 2019, respectively. The decrease in our operating loss was primarily due to increased gross margin and lower operating expenses as previously described.
Our operating loss for the nine months ended October 30, 2020 and November 1, 2019 was $(18.6) million and $(39.7) million, respectively. As a percentage of revenue, our operating loss was (4.4)% and (9.7)% for the nine months ended October 30, 2020 and November 1, 2019, respectively. The decrease in our operating loss was primarily due to increased gross margin as previously described.
Operating income on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $8.4 million and $20.4 million for the three and nine months ended October 30, 2020, respectively, compared to non-GAAP operating income of $2.0 million and a non-GAAP operating loss of $(2.9) million for the three and nine months ended November 1, 2019, respectively.
Interest and Other, Net
Our interest and other, net was $(0.1) million and $0.9 million for the three and nine months ended October 30, 2020, respectively, compared with $(1.3) million and $1.0 million for the three and nine months ended November 1, 2019, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $1.4 million, or 27.5%, and $5.3 million, or 30.0%, of our pre-tax loss during the three and nine months ended October 30, 2020, respectively, and $3.5 million, or 30.6%, and $12.3 million, or 31.7%, of our pre-tax loss during the three and nine months ended November 1, 2019, respectively. The changes in the effective tax benefit rate were primarily attributable to both the improvement of loss before income taxes and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.3 million and $0.8 million for the three and nine months ended October 30, 2020, respectively, and $0.5 million and $2.6 million for the three and nine months ended November 1, 2019, respectively.
Net Income (Loss)
Our net loss of $(3.6) million decreased $4.3 million, or 54.4%, for the three months ended October 30, 2020. For the nine months ended October 30, 2020, our net loss of $(12.4) million decreased $14.1 million, or 53.2%. Net income on a non-GAAP basis for the three months ended October 30, 2020 was $6.7 million compared to non-GAAP net income of $0.8 million for the three months ended November 1, 2019, and $17.6 million for the nine months ended October 30, 2020 compared to a non-GAAP loss of $(1.7) million for the nine months ended November 1, 2019. The changes on both a GAAP and non-GAAP basis were attributable to our improved operating results offset in part by the lower income tax benefit recognized in the current period.
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

Selected Measures of Liquidity and Capital Resources
As of October 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents and accounts receivable.
Selected measures of our liquidity and capital resources are as follows:

	October 30, 2020	January 31, 2020
	(in thousands)

Cash and cash equivalents	$188,048	$181,838
Accounts receivable, net	$107,907	$111,798

We invoice our customers based on a variety of billing schedules. During the nine months ended October 30, 2020, on average, approximately 57% of our recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis in advance. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of October 30, 2020 reflected increased collection activity. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of October 30, 2020 and January 31, 2020, the allowance for doubtful accounts was $5.3 million and $5.1 million, respectively. Based upon our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of October 30, 2020 or January 31, 2020. The facility has a maturity date of March 26, 2021 and interest on borrowings accrues at the applicable London Interbank Offered Rate plus 1.30%.
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
Cash Flows
The following table presents information concerning our cash flows for the nine months ended October 30, 2020 and November 1, 2019.

	Nine Months Ended
	October 30, 2020	November 1, 2019
	(in thousands)
Net change in cash from:
Operating activities	$28,434	$35,852
Investing activities	(17,262)	(12,082)
Financing activities	(4,962)	(14,574)
Change in cash and cash equivalents	$6,210	$9,196

Operating Activities — Cash provided by operating activities totaled $28.4 million and $35.9 million for the nine months ended October 30, 2020 and November 1, 2019, respectively. The decrease in cash provided by operating activities is primarily driven by the establishment of consistent customer collection rates year over year and a decline in deferred revenue. Both items were partially offset by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.

Investing Activities — Cash used in investing activities totaled $17.3 million and $12.1 million for the nine months ended October 30, 2020 and November 1, 2019, respectively. The use of cash flows for the nine months ended October 30, 2020 reflected our acquisition of Delve for $15.1 million, net of cash acquired, and capital expenditures of $2.2 million. The use of cash flows for the nine months ended November 1, 2019 consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure as well as certain capitalized costs related to the development of our new security software application.
Financing Activities — Cash used in financing activities totaled $5.0 million and $14.6 million for the nine months ended October 30, 2020 and November 1, 2019, respectively. The use of cash flows for the nine months ended October 30, 2020 reflected employee tax withholding payments paid by us of $5.0 million on restricted stock awards. The use of cash flows for the nine months ended November 1, 2019 reflected employee tax withholding payments of $8.2 million paid by us on employee restricted stock awards and our repurchase of $6.4 million of our Class A common stock pursuant to our stock repurchase program, which expired by its terms on May 1, 2020.
Off-Balance Sheet Arrangements
As of October 30, 2020, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation "in our condensed consolidated financial statements included in this report, we have adopted the new accounting guidance set forth in ASC 350, ASC 326, and ASC 848. Additionally, management assessed the critical accounting policies as disclosed in our Annual Report and incorporated the Company's method of accounting with respect to business combinations as a result of our acquisition of Delve during the three months ended October 30, 2020, as described in "Notes to Condensed Consolidated Financial Statements—Note 2—Business Combinations " in our condensed consolidated financial statements included in this report.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2020. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of October 30, 2020.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.2	Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.3	Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.4	Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
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

Date: December 3, 2020