Form 10-K
period 2021-01-29
SecureWorks Corp
filed 2021-03-25
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 29, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $123.1 million (based on the closing price of $11.96 per share of Class A common stock reported on the Nasdaq Global Select Market on that date).
As of March 23, 2021, there were 83,029,259 shares of the registrant’s common stock outstanding, consisting of 13,029,259 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2021. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “would,” “could,” “potentially,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions that convey uncertainty regarding future events or outcomes as they relate to us or our management are intended to identify forward-looking statements. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I – Item 1A – Risk Factors” and in our other periodic and current reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Except where the context otherwise requires or where otherwise indicated, all references in this report to “Secureworks,” “we.” “us,” “our” and “our company” refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, and all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2021 fiscal year ended on January 29, 2021, our 2020 fiscal year ended on January 31, 2020, and our 2019 fiscal year ended on February 1, 2019.

Part I

Item 1. Business
Overview
We are a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting our customers by outpacing and outmaneuvering threat actors.
Our vision is to be the essential cybersecurity company for a digitally connected world by providing the software platform of choice to deliver our holistic approach to security at scale for our customers. We combine considerable experience from securing thousands of customers, deep and machine-learning capabilities in our software platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
Through our vendor-inclusive approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our customers to address specific security issues and provide solutions to close the gaps in their defenses. We seek to provide the right level of security for each customer's unique situation, which evolves as their organization grows and changes over time.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We have pioneered an integrated approach that delivers a broad portfolio of security solutions to organizations of varying size and complexity. Our flexible and scalable solutions support the evolving needs of the largest, most sophisticated enterprises, as well as small and medium-sized businesses and U.S. state and local government agencies with limited in-house capabilities and resources.
We offer our customers:
•software-as-a-service, or SaaS, solutions,
•managed security services, and
•professional services, including incident response services and security risk consulting.
Our solutions leverage the proprietary technologies, software security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 22 years. As key elements of our strategy, we seek to:
•be the cloud-native security analytics software platform of choice,
•broaden our reach with security service providers to deliver our security analytics software platform globally, and
•empower the global security community to beat the adversary at scale.

Our Competitive Strengths
We believe that the following key competitive advantages will allow us to maintain and extend our leadership position in providing technology-driven security solutions:
A Leader in Technology-Driven Security Solutions. We are a global leader in providing technology-driven security solutions and believe we have become a mission-critical vendor to many of the large enterprises, small and medium-sized businesses and U.S. state and local government agencies we serve. We believe our position as a technology and market leader enhances our brand and positions our offerings as a preferred solution.
Purpose-Built, Proprietary Technology. At the core of our solutions are the proprietary TaegisTM software platform and Counter Threat PlatformTM that collect, aggregate, correlate and analyze billions of daily events and data points and generate enriched security intelligence on threat actor groups and global threat indicators.
Scalable Software Platforms with Powerful Network Effects. Our multi-tenant software platforms provide rapid threat detection and response. As our customer base increases, our software platforms are able to analyze more events, and the intelligence derived from these additional events makes the software platforms more effective. This in turn drives broader customer adoption and enhances the value of the solutions to both new and existing customers.
Threat Intelligence. Our proprietary and purpose-built technology uses analytical models and sophisticated algorithms to generate threat intelligence. This intelligence is augmented by our Counter Threat UnitTM research team, which conducts research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Applying this intelligence across our solutions portfolio provides customers with deeper insights and enriched context regarding tactics, techniques and procedures employed by those threat actors.
Global Customer Base. We have a global customer base providing visibility into the cyber threat landscape through 5,200 customers across 57 countries. We are able to gain near real-time insights that enable us to identify, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or related to a particular industry and proactively leverage this threat intelligence to protect our customers against these threats.
Integrated, Vendor-Inclusive Approach. Our solutions collect and process vast amounts of data across multiple stages of the threat lifecycle by integrating a wide array of proprietary and third-party security products. This vendor-inclusive approach allows us to aggregate events from a wide range of endpoint, network, cloud and business systems to enhance our understanding of customers’ networks and increase the effectiveness of our solutions.
Specialist Focus and Expertise. We have built our company, technology and culture with a singular focus on protecting our customers by delivering technology-driven security solutions. We believe this continued focus reinforces our differentiation from other information security vendors, including network providers, IT security product companies, and local and regional information security solutions providers.
Strong Team Culture. At our company, the fight against sophisticated and malicious cybersecurity threats is a personal one, and we take great pride in helping our customers protect their critical business data and processes. We dedicate significant resources to ensure that our culture and brand reflect our singular focus on protecting our customers.
Our Growth Strategy
Our strategy is to be the essential cybersecurity company for a digitally connected world. To pursue our strategy, we seek to:
Broaden our portfolio to include software-as-a-service solutions. In fiscal 2020, we launched our first SaaS application, now called Taegis Extended Detection and ResponseTM. There is a managed version of this called Managed Detection and ResponseTM which allows Secureworks or our partners to manage the application for customers. We expanded our SaaS portfolio in fiscal 2021 by launching our second application, TaegisTM Vulnerability Detection and Response, upon our acquisition of Delve Laboratories Inc. We intend to expand our Taegis portfolio with additional internally developed or acquired SaaS solutions.
Extend our technology leadership. We intend to enhance our leading technology-driven integrated suite of solutions by adding complementary solutions that strengthen the security posture of our customers. We intend to meet this goal by continuing to invest in research and development, increasing our global threat research capabilities and hiring personnel with extensive cybersecurity expertise.
Expand and diversify our customer base. We intend to continue to expand and diversify our customer base, both domestically and internationally, by investing in our demand generation and marketing capabilities, investing in direct and channel sales activities, further developing our strategic and distribution relationships, expanding our alliance partnerships with key technology providers, and pursuing opportunities across a broad range of industries. We also intend to continue increasing our geographic footprint to further enhance our deep insight into the global threat landscape and our ability to deliver comprehensive threat intelligence to our customers.
Deepen our existing customer relationships. We provide scalable Software-as-a-Service and intend to continue leveraging the strong customer relationships and high customer satisfaction from across our customer base to sell additional solutions to existing customers. We will continue to invest in our account management, marketing initiatives and customer success programs in seeking to achieve high customer renewal rates, help customers realize greater value from their existing solutions and encourage them to expand their use of our solutions over time.
Attract and retain top talent. Our technology leadership, brand, exclusive focus on information security, customer-first culture and robust training and development program have enabled us to attract and retain highly skilled professionals with a passion for building a career in the information security industry. We will continue to invest in attracting and retaining top talent to support and enhance our information security offerings.
Our Technology
Our technology-driven security solutions offer an innovative approach to prevent, detect and respond to cybersecurity breaches. Our Taegis software platform and our Counter Threat Platform collect, aggregate, correlate and analyze billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis SaaS applications and Counter Threat managed security services, which are both sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
We leverage threat intelligence, gained over 22 years of processing and handling events, to provide insight into how attacks are initiated and spread across our customers’ networks. The Taegis software platform and Counter Threat Platform also apply security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging threat actors and new attack tactics and develops countermeasures to enable customers to prevent and detect potential compromises. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables us to proactively alert customers, apply protections and respond quickly with appropriate context. The more security events we see, the more effective our countermeasures, detections and response actions are. Our software platforms are designed to be vendor-inclusive, enabling our customers to aggregate events from a wide range of endpoint, network, cloud and business systems.
Taegis Software Platform
Our proprietary Taegis software platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS applications, which leverage workflows designed leveraging the Company’s 22 years of security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. Our SaaS applications and related solution include:
•Extended Detection and Response (XDR), our SaaS application that provides advanced security analytics combined with our security operations expertise and threat intelligence capabilities to detect and respond to attacks across endpoint, network and cloud environments.
•Managed Detection and Response (ManagedXDR), our advanced managed security solution that provides customers with threat detection, investigations and response actions within the Taegis XDR SaaS application.
•Vulnerability Detection and Response (VDR), our SaaS application that enables customers to identify and prioritize vulnerabilities with an automated, machine-learning based approach which prioritizes critical information for each vulnerability based on asset information, network telemetry, organization-specific data and external factors.
Counter Threat Platform
Our proprietary Secureworks Counter Threat Platform was built to be the foundation of our managed security services. It has a multi-tenant, distributed architecture that enables our software to run on a single platform while providing simultaneous access to multiple users. The timely analysis and routing of this security information enables our services to assess risk and report rapidly to our customers worldwide. The platform is flexible, permitting us to tailor our services to a customer’s unique environment and can be configured to identify specific security events of interest to a particular customer.

The Counter Threat Platform is supported by the following proprietary technologies:
•Counter Threat Appliance. The Counter Threat Appliance is a server that facilitates secure non-intrusive communications of security information used to provide managed security services, while our platform enriches data with our intimate knowledge of threats and customer-specific intelligence to detect security incidents. A Counter Threat Appliance may be physical or virtual, which refers to the manner by which our technology is deployed to transmit information. Physical deployment involves the provisioning of a physical Company-owned server to a customer’s site, while virtual deployment entails the use of the existing customer infrastructure and our residing and operating in a customer’s virtual environment or platform. This technology supports a wide range of security and network devices, applications and endpoints to collect information on the customer environment, perform analytics and report to our security operations centers.
•Multi-Purpose Logic Engine. Our Multi-Purpose Logic Engine is an analytics engine that leverages our broad visibility into the global threat environment and applied intelligence from the Counter Threat Unit to identify security incidents of interest. The engine intelligently analyzes billions of events into actionable information, providing valuable context to our security analysts to help inform their analysis of the security incidents and shorten the customer’s response time.
•Portal. Powered by integrated intelligence and analytics tools, the portal delivers security-related information to customer executives, managers and security professionals and provides insights that help customers make better security decisions.
Security Operations Center Automation
We have developed several technologies to automate operations to identify, diagnose and respond to security information.
•Threat Analysis Platform. We present threat information using a graphical user interface to provide a high-quality security analysis of threats targeting or occurring within a customer’s environment. Visualization enables our security analysts to detect patterns and relationships of security incidents within a customer environment and across our entire customer base. Our security analysts have access to all data collected from customer environments and human readable threat intelligence from our Counter Threat Unit to provide them with the context necessary to inform their analysis.
•Ticket Management. Our ticket management system is based on Information Technology Infrastructure Library principles and delivers security monitoring and device management solutions to customers. A sophisticated and configurable workflow provides incident, change and problem management in a leveraged-service delivery model to enable our security operations centers to handle a higher volume of work with consistent quality.
•Management and Monitoring Applications. To effectively manage and monitor all relevant infrastructure, we rely on a suite of purpose-built software applications which facilitate full lifecycle management of all software and configuration deployments and updates and monitoring of the health and availability of devices.
Other Proprietary Software Platform-Enabling Technologies
•iSensor. Many of our customers use our proprietary network intrusion detection and prevention appliance, the iSensor. The iSensor detects and blocks malicious inbound and outbound traffic by performing in-line deep packet inspection and by applying countermeasures from the Counter Threat Unit.
•Red Cloak. This Advanced Endpoint Threat Detection software allows us to apply our threat intelligence and advanced analytics to the endpoint to reduce the time required to detect a compromise and the effort required to respond. Red Cloak also allows us to develop strategic countermeasures that interdict tactics used by threat actors.
•Threat Intelligence Management System, or TIMS. TIMS collects, correlates and analyzes billions of data points to catalogue threat actors and generate threat indicators. The data points are sourced from our managed security services, malware, social media, honeypots (or traps set to detect or counteract attempts at unauthorized use of information systems), open-source intelligence, hunting and incident response engagements, strategic relationships and priority research.
•Catalog for Artifact and Signal Extraction, or CASE. CASE is a repository and a set of tools for the dynamic analysis of malware to catalogue behaviors and generate threat indicators. CASE feeds into TIMS threat indicators identified from the analysis of malware.
•Attacker Database. Our Counter Threat Unit research team maintains a patented process for generating a proprietary Attacker Database that contains machine readable threat intelligence we apply to the Taegis software platform, Counter Threat Platform, iSensorTM, Red CloakTM Advanced Endpoint Threat Detection and third-party security controls.

Our Platform and Professional Services Offerings
We offer an integrated suite of technology-driven security solutions enabled by our Taegis software platform or Counter Threat Platform and our team of highly-skilled security experts. Our customers may subscribe to our full suite of solutions or elect to subscribe to various combinations of our individual solutions.
Taegis Offerings
In fiscal 2020, we launched our first SaaS application and related solution, now called Taegis XDR and Taegis ManagedXDR. The Taegis XDR application provides advanced security analytics that is enriched and informed by Secureworks’ 22-year history understanding the evolving threat environment and by the network effect of our diverse customer base.
Extended Detection and Response. Taegis XDR collects and processes vast amounts of data from a wide range of sources, while leveraging workflows designed using the company's extensive security operations expertise and integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications in fiscal 2021 with the addition of Vulnerability Detection and ResponseTM, or VDR, upon our acquisition of Delve Laboratories Inc.
•Taegis XDR analyzes activity from endpoint, network and cloud while reducing the number of false-positive results security professionals face. It detects advanced threats by correlating information from a variety of sources and threat intelligence feeds, integrating Secureworks’ knowledge of threat actor behaviors, and applying machine-learning to provide much-needed context about the threat. Taegis XDR builds trust in security alerts and frees security teams to focus on threats that matter.
•Taegis XDR unifies security environments and analyzes all relevant signals in one place. Customers gain additional context so they can quickly and accurately judge the implications of each event.
•By enabling collaborative investigations with seamless handoffs, Taegis enables customers to quickly reach conclusions with confidence. The built-in chat feature can be used right from the user interface during an investigation to get expert help from Secureworks in real-time.
•The application allows for a quick, accurate, software-driven response that gives users the ability to automate the right action.
•Taegis XDR is a cloud-based SaaS application that is continuously updated with new features and updates pushed to the production environment on a daily basis.
•The application is designed to efficiently integrate into an organization’s current control framework.
Managed Detection and Response. The Taegis ManagedXDR solution leverages the detectors, analytics and correlation capabilities of Taegis XDR to identify advanced threats, and to expand the context for each alert. Knowledge gained from our long history of security analysis, threat research and incident response engagements informs the continuously updated threat intelligence and analytics used to recognize malicious activity. With more accurate detections and better context, customers are able to focus on the events that matter. When an event requires action, customers have the option to check analyst recommendations via an intuitive interface or collaborate directly with Secureworks analysts using the built-in chat feature. The Taegis ManagedXDR solution includes threat hunting to proactively isolate and contain threats that evade existing controls, and also incorporates incident response support to deploy quickly during a critical investigation.
Vulnerability Detection and Response. Taegis VDR follows a risk-based approach that prioritizes remediation based on the context of the customer's environment. VDR automates previous manual tasks, leverages machine-learning models, and eliminates the need for multiple software products to detect vulnerabilities across the endpoint, network and cloud.
•VDR helps organizations reduce risk by simplifying security operations with a single solution to identify and respond to vulnerabilities instead of relying on multiple technologies.
•VDR identifies those vulnerabilities that require remediation by deploying a machine-learning risk prioritization engine. The solution provides context to determine which vulnerabilities are most important to each customer. The machine-learning engine will continuously learn and improve its performance as it collects data over time, leading to a more effective and efficient vulnerability management program.
•VDR features an automated approach to vulnerability management that helps an organization’s staff focus on meaningful actions.
Taegis XDR, Taegis ManagedXDR and Taegis VDR are the first in a suite of software-driven applications and solutions that Secureworks plans to release driven by our Taegis security analytics software platform.

Counter Threat Service Offerings
We offer a broad range of managed security services via our Counter Threat Platform to our customers primarily on a subscription basis that typically ranges from one to three years, including those highlighted below.
Security Monitoring. Security appliances, systems and servers generate extensive logs, alerts and other messages which must be continuously monitored, correlated and analyzed to identify security events of concern while generating a minimal number of false-positive results. Our security monitoring service collects, correlates and analyzes logs, alerts and other messages generated by most leading security technologies and critical information assets to identify anomalies and respond to threats in near real time.
Advanced Endpoint Threat Detection. Advanced endpoint threat detection, or AETD, improves security situational awareness and visibility through continuous monitoring that utilizes proprietary endpoint intelligence. AETD is a managed security service that monitors the state of endpoints (which include Windows servers, laptops and desktops) for threat indicators, investigates events to determine their severity, accuracy and context, and quickly escalates critical events to the customer’s attention.
Firewall and Next-Generation Firewall Services. We provide an array of firewall services ranging from the collection, organization and reporting of firewall information to its full management. Our firewall management services provide policy-based control over applications, users and content, device provisioning and deployment and enable customers to respond immediately to security events.
Managed Network Intrusion Detection System, or IDS, and Intrusion Prevention System, or IPS, Services. We provide a wide range of services to enable our customers to realize the benefits from these technologies and effectively identify threats faster. Our services include security monitoring, performance and availability management, device upgrades and patch management, policy and signature management, integration of threat intelligence and use of our proprietary iSensor device.
Vulnerability Management. We perform vulnerability scans designed to alert an organization to potential exposures and vulnerabilities in its network, including internal and external scans across network devices, servers, databases and other assets in on-premises and cloud environments.
Log Retention Services. We offer comprehensive log aggregation, retention, searching and reporting to ensure the integrity of confidential data and to conduct forensic investigations. Our log retention services provide support for a wide range of sources, allowing the capture and aggregation of millions of logs generated every day by critical information assets such as servers, routers, firewalls, databases, applications and other systems of the log retention appliance.
Delivery Options for Managed Security. Our services are designed to be flexible and scalable to complement the evolving security needs of our customers.
Managed. With our managed delivery options, we assume control of a customer’s security technology so the customer can focus on running its business. Customers selecting managed delivery obtain all of the benefits of our monitored delivery option, including access to our on-demand Counter Threat Platform. In addition, our team of security analysts will monitor and manage a customer’s security technology or selected devices, proactively update that security infrastructure to protect against emerging threats, identify vulnerabilities, ensure that the devices are properly configured with our latest countermeasures, and block or respond to immediate threats in accordance with the customer’s escalation policies.
Monitored. Customers selecting our monitored services obtain access to our on-demand Counter Threat Platform through our web-based portal, plus monitoring and analysis by our security analysts of events collected from security and network devices and applications. Our monitored services enhance our customers’ security position by providing them with valuable context from our team of security analysts and comprehensive reporting. Our ability to see more security incidents across our entire customer base along with our threat intelligence acts as an early warning system, which benefits customers by proactively alerting them to potential threats, applying protections and helping them respond quickly. We believe that the more we see, the more accurate our protections are, and the more effectively we can respond.

Professional Services
In addition to Taegis SaaS applications and managed security services, we also offer a variety of professional services, which include incident response and security and risk consulting, to accelerate adoption of our software solutions. We advise customers on a broad range of security and risk-related matters through both project-based and long-term contracts in addition to our Taegis SaaS applications and managed security services.
Incident Response
In our incident response engagements, we help customers rapidly analyze, contain and remediate security breaches to minimize their duration and impact. In addition, our incident response and consulting services can increase customer awareness of and interest in our Taegis SaaS applications as we help customers develop a stronger and more comprehensive security program and posture.
Incident Management Proactive Solutions. Through our incident management proactive solutions, we prepare and train customers to respond quickly and effectively to a security incident. Our incident management risk assessment evaluates a customer’s ability to detect, resist and respond to a targeted or advanced threat and exposure to these threats, including advanced persistent threats, in order to reduce the risk of compromise. Our response plan review supports our customers in developing an effective computer security incident response plan, based on security best practices, incorporating the latest threat intelligence tailored to the customer’s specific needs.
Emergency Incident Response Solutions. We seek to ensure that organizations experience minimal economic loss and operational disruption when a security incident occurs. Our security consultants work to minimize the duration and impact of any breach through incident management, surveillance, digital forensic analysis, malware analysis and reverse engineering.
Security and Risk Consulting
We help customers improve their security posture by comprehensively assessing their security capabilities, designing and building robust security programs, preparing employees against cyber-attacks, facilitating regulatory compliance and identifying, prioritizing and resolving the vulnerabilities that pose the greatest threat.
Our team has extensive experience conducting security, compliance and risk engagements across many industries and geographic areas, and under recent regulations and industry standards that impose security mandates. Professional services offered by the team include the following:
Taegis Professional Services. Our Taegis Professional Services assist customers by providing training, onboarding and integration services to assist with the implementation and adoption of our Taegis XDR application. The services include assessing the customer's environment, performing data integration activities and application training.
Technical Testing and Assessments. Our testing and assessment solutions provide customers with thorough security and risk evaluations that address logical, physical, technical and non-technical threats in order to identify gaps that create risk, construct a stronger security posture and meet compliance mandates. Our testing and assessments solutions include application security, network security and Red Team testing, which simulates cyber-attacks using real-world tactics, techniques and procedures.
Targeted Threat Hunting. The Targeted Threat Hunting solution uses proprietary technology to search customer networks to identify the presence of security compromises and entrenched threat actors operating in a customer’s environment. The solution draws on our threat intelligence and extensive experience countering cyber adversaries.
Security Residency Solutions. Our security residency solutions provide customers with security consultants who serve as extended members of their staff either on-site or remotely to extend and heighten an organization’s security expertise and capabilities. Residency solutions are combined with managed security services in complex enterprise environments to enhance the value customers experience. We align with the customers’ internal processes, integrate our data feeds into customer applications and dashboards, and produce customized analytics and reporting. In addition, we assist customers with handling the security events identified by our managed security services.

Research and Development
We focus our research and development efforts on enhancing and adding new functionality to our Taegis software platform and purpose-built technologies that are critical enablers of our solutions and services. Our research and development organization is responsible for the design, development and testing of all aspects of our suite of security solutions. We have deep security, software and data science expertise and work closely with our product management, customer success and support teams and with customers to gain insights into future product development opportunities. We focus our research on identifying next-generation threats and adversaries and developing countermeasures, which are continuously applied to our software platforms and are used to respond to the rapidly evolving security threat landscape. In addition to improving on our features, functionality and scalability, our research and development organization works closely with our information technology team to ensure that our software platforms are available, reliable and stable. The Taegis software platform and applications follow an agile development, continuous release process with new features pushed to production environments on a daily basis, and user interface enhancements released every two weeks.
We believe that innovation and the timely development of new solutions are essential to meeting the needs of our customers and improving our competitive position. During fiscal 2021, we introduced new features in our Taegis XDR application with the addition of log retention options, proprietary search query language, and flexible reporting. Additionally, we acquired a vulnerability scanning and prioritization software application that supports our long-term strategy and enhances the capabilities of our cloud-native security analytics software platform.
We plan to continue making significant investments in our research and development effort as we evolve and extend the capabilities of our solutions portfolio.
Our Customers
As of January 29, 2021, we had approximately 5,200 customers, including 400 Taegis and 3,400 managed security subscription customers, across 57 countries. We serve customers in a broad range of industries, including the financial services, manufacturing, technology, retail, insurance, utility and healthcare sectors. No one customer represented more than 10% of our annual revenue in any of our last three fiscal years. In fiscal 2021, financial services and manufacturing customers accounted for 23.1% and 26.1%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2021 revenue.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 76% of our revenue is derived from subscription-based arrangements, attributable to Taegis SaaS applications and managed security services, while approximately 24% is derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 30%, 25% and 22% of our revenue in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 13—Selected Financial Information” in our consolidated financial statements included in this report.
Customer Success and Support
Customer success, training and support are key elements of our commitment to provide a superior customer experience and differentiated value. We have a comprehensive customer success training and support program to continuously improve the customer experience and to enhance the value that our customers derive from our solutions. We provide education, training and support on the functionality of our solutions so that our customers fully utilize the benefits. We regularly conduct customer surveys to improve and enhance both our customer relationships and solutions portfolio. We provide 24/7 application support for our Taegis XDR customers and VDR customers, as well as an integrated chat function. For our Taegis customers, we also integrate customer experience software that analyzes how customers use our applications, highlights new features available, and solicits customer feedback.

Sales and Marketing
Our sales, channel and marketing organizations work together closely to drive market awareness, building a strong sales pipeline and cultivate partner and customer relationships to drive growth. We offer SaaS solutions and managed security services primarily on a subscription basis. We sell these solutions under contracts with initial terms that typically range from one to three years and, as of January 29, 2021, averaged two years in duration. We provide security and risk consulting primarily under fixed-price contracts, although we perform some engagements under variable-priced contracts on a time-and-materials basis.
Sales
Our direct sales organization consists of inside sales and field sales personnel and solutions architects organized by core customer segments and geography. Our sales strategy varies based on the size of the company and the point-of-entry into an organization, which is primarily through chief information security officers or other IT and business leaders. Within North America, our direct sales organization has separate teams focused on new customer acquisition and account management, large enterprises and small and medium-sized businesses. We believe that continued additional investment in our direct and channel sales staff will contribute to our long-term growth. Our sales organizations are supported by security engineers who provide technical support to our sales personnel and solutions engineering for our end-customers.
We also have a dedicated team focused on channel sales who manage the relationships with our partners and work with them to win and support customers. We believe this direct/channel sales approach allows us to leverage the benefits of broader market coverage provided by a reseller channel while maintaining a direct connection with many of our customers.
Approximately 88% of our revenue in fiscal 2021 was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners.
Since our acquisition by Dell in February 2011, we have marketed our solutions through Dell’s channel partners as well as through our own and have entered into agreements with Dell to preserve, and potentially expand, our existing commercial arrangements with Dell.
Marketing
Our marketing strategy is focused on building market awareness of our portfolio to drive customer insights, generate demand, enable sales, build customer loyalty and increase the strength of the Secureworks brand. Our marketing team consists primarily of product marketing, field and channel marketing, demand generation and corporate communications.
Our primary marketing activities include:
•digital marketing programs to engage and educate prospects while generating interest through product information, trials and demonstrations, reviews and case studies;
•leveraging our proprietary research through content marketing and engagement on social channels like Twitter, LinkedIn and Facebook and on our own blogs;
•search engine marketing and paid media advertising that drive traffic to our website;
•press and industry analyst relations to build third-party validation and generate positive coverage for our company and our solutions;
•online and face-to-face events, trade shows and industry events to create customer and prospect awareness; and
•sales tools and field marketing events to enable our sales organization to convert leads more effectively into customers.
Alliance Partnerships
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

Competition
The markets for our technology-driven security solutions and services are intensely competitive, and we expect competition to continue to increase in the future with the introduction of new security solutions, new technologies and new market entrants. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnerships, or acquisitions by our competitors. Changes in the threat and technology landscape have led to constantly evolving customer requirements for protection from security threats and adversaries.
We compete primarily against the following three types of security product and services providers, some of which operate principally in the large enterprise market and others in the market for small and medium-sized businesses:
▪security providers and niche IT security products and services such as FireEye, Inc., CrowdStrike, Inc., Rapid7, Inc. and Palo Alto Networks, Inc.;
▪diversified technology and telecommunications companies such as Cisco Systems, Inc., International Business Machines Corporation and AT&T Inc.; and
▪small regional MSSPs, including new market entrants, that compete in the small and medium-sized businesses market.
We believe that the principal competitive factors in our market include:
▪global visibility into the threat landscape;
▪ability to generate actionable intelligence based on historical data and emerging threats;
▪speed of innovation;
▪scalability and overall performance of platform technologies;
▪deep understanding of security operations best practices;
▪ability of our technology to integrate with a variety of third-party products;
▪ability to deliver SaaS solutions to meet specific customer needs;
▪ability to attract and retain high-quality professional staff with information security expertise;
▪brand awareness and reputation;
▪strength of sales and marketing efforts;
▪cost effectiveness;
▪customer success and support; and
▪breadth and richness of threat intelligence, including history of data collection and diversity and geographic scope of customers.
We believe that we generally compete favorably with our competitors on the basis of these factors as a result of the features and performance of our portfolio, the quality of our threat intelligence, the security expertise within our organization and the ease of integration of our solutions with other technology infrastructures. However, many of our competitors, particularly in the large enterprise market, have advantages over us because of their greater brand name recognition, larger customer bases, more extensive relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources.
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

Despite our precautions, it may be possible for third parties to obtain and use, without our consent, intellectual property that we own or otherwise have the right to use. Unauthorized use of our intellectual property by third parties, and the expenses we incur in protecting our intellectual property rights, may adversely affect our business.
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
Patents and Patent Applications
As of January 29, 2021, we owned 47 issued patents and 14 pending patent applications in the United States and three issued patents and three pending patent applications outside the United States. The issued patents are currently expected to expire between 2023 and 2038. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.
We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to modify or narrow our claims, as has happened in the past with respect to certain claims. Any patents that may be issued to us may not provide us with any meaningful protection or competitive advantages, or may be contested, circumvented, found unenforceable or invalid, and we may not be able to prevent third parties from infringing upon them.
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
Backlog
We define backlog as the non-cancellable value of subscription-based solutions to be provided under Taegis SaaS and managed security services contracted with a customer that have not yet been provisioned or installed. Backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue, as appropriate. All contractual amounts included in backlog are available to be installed and revenue recognition commenced within the coming fiscal year. As of January 29, 2021 and January 31, 2020, backlog of subscription-based solutions was approximately $7.7 million and $12.9 million, respectively. Backlog is influenced by several factors, including seasonality, the compounding effects of renewals and the mix of solutions under contract with customers. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues.
Seasonality
Given the annual budget approval process of many of our customers, we have begun to see seasonal patterns in our business. Seasonal variations in our financial results may become more pronounced in future periods, with sales to new customers and additional sales to existing customers being greater in the second half of the year, particularly in the fourth quarter, as compared to the first half of the year. In addition, we also experience seasonality in our gross and operating margins, with lower margins in the first half of our fiscal year as a result of greater expenditures for payroll taxes and annual sales and marketing events. This seasonality may also affect the timing of our operating cash flow.

Human Capital Resources
Employee Population
As of January 29, 2021, we employed 2,696 full-time employees. Approximately 52.5 percent of our employees were located in the United States and the remainder were located in 24 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers’ councils.
Compensation, Benefits and Well-being
We are committed to providing employees with compensation and benefits that support their physical, mental and financial well-being. We believe our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. In addition to competitive base salaries, eligible employees can receive short-term incentives and long-term cash or equity awards. We also offer employees a wide array of benefits, including life and health and welfare insurance, retirement benefits, and paid time off.
In response to the COVID-19 pandemic, we instituted a mandatory work-from-home policy for almost all but a small number of onsite essential personnel, and we restricted travel to essential “business-critical” needs. With the support and commitment of our employees, we were able to seamlessly pivot to a work-from-home model and continue protecting our customers without interruption. Early in the COVID-19 pandemic, our Chief Executive Officer hosted weekly all-hands update calls, and we believe open and on-going communications have been critical to maintaining our culture and productivity during the pandemic. During this period, we have taken a flexible approach to help our employees manage their work and personal responsibilities, with a focus on employee well-being, health and safety.
Diversity and Inclusion
We believe that our future growth and innovation depends on a company culture that promotes diversity and inclusion, and seek to advance these values in our hiring, development and advancement practices.
We also seek to connect our employees across regions and provide them with opportunities to enhance cultural awareness and enable collaboration.
Communication and Engagement
We strongly believe that our corporate culture depends on our employees’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision and mission. In addition to prioritizing regular communications, we conduct regular employee surveys to seek feedback on what is going well and where we can focus our efforts to do more. Our annual company survey surpassed an 80% participation rate in fiscal 2021, representing a wide cross section of our employee population. In addition, we have active employee resource groups, which are designed to address the need for more social and community interaction in our globally diverse workforce.
Community Involvement
We aim to give back to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of universities and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all of our locations, as well as volunteer service throughout the year.
Corporate Information
We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.
Secureworks was acquired by Dell, Inc. in February 2011 and completed its initial public offering, or IPO, in April 2016. Upon the closing of our IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries all shares of our outstanding Class B common stock, which as of January 29, 2021 represented approximately 84.9% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
We maintain a corporate Internet website at www.secureworks.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the Securities and Exchange Commission. Information appearing on, or that can be accessed through, our website is not a part of this report.

Information about our Executive Officers
The following table sets forth information as of March 25, 2021 concerning our executive officers.

Name	Age	Position

Michael R. Cote	60	Chief Executive Officer
Paul M. Parrish	59	Senior Vice President, Chief Financial Officer
Wendy Thomas	49	President, Customer Success
Each executive officer is appointed by, and serves at the discretion of, our board of directors.
Michael R. Cote has served as our Chief Executive Officer since May 2015. He served as our General Manager and as Vice President of Dell from our acquisition by Dell in February 2011 through the closing of our initial public offering in April 2016. Before our acquisition by Dell, Mr. Cote had served as our Chairman, President and Chief Executive Officer since February 2002. Prior to joining Secureworks, Mr. Cote held executive positions with Talus Solutions Inc., a pricing and revenue management software firm acquired by Manugistics Group, Inc. in 2000. Mr. Cote joined Talus from MSI Solutions Inc., a web application development and systems integration company. In addition to his service in other technology executive roles, Mr. Cote's early career included international assignments with KPMG LLP, an accounting and consulting firm. Mr. Cote serves on the board of Children’s Healthcare of Atlanta, the Board of Regents at Boston College, the Board of Trustees at Marist School and since February 2019, the board of directors at Extrahop Networks, Inc.
Paul M. Parrish has served as our Senior Vice President and Chief Financial Officer since December 2019. Before joining us, Mr. Parrish most recently served as Chief Financial Officer of CIOX Health, LLC, a healthcare data management solutions company, from August 2016 to December 2019. Before joining Ciox, Mr. Parrish served as Chief Financial Officer of Brightree, LLC, a company providing a cloud-based software and services platform for the post-acute medical care market, from June 2014 to July 2016. Mr. Parrish’s previous experience includes multiple senior financial and accounting roles, including service as Chief Financial Officer of US Security Associates, Inc., a security services company, from September 2012 to January 2014, and Chief Financial Officer of S1 Corporation, a payments and financial services software company, from January 2009 to February 2012. Earlier in his career, Mr. Parrish was a Senior Manager with the global accounting firm Deloitte. Mr. Parrish is a Certified Public Accountant.

Wendy Thomas has served as our President, Customer Success, since April 2020. In this position, Ms. Thomas leads the Company’s managed security and consulting services, product development and counter-threat unit organizations. Ms. Thomas served as our Chief Product Officer from June 2019 until her appointment as President, Customer Success. Ms. Thomas was formerly our Senior Vice President, Business and Product Strategy, from March 2018 to June 2019, and Vice President, Strategic and Financial Planning, from March 2017 to March 2018. Previously, Ms. Thomas served as our Vice President, Financial Planning and Analysis from July 2015 to March 2017 and from June 2008 to June 2011. In addition, Ms. Thomas has served as Chief Financial Officer of Bridgevine, Inc. (currently Updater Inc.), a marketing software company, from November 2013 to July 2015, and as Vice President, Financial Planning and Analysis, at First Data Corporation (currently Fiserv, Inc.), a payment processing and financial services technology company, from July 2011 to October 2013. Earlier in her career, among other positions, Ms. Thomas held multiple finance roles at BellSouth Corporation, a telecommunications company, culminating in the position of Director, Finance.

Item 1A. Risk Factors
Risks Related to Our Business and Our Industry
We have a history of losses and may not achieve or maintain profitability.
We incurred net losses of $21.9 million in fiscal 2021, $31.7 million in fiscal 2020 and $39.1 million in fiscal 2019. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our customer base and attract and retain top talent. Our strategic initiatives may be costlier than we expect, and we may not be able to increase our revenue to offset these increased operating expenses. Our revenue growth may slow or revenue may decline for a number of reasons described in this section. If we are unable to meet these risks as we encounter them, our business, financial condition and results of operations may suffer.
We must continue to enhance our existing solutions and technologies and develop or acquire new solutions and technologies, or we will lose customers and our competitive position will suffer.
Many of our customers operate in markets characterized by rapidly changing technologies, which require them to support a variety of hardware, software applications, operating systems and networks. As their technologies grow more complex, we expect these customers to face new and increasingly sophisticated methods of cyber-attack. To maintain or increase our market share, we must continue to adapt and improve our solutions in response to these changes without compromising the high service levels demanded by our customers. If we fail to predict accurately or react in a timely manner to the changing needs of our customers and emerging technological trends, we will lose customers, which will negatively affect our revenue, financial condition and results of operations.
Our future growth also depends on our ability to scale our Taegis security analytics software platform and our Counter Threat Platform to analyze an ever-increasing number of events. If the number of events grows to a level that our software platforms are unable to process effectively, or if our software platforms fail to automatically handle an increasing percentage of events or are unable to process a sudden, sharp increase in the number of events, we might fail to identify network, application and/or endpoint events as significant threat events, which could harm our customers and negatively affect our business and reputation.
We rely on personnel with extensive information security expertise, and the loss of, or our inability to attract and retain, qualified personnel in the highly competitive labor market for such expertise could harm our business.
Our future success depends on our ability to identify, attract, retain and motivate qualified personnel. We depend on the continued contributions of Michael R. Cote, our Chief Executive Officer, and our other senior executives, who have extensive information security expertise. The loss of any of these executives could harm our business and distract from the operating responsibilities of other executives engaged to search for their replacements.
Our Counter Threat Unit and security analyst teams are staffed with experts in information security, software coding, data science and advanced mathematics. We face intense competition in hiring individuals with the requisite expertise, including from companies with greater resources than ours. As a result, we may be unable to attract and retain suitably qualified individuals at acceptable compensation levels who are capable of meeting our growing technical, operational and managerial requirements. Any failure by us to do so could adversely affect our competitive market position, revenue, financial condition and results of operations.
We face intense competition, including from larger companies, and may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for Taegis SaaS, managed security and other information security services is highly competitive, and we expect competition to intensify in the future. Increased competition in our market could result in greater pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or a loss of, market share.
Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships within large commercial enterprises, more mature intellectual property portfolios and greater financial and technical resources. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually. Further, we expect pricing pressures within the information security market to intensify as a result of action by our larger competitors to reduce the prices of their security monitoring, detection and prevention products and security solutions. If we are unable to maintain or improve our competitive position with respect to our current or future competitors, our failure to do so could adversely affect our revenue growth and financial condition.

If we are unable to attract new customers, retain existing customers or increase our annual contract values, our revenue growth will be adversely affected.
To achieve revenue growth, we must expand our customer base, retain existing customers, and increase our annual contract values. In addition to attracting additional large enterprise and small and medium-sized business customers, our strategy is to continue to obtain non-U.S. customers, government entity customers and customers in other industry sectors in which our competitors may have a stronger position. If we fail to attract new customers, our revenue may cease to grow or may decline and our business may suffer.
Some customers elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able, on a consistent basis, to increase our annual contract values by obtaining advantageous contract renewals. We offer Taegis SaaS and managed security services on a subscription basis under contracts with initial terms that typically range from one to three years and, as of January 29, 2021, averaged two years in duration. Our customers have no obligation to renew their contracts after the expiration of their terms. Our initial contracts with customers may include amounts for hardware, installation and professional services that may not recur. Further, if a customer renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the customer, but may be unable to do so.
We generate a significant portion of our revenue from customers in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.
We derived approximately 23.1% of our revenue in fiscal 2021 from financial services institutions and expect to continue to derive a substantial portion of our revenue from customers in the financial services industry. Any of a variety of changes in that industry could adversely affect our revenue, profitability and financial condition. Spending by financial services customers on technology generally has fluctuated, and may continue to fluctuate, based on changes in economic conditions and on other factors, such as decisions by customers to reduce or restructure their technology spending in an attempt to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential customer base, resulting in a smaller market for our solutions.
Some of our solutions have been deemed to be mission-critical functions of our financial institution customers that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or the FFIEC. We therefore are subject to examination by the member agencies of the FFIEC. A sufficiently unfavorable review of our operations could result in our financial institution customers not being allowed, or not choosing, to continue using our solutions, which could adversely affect our revenue, financial condition and results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of customer service, and our operations may be disrupted.
As our customer base and solutions offerings continue to grow, we will seek to further expand our operations, which could place a strain on our resources and infrastructure and affect our ability to maintain the quality of our solutions, deploy our solutions, support our customers after deployment and foster our customer-focused culture. Our productivity, customer-focused culture and the quality of our solutions may be negatively affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. In addition, we may need to make substantial investments in additional IT infrastructure to support our growth and will have to maintain or improve our operational, financial and management controls and our reporting procedures, which will require substantial management effort and additional investments in our operations. If we are unable to manage our growth, expenses or business effectively, our financial condition, results of operations and profitability could be adversely affected.
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
Because we recognize revenue ratably over the terms of our Taegis SaaS applications and managed security services contracts, decreases in sales of these solutions may not immediately be reflected in our results of operations.
In fiscal 2021, approximately 76% of our revenue was derived from subscription-based solutions, attributable to Taegis SaaS applications and managed security contracts, while approximately 24% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of January 29, 2021, averaged two years in duration. Revenue related to these contracts generally is recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods. As of January 29, 2021, we billed approximately 57% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would have a negative effect on our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new customers must be recognized over the applicable contract term. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.
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
We have limited experience operating in international jurisdictions compared to our experience operating in the United States. We expect to increase our presence internationally through additional relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. International revenue, which we define as revenue contracted through non-U.S. entities, contributed approximately 30% of our total revenue in fiscal 2021. Our relative lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings. Conducting international operations subjects us to a variety of risks, including risks described elsewhere in this section. Such risks could negatively affect our international business and, consequently, our overall business, results of operations and financial condition.
The United Kingdom’s withdrawal from the European Union may adversely impact our operations in the United Kingdom and elsewhere.
Effective on January 31, 2020, the United Kingdom withdrew from the European Union in a process commonly referred to as “Brexit,” in accordance with the Treaty on European Union. Negotiation of some terms of the withdrawal has not yet been completed. Trade, immigration and commercial regulation may be subject to additional modification, and some of our customers may relocate some or all of their operations to jurisdictions outside of the United Kingdom as a result of Brexit. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities and solutions.

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
We intend to expand our distribution relationships to increase domestic and international sales. Approximately 12% of our revenue in fiscal 2021 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our solutions and adversely affect our revenue growth and financial condition.
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
Even if we do expand relationships with our channel partners, our results will reflect that the gross margins to us from sales by our partners generally are lower than gross margins to us from direct sales. In addition, sales by our partners are more likely than direct sales to involve collectability concerns and may contribute to periodic fluctuations in our results of operations.
Our technology alliance partnerships expose us to a range of business risks and uncertainties that could prevent us from realizing the benefits we seek from these partnerships.
We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans. Such relationships include technology licensing, joint technology development and integration, research cooperation, co-marketing and sell-through arrangements. We face a number of risks relating to our technology alliance partnerships that could prevent us from realizing the benefits we seek from these partnerships on a timely basis or at all. Technology alliance partnerships can require significant coordination between the partners and a significant commitment of time and resources by their technical staffs. In cases where we wish to integrate a partner’s products or services into our solutions, the integration process may be more difficult than we anticipate, and the risk of integration difficulties, incompatibility and undetected programming errors or defects may be higher than the risks normally associated with the introduction of new products or services. In addition, any particular relationship may not continue for any specific period of time. If we lose a significant technology alliance partner, we could lose the benefit of our investment of time, money and resources in the relationship. Moreover, we could be required to incur significant expenses to develop a new strategic alliance or to formulate and implement an alternative plan to pursue the opportunity that we targeted with the former partner.

Real or perceived defects, errors or vulnerabilities in our solutions or the failure or perceived failure of our solutions to prevent or detect a security breach could harm our reputation, cause us to lose customers and expose us to costly litigation.
Our solutions are complex and may contain defects or errors that are not detected until after their adoption by our customers. As a result of such defects, our customers may be vulnerable to cyber-attacks, and hackers or other threat actors may misappropriate our customers’ data or other assets or otherwise compromise their IT systems. In addition, because the techniques used to access or sabotage IT systems and networks change frequently and generally are not recognized until launched against a target, an advanced attack could emerge that our solutions are unable to detect or prevent. A security breach of proprietary information could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our solutions that could have an adverse effect on our business.
If any of our customers experiences an IT security breach after adopting our solutions, even if our solutions have blocked the theft of any data or provided some form of remediation, the customer could be disappointed with our solutions and could look to our competitors for alternatives to our solutions. In addition, if any enterprise or government entity publicly known to use our solutions is the subject of a publicized cyber-attack, some of our other current customers could seek to replace our solutions with those provided by our competitors. Further, our reputation could be damaged if a cyber-attack were to occur through a customer's security or network devices, applications or endpoints that we are not contractually obligated to monitor, if there is a perception that Secureworks monitors all the affected customer's devices, applications and endpoints.
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
Cyber-attacks or other data security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about us or our workforce, customers or other third parties could harm our business and expose us to costly regulatory enforcement and other liability.
As a well-known information security solutions provider, we are a high-profile target and our websites, networks, information systems, solutions and technologies may be selected for sabotage, disruption or misappropriation by cyber-attacks specifically designed to interrupt our business and harm our reputation. Our solutions frequently involve the collection, filtering and logging of our customers’ information, while our enterprise operations involve the collection, processing, storage and disposition of our own human resources, intellectual property and other information. We also rely in certain limited capacities on third-party data management providers and other vendors to host, accept, transmit or otherwise process electronic data in connection with our business activities. Criminal or other threat actors may seek to penetrate our network security or the security of our third-party service providers and misappropriate or compromise our confidential information or that of our customers or other third parties, create system disruptions or cause shutdowns. We may experience breaches or other compromises of our information technology systems. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture that could unexpectedly provide access to a threat actor to our systems and data. The shift to work-from-home arrangements resulting from the COVID-19 pandemic may also increase our vulnerability, as third-party providers are working remotely and using home networks that may pose a significant risk to network security.
The costs to address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant, regardless of whether incidents result from an attack on us directly or on third-party vendors upon which we rely. Cyber-attacks could compromise our internal systems and products and the systems of our customers or third-party service providers, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers and that could impede our sales. Remediation efforts may not be successful or timely. Breaches of our security measures or those of our third-party service providers and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other affected third parties to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

If our solutions do not interoperate with our customers’ IT infrastructure, our solutions may become less competitive and our results of operations may be harmed.
Our solutions must effectively interoperate with each customer’s existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors and contains multiple generations of products and services that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems and avoid disruptions when we provide software updates or patches to defend against particular vulnerabilities. Ineffective interoperation could increase the risk of a successful cyber-attack and violations of our service level agreements, which would require us to provide service credits that would reduce our revenue.
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
New and evolving information security, cybersecurity and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.
We are currently subject, and may become further subject, to federal, state and foreign laws and regulations regarding the privacy and protection of personal data or other potentially sensitive information. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, these include laws and regulations promulgated under the authority of state attorneys general. In the United States, state laws also provide for disparate data breach notification regimes that may trigger consumer, customer or regulator notifications, all of which could apply to us in a situation where consumer or employee information is accessed or acquired by unauthorized persons in a “data breach”, depending on the information affected. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in the areas of privacy, information security and cybersecurity.
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
The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings, require us to change our business practices, impede the performance and development of our solutions, lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations, including through individual or class action litigation, or result in reputational harm. We also may be subject to claims of liability or responsibility for the actions of third parties with which we interact or upon which we rely in relation to various services, including, among others, vendors and business partners.

If we are not able to maintain and enhance our brand, our revenue and profitability could be adversely affected.
We believe that maintaining and enhancing the Secureworks brand is critical to our relationships with our existing and potential customers, channel partners and employees and to our revenue growth and profitability. Our brand promotion activities, however, may not be successful. Any successful promotion of our brand will depend on our marketing and public relations efforts, our ability to continue to offer high-quality information security solutions and our ability to successfully differentiate our solutions from the services offered by our competitors.
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
Earthquakes, fires, power outages, floods, terrorist attacks, public health issues such as COVID-19 and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, results of operations or financial condition.
A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, or a widespread public health issue, such as the ongoing COVID-19 pandemic, could have a material adverse effect on our business, results of operations or financial condition. Although our four security operations centers are designed to be redundant and to offer seamless backup support in an emergency, we rely on two data centers and public cloud providers to sustain our operations. While each of these data centers and public cloud providers are capable of sustaining our operations individually, a simultaneous failure of the centers or public cloud providers could disrupt our ability to serve our customers.
In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster or other catastrophic event, including a pandemic such as COVID-19, impairs the ability of our vendors or service providers to support us on a timely basis, our ability to perform our customer engagements may suffer. Disruptions from COVID-19 or a similar pandemic or public health issue could include, and have included, restrictions on the ability of our employees or the employees of our customers, vendors or suppliers to travel, or closures of our facilities or the facilities of these third parties. Such restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors or suppliers.
During fiscal 2021, we experienced a limited reduction in customer demand that we believe is attributable to COVID-19 and that we believe may impact our results in future periods. Although we are unable to predict the extent and severity of all future impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our business and future financial results.

Risks Related to Intellectual Property
We rely in part on patents to protect our intellectual property rights, and if our patents are ineffective in doing so, third parties may be able to use aspects of our proprietary technology without compensating us.
As of January 29, 2021, we owned 47 issued patents and 14 pending patent applications in the United States and three issued patents and three pending patent applications outside the United States. Any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. The legal systems of some countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as U.S. laws. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology. If any of our patents is challenged, invalidated or circumvented by third parties, and if we do not own or have exclusive rights to other enforceable patents protecting our solutions or other technologies, competitors and other third parties could market products or services and use processes that incorporate aspects of our proprietary technology without compensating us, which may have an adverse effect on our business.
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

Risks Related to Our Relationship with Dell and Dell Technologies
Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Dell or Dell Technologies with respect to our past and ongoing relationships may adversely affect our business and prospects.
Potential conflicts or disputes may arise between Dell or Dell Technologies and us in a number of areas relating to our past or ongoing relationships, including:
•intellectual property, tax, employee benefit, indemnification and other matters arising from our agreements and relationship with Dell;
•employee retention and recruiting;
•business combinations involving us;
•our ability to engage in activities with certain channel, technology or other marketing partners;
•sales or dispositions by Dell Technologies of all or any portion of its beneficial ownership interest in us;
•the nature, quality and pricing of services Dell has agreed to provide us;
•business opportunities that may be attractive to both Dell and us;
•Dell’s ability to use and sublicense patents that we have licensed to Dell under a patent license agreement; and
•product or technology development or marketing activities that may require consent of Dell or Dell Technologies.
The resolution of any potential conflicts or disputes between us and Dell or Dell Technologies over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.
If Dell Technologies, Dell or Dell Technologies’ other affiliates or Silver Lake or its affiliates engage in the same type of business we conduct or take advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.
Our certificate of incorporation, or charter, provides that, except as otherwise agreed in writing between us and Dell Technologies, Dell or Dell Technologies’ other affiliates (other than us or our controlled affiliates), referred to as the Dell Technologies Entities, have no duty to refrain from:
•engaging in the same or similar activities or lines of business as those in which we are engaged;
•doing business with any of our customers, customers or vendors; or
•employing, or otherwise engaging or soliciting for such purpose, any of our officers, directors or employees.
In addition, under our charter, Silver Lake and its affiliates, referred to as the Silver Lake Entities, which are significant stockholders in Dell Technologies, have no duty to refrain from any of the foregoing activities except as otherwise agreed in writing between us and a Silver Lake Entity. These and related provisions of our charter could result in the Dell Technologies Entities and the Silver Lake Entities having rights to corporate opportunities in which both we and the Dell Technologies Entities or the Silver Lake Entities have an interest, which might impede our ability to operate successfully and expand our business.
To preserve Dell Technologies' ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns and its ability to consolidate with us for tax purposes, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.
To preserve its ability to effect a future tax-free spin-off of our company, or certain other tax-free transactions involving us, Dell Technologies is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. In addition, to preserve its ability to consolidate with us for tax purposes, Dell Technologies generally is required to maintain 80% of the voting power and 80% of the value of our outstanding stock. We have entered into a tax matters agreement with Dell Technologies that restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Dell Technologies to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code or to cause a deconsolidation of us for tax purposes with respect to the Dell Technologies consolidated group. We also have agreed to indemnify Dell Technologies for any breach by us of the tax matters agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.

Risks Related to Ownership of Our Class A Common Stock
As long as Dell Technologies Inc. controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.
As of January 29, 2021, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 84.9% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
So long as Dell Technologies controls the majority of the voting power of our outstanding common stock, our other stockholders will not be able to affect the outcome of any stockholder vote in which holders of the Class B common stock are entitled to vote. Dell Technologies is able to control, directly or indirectly and subject to applicable law, significant matters affecting us, including, among others, the election and removal of our directors, and determinations with respect to business combinations, dispositions of assets or other extraordinary corporate transactions. If Dell Technologies does not provide any required affirmative vote on matters requiring stockholder approval allowing us to take particular corporate actions when requested, we will not be able to take such actions, and, as a result, our business and our results of operations may be adversely affected.
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
In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain stock indices. Under the current criteria, our dual-class capital structure makes our Class A common stock ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that track these indices will not invest in our stock. Other major stock indices might adopt similar requirements in the future. It is unclear what effect, if any, exclusion from any indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies could depress the valuations of public companies excluded from such indices compared to those of other companies that do not have multi-class capital structures.
As a “controlled company” under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.
As of January 29, 2021, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq, and eligible to rely on exemptions from Nasdaq corporate governance requirements that generally obligate listed companies to maintain a board of directors having a majority of independent directors and compensation and nominating committees composed solely of independent directors. We currently rely on the exemption from the requirement to maintain a board of directors having a majority of independent directors. Although we do not currently rely on the other exemptions from Nasdaq’s corporate governance requirements, we may decide to avail ourselves of one or more of these exemptions in the future. During any period in which we do so, investors may not have the same protections afforded to stockholders of companies that must comply with all of Nasdaq’s corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price.

Future sales, or the perception of future sales, of a substantial number of shares of our Class A common stock could depress the trading price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class A common stock.
As of January 29, 2021, we have outstanding 12,450,207 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. The shares of Class A common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of January 29, 2021, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.
We have entered into a registration rights agreement with Dell Marketing L.P. (the record holder of our Class B common stock), Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC and the Silver Lake investment funds that own Dell Technologies common stock in which we have granted them and their respective permitted transferees demand and piggyback registration rights with respect to the shares of our Class A common stock and Class B common stock held by them from time to time. Registration of those shares under the Securities Act would permit the stockholders under the registration rights agreement to sell their shares into the public market.
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
Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers or other employees, or stockholders to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and
•any action asserting a claim governed by the internal affairs doctrine.
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
Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and claims under the federal securities laws. Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Securities Exchange Act of 1934, or Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” There is uncertainty, particularly in light of current litigation, as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act. Our stockholders will not be deemed, by operation of our choice of forum provision, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.

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
We have qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, since we completed our initial public offering in April 2016. For so long as we remain an emerging growth company, we are permitted and currently intend to rely on the following provisions of the JOBS Act that contain exceptions from disclosure and other requirements that otherwise are applicable to companies that file periodic reports with the SEC. The JOBS Act provisions:
•provide an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•permit us to include reduced disclosure regarding executive compensation in our SEC filings; and
•provide an exemption from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute arrangements not previously approved.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of January 29, 2021, our facilities consisted of our corporate headquarters, four security operations centers, two data centers, and various other facilities housing our research and development, marketing and sales, administrative and IT functions. We either lease these facilities or have the right to use them pursuant to service agreements, with Dell or with other third parties. As of January 29, 2021, we did not own any facilities.
Our corporate headquarters, one security operations center and one data center are located in Atlanta, Georgia, where we lease facilities of approximately 141,000 square feet. As of January 29, 2021, we leased or licensed facilities for our other security operations centers in the following locations: Providence, Rhode Island; Edinburgh, Scotland; and Bucharest, Romania. Our employees also operate out of a number of Dell facilities around the globe pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 9—Leases” in our consolidated financial statements included in this report.
As we expand, we intend to lease or license additional sites, either from Dell or other third parties, for security operations centers, sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings
From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of January 29, 2021, we were not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Class A Common Stock
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the symbol “SCWX.” There is no public market for our Class B common stock.
Holders
As of March 23, 2021, there were ten holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders of our Class A common stock does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee.
Dividends
Subsequent to the listing of our Class A common stock on the Nasdaq Global Select Market in April 2016, we have not declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph
The following graph compares the cumulative total return on the Class A common stock for the period from April 22, 2016, the date on which the Class A common stock began trading on the Nasdaq Global Select Market, through January 29, 2021 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on April 22, 2016 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

$300
$250
$200
$150
$100
$50
04/22/16
02/03/17
02/02/18
02/01/19
01/31/20
01/29/21
Secureworks
NASDAQ Composite
PureFunds ISE Cyber Security ETF

	April 22, 2016	February 3, 2017	February 2, 2018	February 1, 2019	January 31, 2020	January 29, 2021
Secureworks	$100.00	$75.64	$67.43	$165.07	$112.36	$98.86
NASDAQ Composite	100.00	115.50	147.59	148.05	186.52	266.41
PureFunds ISE Cyber Security ETF	100.00	121.21	137.94	161.01	179.55	251.81

This performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Secureworks specifically incorporates such information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data
The following selected financial data presented below should be read in conjunction with Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and with our audited financial statements and accompanying notes appearing in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K to fully understand the factors that affect the comparability of the information presented below. The results of operations for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 and the balance sheet data as of January 29, 2021 and January 31, 2020 are derived from our audited financial statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The results of operations for the fiscal years ended February 2, 2018 and February 3, 2017 and the balance sheet data as of February 1, 2019, February 2, 2018 and February 3, 2017 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
The selected balance sheet data as of January 29, 2021 and January 31, 2020 reflect the prospective adoption of Accounting Standards Update No. 2016-02, "Leases (Topic 842)." The selected results of operations and balance sheet data for the fiscal years ended February 2, 2018 and February 3, 2017 reflect the retrospective adoption of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers."

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019	February 2, 2018	February 3, 2017
	(in thousands, except per share data)
Results of Operations:
Net revenue	$561,034	$552,765	$518,709	$467,930	$432,751
Gross margin	318,867	299,969	272,592	242,846	220,262
Operating expenses	351,702	352,143	321,324	312,827	276,141
Operating loss	(32,835)	(52,174)	(48,732)	(69,981)	(55,879)
Net loss	(21,902)	(31,666)	(39,101)	(10,417)	(31,641)
Share and Per Share Data
Net loss per share - basic and diluted	$(0.27)	$(0.39)	$(0.48)	$(0.13)	$(0.41)
Weighted average shares outstanding - basic and diluted	81,358	80,563	80,710	80,280	77,635

	January 29, 2021	January 31, 2020	February 1, 2019	February 2, 2018	February 3, 2017
	(in thousands)
Balance Sheet:
Cash and cash equivalents	$220,300	$181,838	$129,592	$101,539	$116,595
Accounts receivable	108,005	111,798	141,344	157,764	113,546
Total assets(1)	$1,045,361	$1,048,031	$1,036,159	$1,057,081	$1,047,544
Short-term deferred revenue	168,437	175,847	157,865	137,697	117,999
Long-term deferred revenue	9,590	12,690	16,064	14,948	14,752
Total stockholder's equity	$667,781	$666,880	$692,707	$731,090	$725,455
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
Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, as fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Fiscal 2021, fiscal 2020 and fiscal 2019 each included 52 weeks. The following discussion focuses on our fiscal 2021 and fiscal 2020 financial condition and results of operations, including comparisons with respect to fiscal 2021 and fiscal 2020. For discussion and analysis related to our financial condition and results of operations for fiscal 2019, including comparisons with respect to fiscal 2020 and fiscal 2019, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended January 31, 2020, which was filed with the Securities and Exchange Commission on March 27, 2020.
All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands
Except where the context otherwise requires or where otherwise indicated, all references to “Secureworks” “we,” “us,” “our” and “our company” in this management’s discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, all references to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis and all references to “Dell Technologies” refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.
Overview
We are a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting our customers by outpacing and outmaneuvering threat actors.
Our vision is to be the essential cybersecurity company for a digitally connected world by providing the software platform of choice to deliver our holistic approach to security at scale for our customers. We combine considerable experience from securing thousands of customers, deep and machine-learning capabilities in our software platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
Through our vendor-inclusive approach, we create integrated and comprehensive solutions by proactively managing the collection of “point” products deployed by our customers to address specific security issues and provide solutions to close the gaps in their defenses. We seek to provide the right level of security for each customer's unique situation, which evolves as their organization grows and changes over time.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We have pioneered an integrated approach that delivers a broad portfolio of security solutions to organizations of varying size and complexity. Our flexible and scalable solutions support the evolving needs of the largest, most sophisticated enterprises, as well as small and medium-sized businesses and U.S. state and local government agencies with limited in-house capabilities and resources.
We offer our customers:
•software-as-a-service ("SaaS") solutions,
•managed security services, and
•professional services, including incident response services and security risk consulting.

Our solutions leverage the proprietary technologies, security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 22 years. As key elements of our strategy, we seek to:
•be the cloud-native security analytics software platform of choice,
•broaden our reach with security service providers to deliver our security analytics software platform globally, and
•empower the global security community to beat the adversary at scale.
Our technology-driven security solutions offer an innovative approach to prevent, detect, and respond to cybersecurity breaches. The platforms collect, aggregate, correlate and analyze billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis SaaS applications and Counter Threat managed security services, which are both sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
Our proprietary Taegis software platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS applications, which leverage workflows designed using 22 years of security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications with VDR during fiscal 2021 with our acquisition of Delve Laboratories Inc., as discussed below.
In addition to Taegis SaaS applications and managed security services, we also offer a variety of professional services, which include incident response and security and risk consulting, to accelerate adoption of our software solutions. We advise customers on a broad range of security and risk-related matters through both project-based and long-term contracts in addition to our Taegis SaaS applications and managed security services.
Acquisition of Delve Laboratories
Pursuant to our growth strategy, we seek to make strategic acquisitions of other companies to supplement our internal expansion. On September 21, 2020, we acquired all of the outstanding shares of Delve Laboratories Inc., or Delve, for $15.1 million, net of cash acquired. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve’s SaaS application is powered by artificial intelligence and machine-learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. We are integrating the vulnerability discovery and prioritization technology represented by VDR into new offerings within our cloud-based portfolio, including our Taegis software platform and XDR application, expanding visibility and insights for users.
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources during the fiscal year ended January 29, 2021. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods. Although we are unable to predict the extent and severity of all impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition.
In light of these considerations, we continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of the virus, effectiveness of vaccines deployed to contain the virus, impact on our employees, customers and vendors, impact on our customers' liquidity, and impact on volume of sales, and length of our sales cycles, all of which remain uncertain and cannot be predicted, but which could have a material negative effect on our business, results of operations or financial condition. Due to our subscription-based business model, any such effect of COVID-19 may not be fully reflected in our results of operations until future periods.

Key Factors Affecting Our Performance
We believe that our future success will depend on many factors, including the adoption of our Taegis solutions by organizations, continued investment in our technology and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in this report. We operate in an intensely competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security prevention, detection and response solutions, as well as the prices of their managed security services. We must continue to manage our investments in an efficient manner and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.
Adoption of Technology-Driven Solution Strategy. The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective cyber defense strategy requires the coordinated deployment of multiple products and solutions tailored to an organization’s specific security needs. Our integrated suite of solutions, including our new Taegis offerings, is designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current customers recognize the mission-critical nature of our technology-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our Taegis software platform and solutions will contribute to long-term revenue growth, but it may continue to adversely affect our near-term profitability.
Introduction of New Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions, such as our Taegis solutions, that protect our customers from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We cannot be certain that we will realize increased revenue from our solutions development initiatives. We believe that our investment in solutions development will contribute to long-term revenue growth, but such investment may continue to adversely affect our near-term profitability.
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

Key Operating Metrics
In recent years, we have experienced broad growth across our portfolio of technology-driven information security solutions being provided to all sizes of customers. We have achieved much of this growth by providing solutions to large enterprise customers, which generate substantially more average revenue than our small and medium-sized business, or SMB, customers, and by continually expanding the volume and breadth of the security solutions that we provide to all customers. Execution of this strategy has resulted in steady growth in our average revenue per customer. This growth has required ongoing investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our profitability.
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the fiscal years then ended.

	January 29, 2021	January 31, 2020	February 1, 2019
Managed security subscription customer base	3,400	4,000	4,200
Taegis subscription customer base	400	100	—
Total subscription customer base	3,800	4,100	4,200

Total customer base	5,200	5,200	4,700

Managed security annual recurring revenue (in millions)	$371.9	$422.0	$434.1
Taegis annual recurring revenue (in millions)	54.9	15.5	—
Total annual recurring revenue (in millions)	$426.8	$437.5	$434.1

Managed security average subscription revenue per customer (in thousands)	$110.8	$105.3	$103.3
Taegis average subscription revenue per customer (in thousands)	138.3	191.4	—
Total average subscription revenue per customer (in thousands)	$113.8	$107.8	$103.3

Net revenue retention rate	88%	95%	89%
Total Subscription Customer Base. We define our total subscription customer base as the number of customers who subscribe to our Taegis SaaS applications or managed security services as of a particular date. We believe that growing our existing customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.
Total Customer Base. We define total customer base as the number of customers that subscribe to our Taegis SaaS applications and managed security services and customers that buy professional and other services from us, as of a particular date.
Total Annual Recurring Revenue. We define total annual recurring revenue as the value of our subscription contracts as of the measurement date. Changes to recurring revenue may result from the expansion of our offerings and sales of additional solutions to our existing customers, as well as the timing of customer renewals.
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized business provides us with an opportunity to expand our professional services revenue. As of January 29, 2021, January 31, 2020 and February 1, 2019, approximately 65%, 60% and 50%, respectively, of our professional services customers subscribed to our Taegis SaaS applications or managed security services.
Net Revenue Retention Rate. We define net revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the annual recurring revenue of our subscription-based customers at the beginning of the fiscal year (base recurring revenue) to the same measure from that same cohort of customers at the end of the fiscal year (retained recurring revenue). By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations and customer renewal rates.
Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management's discussion and analysis include non-GAAP gross margin, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP earnings (loss) per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin, research and development expenses, sales and marketing expenses, general and administrative expenses, operating income (loss), net income (loss), earnings (loss) per share and EBITDA prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.
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
•Impact of Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act relates to final tax provision impacts of complying with the U.S. tax reform that was enacted in December 2017, as recorded in fiscal 2020 and fiscal 2019, as well as the provisional tax benefit of $27.0 million that was recorded in the fourth quarter of fiscal 2018. For additional information, see “Notes to Consolidated Financial Statements—Note 12—Income and Other Taxes” in our consolidated financial statements included in this report.
•Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	January 29, 2021	January 31, 2020	February 1, 2019
GAAP revenue(1)	$561,034	$552,765	$518,709

GAAP gross margin	$318,867	$299,969	$272,592
Amortization of intangibles	14,587	14,089	13,642
Stock-based compensation expense	1,346	1,206	780
Non-GAAP gross margin	$334,800	$315,264	$287,014

GAAP research and development expenses	$105,008	$94,964	$87,608
Stock-based compensation expense	(4,410)	(4,280)	(4,133)
Non-GAAP research and development expenses	$100,598	$90,684	$83,475

GAAP sales and marketing expenses	$144,934	$157,674	$141,818
Stock-based compensation expense	(3,676)	(1,694)	(2,652)
Non-GAAP sales and marketing expenses	$141,258	$155,980	$139,166

GAAP general and administrative expenses	$101,760	$99,505	$91,898
Amortization of intangibles	(14,094)	(14,094)	(14,094)
Stock-based compensation expense	(14,982)	(12,368)	(11,805)
Non-GAAP general and administrative expenses	$72,684	$73,043	$65,999

GAAP operating loss	$(32,835)	$(52,174)	$(48,732)
Amortization of intangibles	28,682	28,183	27,736
Stock-based compensation expense	24,414	19,548	19,370
Non-GAAP operating income (loss)	$20,261	$(4,443)	$(1,626)

GAAP net loss	$(21,902)	$(31,666)	$(39,101)
Amortization of intangibles	28,682	28,183	27,736
Stock-based compensation expense	24,414	19,548	19,370
Impact of Tax Cuts and Jobs Act	—	(1,191)	4,325
Aggregate adjustment for income taxes	(13,267)	(14,688)	(10,978)
Non-GAAP net income	$17,927	$186	$1,352

GAAP loss per share	$(0.27)	$(0.39)	$(0.48)
Amortization of intangibles	0.35	0.35	0.34
Stock-based compensation expense	0.30	0.24	0.24
Impact of Tax Cuts and Jobs Act	—	(0.01)	0.05
Aggregate adjustment for income taxes	(0.16)	(0.18)	(0.13)
Non-GAAP earnings per share *	$0.22	$—	$0.02
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net income (loss)	$(21,902)	$(31,666)	$(39,101)
Interest and other, net	(1,034)	(850)	(2,778)
Income tax benefit	(9,899)	(19,658)	(6,853)
Depreciation and amortization	41,614	42,932	41,207
Stock-based compensation expense	24,414	19,548	19,370
Adjusted EBITDA	$33,193	$10,306	$11,845
(1)    Historically the Company has presented non-GAAP revenue as a financial measure, however there are no such adjustments that give rise to non-GAAP revenue for any of the periods presented.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of January 29, 2021 represented approximately 84.9% of our total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of our outstanding common stock.
As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 14—Related Party Transactions” in our consolidated financial statements included in this report.
During the periods presented in the consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Consolidated Financial Statements—Note 12—Income and Other Taxes” in our consolidated financial statements included in this report.
Additionally, we participate in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. These agreements generally were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose to, or are required to, transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Consolidated Financial Statements—Note 14—Related Party Transactions” in our consolidated financial statements included in this report.
Components of Results of Operations
Revenue
We sell SaaS applications and managed security services on a subscription basis and various professional services, including security and risk consulting and incident response solutions. Our Taegis SaaS applications and managed security contracts typically range from one to three years and, as of January 29, 2021, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In fiscal 2021, approximately 76% of our revenue was derived from subscription-based arrangements, attributable to SaaS applications and managed security services, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 30%, 25% and 22% of our total net revenue in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provide our SaaS applications or managed security services to customers across 57 countries as of January 29, 2021.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.

Gross Margin
We operate in a challenging business environment, where the complexity and number of cyber-attacks are constantly increasing. Accordingly, initiatives to drive the efficiency of our Counter Threat Platform and the continued training and development of our employees are critical to our long-term success. Gross margin has been and will continue to be affected by these factors as well as others, including the mix of solutions sold, the mix between large and small customers, the timing of revenue recognition and the extent to which we expand our security operations centers.
Cost of revenue consists primarily of personnel expenses, including salaries, benefits and performance-based compensation for employees who maintain our Counter Threat Platform and provide support services to our customers, as well as perform other critical functions. Also included in cost of revenue are amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of revenue associated with our solutions may fluctuate.
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
•Research and Development, or R&D, Expenses. Research and development expenses include compensation and related expenses for the continued development of our solutions offerings, including a portion of expenses related to our threat research team, which focuses on the identification of system vulnerabilities, data forensics and malware analysis. R&D expenses also encompass expenses related to the development of prototypes of new solutions offerings and allocated overhead. Our customer solutions have generally been developed internally. We operate in a competitive and highly technical industry. Therefore, to maintain and extend our technology leadership, we intend to continue to invest in our R&D efforts by hiring more personnel to enhance our existing security solutions and to add complementary solutions.
•Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include salaries, sales commissions and performance-based compensation benefits and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), customer advocacy events, and other brand-building expenses, as well as allocated overhead. As we continue to grow our business, both domestically and internationally, we will invest in our sales capability, which will increase our sales and marketing expenses in absolute dollars.
•General and Administrative, or G&A, Expenses. General and administrative expenses include primarily the costs of human resources and recruiting, finance and accounting, legal support, information management and information security systems, facilities management, corporate development and other administrative functions, and are partially offset by allocations of information technology and facilities costs to other functions.
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
Income Tax Expense (Benefit)
Our effective tax benefit rate was 31.1%, 38.3% and 14.9% for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. The change in effective tax rate from fiscal 2020 to fiscal 2021 was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation units, certain provisions from the Tax Cuts and Jobs Act, results of foreign operations and the recognition of additional benefits relating to research and development credits.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell

Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Consolidated Financial Statements—Note 12—Income and Other Taxes" in our consolidated financial statements included in this report.
Results of Operations
Fiscal 2021 Compared to Fiscal 2020
The following table summarizes our key performance indicators for the fiscal years ended January 29, 2021 and January 31, 2020.

	Fiscal Year Ended
	January 29, 2021			January 31, 2020
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$561,034	100.0%	1.5%	$552,765	100.0%
Cost of revenue	242,167	43.2%	(4.2)%	252,796	45.7%
Total gross margin	318,867	56.8%	6.3%	299,969	54.3%
Operating expenses	351,702	62.7%	(0.1)%	352,143	63.7%
Operating loss	(32,835)	(5.9)%	(37.1)%	(52,174)	(9.4)%
Net loss	$(21,902)	(3.9)%	(30.8)%	$(31,666)	(5.7)%
Other Financial Information (1)
GAAP revenue(2)	$561,034	100.0%	1.5%	$552,765	100.0%
Non-GAAP gross margin	334,800	59.7%	6.2%	315,264	57.0%
Non-GAAP operating expenses	314,540	56.1%	(1.6)%	319,707	57.8%
Non-GAAP operating income (loss)	20,261	3.6%	(556.0)%	(4,443)	(0.8)%
Non-GAAP net income	17,927	3.2%	9,538.2%	186	—%
Adjusted EBITDA	$33,193	5.9%	222.1%	$10,306	1.9%
_____________________
(1)    See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for more information about these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. Non-GAAP financial measures as a percentage of revenue are calculated based on GAAP revenue.
(2) Historically the Company has presented non-GAAP revenue as a financial measure, however there are no such adjustments that give rise to non-GAAP revenue for any of the periods presented.
Revenue
Net revenue, which we refer to as revenue, increased $8.3 million, or 1.5%, in fiscal 2021, compared with fiscal 2020. The revenue increase resulted primarily from revenue generated by subscription-based solutions, which represented approximately 76% of revenue in fiscal 2021 and fiscal 2020. Our existing customers continued to increase their contracted subscriptions for our solutions, with our average revenue per customer increasing 5.6% in fiscal 2021.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $18.6 million and $27.2 million for fiscal 2021 and 2020, respectively. For more information regarding the commercial agreements, see "Notes to Consolidated Financial Statements—Note 14—Related Party Transactions" in our consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $168.5 million in fiscal 2021, which represented a 20.2% increase over our international revenue in fiscal 2020. Currently, our international customers are primarily located in the United Kingdom, Japan, Australia and Canada. We are focused on continuing to grow our international customer base in future periods.

Gross Margin
Our total gross margin increased $18.9 million, or 6.3%, in fiscal 2021, compared with fiscal 2020. As a percentage of revenue, our gross margin percentage increased 250 basis points to 56.8% in fiscal 2021. Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $19.5 million, or 6.2%, in fiscal 2021. As a percentage of revenue, our non-GAAP gross margin increased 270 basis points to 59.7% in fiscal 2021. The increase in gross margin as a percentage of revenue on a GAAP and non-GAAP basis during the fiscal year was mainly attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies, as well as to a decrease in travel-related costs attributable to the COVID-19 pandemic.
Operating Expenses
The following table presents information regarding our operating expenses during the fiscal years ended January 29, 2021 and January 31, 2020.

	Fiscal Year Ended
	January 29, 2021			January 31, 2020
	$	% of Revenue	% Change	$	% of Revenue
Operating expenses:
Research and development	105,008	18.7%	10.6%	94,964	17.2%
Sales and marketing	144,934	25.8%	(8.1)%	157,674	28.5%
General and administrative	101,760	18.1%	2.3%	99,505	18.0%
Total operating expenses	$351,702	62.7%	(0.1)%	$352,143	63.7%

Other Financial Information
Non-GAAP research and development	100,598	17.9%	10.9%	90,684	16.4%
Non-GAAP sales and marketing	141,258	25.2%	(9.4)%	155,980	28.2%
Non-GAAP general and administrative	72,684	13.0%	(0.5)%	73,043	13.2%
Non-GAAP operating expenses (1)	$314,540	56.1%	(1.6)%	$319,707	57.8%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. R&D expenses increased $10.0 million, or 10.6%, in fiscal 2021. As a percentage of revenue, R&D expenses increased 150 basis points to 18.7% in fiscal 2021. As a percentage of revenue on a non-GAAP basis, R&D expenses increased 150 basis points to 17.9%. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our solutions, including the development of our Taegis security analytics software platform and applications.
Sales and Marketing Expenses. S&M expenses decreased $12.7 million, or 8.1%, in fiscal 2021. As a percentage of revenue, S&M expenses decreased 270 basis points to 25.8% in fiscal 2021. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 300 basis points to 25.2%. The decrease in S&M expenses was primarily attributable to lower travel-related cost associated with increased remote activities as a result of the COVID-19 pandemic and a reduction of sales costs associated with our Safeguard offerings in partnership with Dell, the effects of which were partially offset by an increase in marketing expenses related to Taegis go-to market efforts.
General and Administrative Expenses. G&A expenses increased $2.3 million, or 2.3%, in fiscal 2021. G&A as a percentage of revenue were relatively consistent year over year. As a percentage of revenue, G&A expenses increased 10 basis points to 18.1% in fiscal 2021. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 20 basis points to 13.0%. There were no significant changes identified when comparing fiscal 2021 to fiscal 2020.

Operating Loss
Our operating loss was $32.8 million for fiscal 2021 compared to $52.2 million for fiscal 2020. As a percentage of revenue, our operating loss was 5.9% and 9.4% in fiscal 2021 and fiscal 2020, respectively. The decrease in our operating loss as a percentage of revenue was primarily due to our increased gross margins as previously described. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our operating income was $20.3 million in fiscal 2021 compared with an operating loss of $4.4 million in fiscal 2020.
Interest and Other, Net
Interest and other income was $1.0 million in fiscal 2021 compared with an expense of $0.9 million in fiscal 2020. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $9.9 million or 31.1% and $19.7 million or 38.3% of our pre-tax loss in fiscal 2021 and fiscal 2020, respectively. The changes in the effective tax benefit rate were primarily attributable to the improvement in loss before income taxes and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $2.1 million and $2.8 million in fiscal 2021 and fiscal 2020, respectively.
Net Income (Loss)
Our net loss of $21.9 million decreased $9.8 million, or 30.8%, in fiscal 2021. Net income on a non-GAAP basis was $17.9 million, which represented an increase of $17.7 million from fiscal 2020. The changes on both a GAAP and non-GAAP basis were attributable to our improved operating results offset in part by the lower income tax benefit recognized in the current period.
Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
We believe that our cash and cash equivalents together with our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months and for the foreseeable future thereafter. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.
Selected Measures of Liquidity and Capital Resources
As of January 29, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $220.3 million and accounts receivable of $108.0 million. Our cash and cash equivalents balance as of January 29, 2021 included $85.8 million invested in money market funds pending their use in our business.
Selected measures of our liquidity and capital resources are as follows:

	January 29, 2021	January 31, 2020
	(in thousands)
Cash and cash equivalents	$220,300	$181,838
Accounts receivable, net	108,005	111,798
We invoice our customers based on a variety of billing schedules. During fiscal 2021, on average, 57% of our recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of January 29, 2021 from January 31, 2020 reflected increased collection activity. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain and continue to take actions to reduce our exposure to credit losses. As of January 29, 2021 and January 31, 2020, the allowance for credit losses was $4.8 million and $5.1 million, respectively. We believe we are adequately reserved for credit risk.

Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of January 29, 2021. Effective as of March 25, 2021, the facility agreement was amended and restated to extend the maturity date to March 25, 2022 and to modify the annual rate at which interest accrues.
Each loan made under the amended and restated credit facility will accrue interest at an annual rate equal to the applicable London interbank offered rate, or LIBOR, plus 1.54%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The borrower will be required to repay in full all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of us or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of our company. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility.
Cash Flows

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
	(in thousands)
Net change in cash from:
Operating activities	$60,589	$78,839
Investing activities	(18,086)	(12,590)
Financing activities	(4,041)	(14,003)
Change in cash and cash equivalents	$38,462	$52,246
•Operating Activities — Cash provided by operating activities was $60.6 million and $78.8 million in fiscal 2021 and fiscal 2020, respectively. The decrease in cash provided by operating activities was primarily driven by the establishment of consistent customer collection rates year over year and a decline in deferred revenue during fiscal 2021 compared with an increase in fiscal 2020. Both items were partially offset by our net transactions with Dell. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.
•Investing Activities — Cash used in investing activities totaled $18.1 million and $12.6 million in fiscal 2021 and fiscal 2020, respectively. The use of cash for fiscal 2021 primarily related to our acquisition of Delve for $15.1 million, net of cash acquired, and capital expenditures of $3.0 million. The use of cash for fiscal 2020 consisted primarily of capital expenditures for property and equipment to support our data center and facility infrastructure, as well as certain capitalized costs related to the development of our security analytics software platform.
•Financing Activities — Cash used in financing activities was $4.0 million and $14.0 million in fiscal 2021 and fiscal 2020, respectively. The usage in fiscal 2021 reflected employee tax withholding payments of $5.5 million associated with the vesting of stock compensation grants, which was partially offset by proceeds of $1.5 million from stock options exercised during fiscal 2021. The usage in fiscal 2020 reflected employee tax withholding payments of $8.5 million associated with the vesting of stock compensation grants and our repurchase of $6.4 million of our Class A common stock pursuant to our stock repurchase program, which expired by its terms on May 1, 2020, and payment of a long-term financing arrangement of $0.5 million, which was partially offset by proceeds of $1.3 million from stock options exercised during fiscal 2020. For information about our former stock repurchase program, see “Notes to Consolidated Financial Statements—Note 10—Stockholders' Equity” in our consolidated financial statements included in this report.

Contractual Cash Obligations
Contractual cash obligations are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$6,973	$12,533	$9,879	$4,148	$33,533
Purchase obligations	4,923	4,738	—	—	9,661
Total	$11,896	$17,271	$9,879	$4,148	$43,194

For information about leases and purchase obligations, see “Notes to Consolidated Financial Statements—Note 9—Leases” and “Notes to Consolidated Financial Statements—Note 8—Commitments and Contingencies” in our consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
As of January 29, 2021, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Revenue Recognition. Secureworks derives revenue primarily from three sources: (1) subscription revenue related to managed security services, (2) software-as-a-service subscription revenue related to our security analytics software platform and (3) professional services, including security and risk consulting and incident response solutions.
Subscription-based managed security service arrangements typically include security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. The Company uses its hardware appliances in providing security services required to access the Company’s Counter Threat Platform. The arrangements that require hardware do not typically convey ownership of the appliance to the customer. Moreover, any related installation fees are non-refundable and are also incapable of being distinct within the context of the arrangement. Therefore, the Company has determined that these arrangements constitute a single performance obligation for which the revenue and any related costs are recognized ratably over the term of the arrangement, which reflects the Company’s performance in transferring control of the services to the customer.
Taegis is a cloud-native security analytics software platform deployed as a subscription-based software-as-as-service, or SaaS, designed to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations for our customers. Taegis offerings currently include two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR. The two SaaS applications are separate performance obligations. They are promises that are both capable of being distinct and distinct within the context of the contract, primarily because they function independently and can be purchased separately from one another. Customers do not have the right to take possession of the software platform. Revenue for our SaaS applications is recognized on a straight-line basis over the term of the arrangement, beginning with provision of the tenant by grant of access to the software platform. Customers also have the option to purchase an add-on managed service to supplement the XDR SaaS application, referred to as our Managed Detection and Response, or ManagedXDR, subscription service. The ManagedXDR service is identified as a distinct performance obligation that is separable from the SaaS application. While a customer must purchase and deploy the XDR software to gain any utility from the ManagedXDR service, a customer can purchase and benefit from using the XDR SaaS application on its own. In order to conclude that the two promises are not separately identifiable, the interrelationship/interdependence would most likely have to be reciprocal between the two separate offerings. The nature of the ManagedXDR service is to stand-ready, or deliver an unspecified quantity of services each day during the contract term, based on customer-specific needs. The ManagedXDR service period is contractually tied to the related software application and, as a stand ready obligation, will be recognized on a straight-line basis over the term of the arrangement.
Amounts that have been invoiced for our managed security service subscription arrangements and our Taegis SaaS application offerings where the relevant revenue recognition criteria have not been met will be included in deferred revenue.

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
We recognize revenue when all of the following criteria are met:
•Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) we enter into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) payment terms can be identified and collection of substantially all consideration to which we will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer's intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and (ii) distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. When promised goods or services are incapable of being distinct, we account for them as a combined performance obligation. With regard to a typical contract for subscription-based managed security services, the performance obligation represents a series of distinct services that will be accounted for as a single performance obligation. For a typical contract that includes subscription-based SaaS applications, each application is generally considered to be distinct and accounted for as a separate performance obligation. In a typical professional services contract, Secureworks has a separate performance obligation associated with each service. We generally act as a principal when delivering either our subscription-based solutions or our professional services arrangement and, thus, recognize revenue on a gross basis.
•Determination of the transaction price—The total transaction price is primarily fixed in nature as the consideration is tied to the specific services purchased by the customer, which constitutes a series of distinct services for delivery of the solutions over the duration of the contract for our subscription services. For professional services contracts, variable consideration exists in the form of rescheduling penalties and expense reimbursements; no estimation is required at contract inception, since variable consideration is allocated to the applicable period.
•Allocation of the transaction price to the performance obligations in the contract—We allocate the transaction price to each performance obligation based on the performance obligation's standalone selling price. Standalone selling price is determined by considering all information available to us, such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, the Company satisfies performance obligation—We recognize revenue over time on a ratable recognition basis using a time-elapsed output method to measure progress for all subscription-based performance obligations, including managed security services and SaaS applications, over the contract term. For any upgraded installation services, which we have determined represent a performance obligation separate from its subscription-based arrangements, revenue is recognized over time using hours elapsed over the service term as an appropriate method to measure progress. For the performance obligation pertaining to professional services arrangements, we recognize revenue over time using an input method based on time (hours or days) incurred to measure progress over the contract term.
Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The allocation of the purchase price in a business combination requires us to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets and the profit margin a market participant would receive. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis, or as potential triggering events are identified. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment exists. We may elect to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes our consideration of relevant events and circumstances that would affect our single reporting unit, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the market price of our Class A common stock. We will perform a quantitative impairment test by comparing our reporting unit’s carrying amount, including goodwill, to its fair value if any of the aforementioned qualitative factors indicate that it is more likely than not to be impaired. We may choose to perform the quantitative assessment periodically even if the qualitative assessment does not require us to do so. For goodwill and our indefinite-lived intangible assets, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
We performed a quantitative assessment during fiscal 2021 largely due to the unique macroeconomic factors caused by the COVID-19 pandemic and concluded based on our quantitative assessment that the reporting unit's fair value exceeded its carrying amount. The assumptions used in the quantitative model to test impairment are consistent with those which we believe hypothetical marketplace participants (market approach) would use. We have determined that we have a single goodwill reporting unit, and, accordingly, for the quantitative analysis, we compare the fair value of this goodwill reporting unit to its carrying value. We also performed a quantitative assessment for our trade name intangible asset during fiscal 2021 using the royalty savings method. The assumptions used in the model value the intangible asset by estimating the cost of royalties saved through its ownership rather than paying a rent or royalty to another party for the use of the asset. Upon performing each of the aforementioned quantitative assessments for goodwill and for our trade name intangible asset, it was determined that no impairment existed at our test date of November 1, 2020. Subsequently, no events occurred through our January 29, 2021 year end that would indicate an impairment exists.
Stock-Based Compensation. Our compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies Inc., or Dell Technologies. Under the plans, we and, prior to the IPO date, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on grant date fair value. Fair value for restricted stock awards and restricted stock units under our plan is based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying Class A common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The annual grant of restricted stock and restricted stock units issued during the fiscal year ended January 29, 2021 vest over an average service period of three years and approximately 15% of such awards are subject to performance conditions. Stock-based compensation expense, regarding service-based awards, is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense, regarding performance awards, is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. We estimate a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu, the Japanese Yen, the Australian Dollar and the Canadian Dollar; the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
As our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SecureWorks Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of SecureWorks Corp. and its subsidiaries (the “Company”) as of January 29, 2021 and January 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2021 and January 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
March 25, 2021

We have served as the Company's auditor since 2014.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	January 29, 2021	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$220,300	$181,838
Accounts receivable, net	108,005	111,798
Inventories	560	746
Other current assets	17,349	27,449
Total current assets	346,214	321,831
Property and equipment, net	17,143	27,606
Goodwill	425,861	416,487
Operating lease right-of-use assets, net	22,330	23,463
Intangible assets, net	157,820	180,052
Other non-current assets	75,993	78,592
Total assets	$1,045,361	$1,048,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,769	$18,690
Accrued and other current liabilities	109,134	98,855
Deferred revenue	168,437	175,847
Total current liabilities	294,340	293,392
Long-term deferred revenue	9,590	12,690
Operating lease liabilities, non-current	22,461	24,669
Other non-current liabilities	51,189	50,400
Total liabilities	377,580	381,151
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 12,450 and 11,206 issued and outstanding, respectively	124	112
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	917,344	896,983
Accumulated deficit	(229,831)	(207,929)
Accumulated other comprehensive loss	(660)	(3,090)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	667,781	666,880
Total liabilities and stockholders' equity	$1,045,361	$1,048,031

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Net revenue	$561,034	$552,765	$518,709
Cost of revenue	242,167	252,796	246,117
Gross margin	318,867	299,969	272,592
Research and development	105,008	94,964	87,608
Sales and marketing	144,934	157,674	141,818
General and administrative	101,760	99,505	91,898
Total operating expenses	351,702	352,143	321,324
Operating loss	(32,835)	(52,174)	(48,732)
Interest and other, net	1,034	850	2,778
Loss before income taxes	(31,801)	(51,324)	(45,954)
Income tax benefit	(9,899)	(19,658)	(6,853)
Net loss	(21,902)	(31,666)	(39,101)
Loss per common share (basic and diluted)	$(0.27)	$(0.39)	$(0.48)
Weighted-average common shares outstanding (basic and diluted)	81,358	80,563	80,710

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Net loss	$(21,902)	$(31,666)	$(39,101)
Foreign currency translation adjustments, net of tax	2,430	(206)	(2,914)
Comprehensive loss	$(19,472)	$(31,872)	$(42,015)

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Cash flows from operating activities:
Net loss	$(21,902)	$(31,666)	(39,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,614	42,932	41,207
Stock-based compensation expense	24,414	19,548	19,370
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,485)	270	(1,818)
Income tax benefit	(9,899)	(19,658)	(6,853)
Other non cash impacts	392	1,830	—
Provision for credit losses	1,810	3,099	2,356
Changes in assets and liabilities:
Accounts receivable	2,557	26,789	13,750
Net transactions with parent	11,788	(12,483)	(1,797)
Inventories	186	(278)	562
Other assets	18,659	13,293	(7,277)
Accounts payable	(1,527)	7,008	(6,117)
Deferred revenue	(9,759)	14,463	20,942
Accrued and other current liabilities	3,741	13,692	21,975
Net cash provided by operating activities	60,589	78,839	57,199
Cash flows from investing activities:
Capital expenditures	(3,005)	(12,590)	(10,200)
Acquisition of Subsidiary, net of cash	(15,081)	—	—
Net cash used in investing activities	(18,086)	(12,590)	(10,200)
Cash flows from financing activities:
Proceeds from stock option exercises	1,469	1,327	—
Principal payments on financing arrangement with Dell Financial Services	—	—	(2,208)
Taxes paid on vested restricted shares	(5,510)	(8,453)	(2,207)
Purchases of stock for treasury	—	(6,377)	(13,531)
Payments on financed capital expenditures	—	(500)	(1,000)
Net cash used in financing activities	(4,041)	(14,003)	(18,946)

Net increase in cash and cash equivalents	38,462	52,246	28,053
Cash and cash equivalents at beginning of the period	181,838	129,592	101,539
Cash and cash equivalents at end of the period	220,300	181,838	129,592

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Financed capital expenditures	$—	$724	$373
Income taxes paid	$1,933	$1,746	$1,961

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2018	11,085	$111	70,000	$700	$867,411	$(137,162)	$30	$—	$731,090
Net loss	—	—	—	—	—	(39,101)	—	—	(39,101)
Other comprehensive loss	—	—	—	—	—	—	(2,914)	—	(2,914)
Vesting of restricted stock units	598	5	—	—	(5)	—	—	—	—
Grants of restricted stock awards, net	386	4	—	—	(4)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(234)	(2)	—	—	(2,205)	—	—	—	(2,207)
Stock-based compensation	—	—	—	—	19,370	—	—	—	19,370
Shares repurchased	(819)	$(8)	—	$—	$—	$—	$—	$(13,523)	$(13,531)
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(31,666)	—	—	(31,666)
Other comprehensive loss	—	—	—	—	—	—	(206)	—	(206)
Vesting of restricted stock units	957	9	—	—	(9)	$—	—	—	—
Exercise of stock options	95	1			1,326			—	1,327
Grants of restricted stock awards, net	122	1	—	—	(1)	—	—	—	—
Cancellation of unvested restricted stock awards	(124)	(1)			1				—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(422)	(4)	—	—	(8,449)	—	—	—	(8,453)
Stock-based compensation	—	—	—	—	19,548	—	—	—	19,548
Shares repurchased	(438)	(4)	—	—	—	—	—	(6,373)	(6,377)
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(21,902)	—	—	(21,902)
Other comprehensive income	—	—	—	—	—	—	2,430	—	2,430
Vesting of restricted stock units	1,148	11	—	—	(11)	—	—	—	—
Exercise of stock options	105	1	—	—	1,468	—	—	—	1,469
Grants of restricted stock awards, net	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(464)	(5)	—	—	(5,505)	—	—	—	(5,510)
Stock-based compensation	—	—	—	—	24,414	—	—	—	24,414
Balances, January 29, 2021	12,450	$124	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “Secureworks” or the “Company”) is a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting the Company's customers by outpacing and outmaneuvering adversaries.
On April 27, 2016, the Company completed its initial public offering (“IPO”), as further described below. Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, "Dell") all shares of the Company's outstanding Class B common stock, which as of January 29, 2021 represented approximately 84.9% of the Company's total outstanding shares of common stock and approximately 98.3% of the combined voting power of both classes of the Company's outstanding common stock.
The Company has one primary business activity, which is to provide customers with technology-driven information security solutions. The Company’s chief operating decision-maker, who is the Chief Executive Officer, makes operating decisions, assesses performance and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, Secureworks operates its business as a single reportable segment.
Basis of Presentation and Consolidation
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company's financial statements and notes. The inputs into certain of the Company's assumptions and estimations considered the economic implications of the coronavirus disease 2019 ("COVID-19") pandemic on the Company's critical and significant accounting estimates. The consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services are charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the related party transactions, see “Note 14—Related Party Transactions.”
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under the benefits for loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See “Note 12—Income and Other Taxes” for more information.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, as fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Fiscal 2021, fiscal 2020 and fiscal 2019 each consisted of 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's consolidated financial statements as of and for the twelve months ended January 29, 2021. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
increased judgment and be subject to a higher degree of variability and volatility. As the pandemic continues to evolve, the Company's estimates may change materially in future periods.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents. As of January 29, 2021 and January 31, 2020, cash and cash equivalents are comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market funds are valued using quoted market prices and are included as Level 1 inputs. As of January 29, 2021 and January 31, 2020, the Company had $85.8 million and $100.5 million, respectively, invested in money market funds.
Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. Accounts receivable are charged against the allowance for credit losses when deemed uncollectible. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of January 29, 2021 and January 31, 2020, the allowance for credit losses was $4.8 million and $5.1 million, respectively.
Unbilled accounts receivable included in accounts receivable, totaling $8.9 million and $11.2 million as of January 29, 2021 and January 31, 2020, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming fiscal year.
Allowance for Credit Losses. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses, net of recoveries. The Company assesses its allowance by taking into consideration forecasts of future economic conditions, information about past events, such as its historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The expense associated with the allowance for credit losses is recognized in general and administrative expenses.
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
Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, depreciation expense was $12.9 million, $14.7 million and $13.5 million, respectively. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.
Leases. The Company determines if any arrangement is, or contains, a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Secureworks is the lessee in a lease contract when the Company obtains the right to control the asset. Operating leases are included in the line items operating lease right-of-use assets, net; accrued and other current liabilities; and operating lease liabilities, non-current in the consolidated statements of financial position. Leases with a lease term of 12 months or less at inception are not recorded in the consolidated statements of financial position and are expensed on a straight-line basis over the lease term in the consolidated statements of operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company's leases do not provide an implicit interest rate, Secureworks uses the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When the Company's contracts contain lease and non-lease components, the Company accounts for both components as a single lease component. See "Note 9—Leases" for further discussion. The Company adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), also referred to as Topic 842, effective February 2, 2019. As a result of the

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
adoption for the fiscal year beginning February 2, 2019, the Company recorded initial operating lease ROU assets and liabilities, all related to real estate, of $28.0 million and $31.8 million, respectively.
Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis, or as potential triggering events are identified. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment exists. The Company may elect to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, including goodwill. The qualitative assessment includes the Company's consideration of relevant events and circumstances that would affect the Company's single reporting unit, including macroeconomic, industry, and market conditions, the Company's overall financial performance, and trends in the market price of the Company's Class A common stock. The Company will perform a quantitative impairment test by comparing the reporting unit’s carrying amount, including goodwill, to its fair value if any of the aforementioned qualitative factors indicate that it is more likely than not to be impaired. The Company may choose to perform the quantitative assessment periodically even if the qualitative assessment does not require the Company to do so. For the Company's goodwill and indefinite-lived intangible assets, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
The company performed a quantitative assessment during fiscal 2021 largely due to the unique macroeconomic factors caused by the COVID-19 pandemic and concluded based on the Company's quantitative assessment that the reporting unit's fair value was in excess of its carrying amount. The assumptions used in the quantitative model to test impairment are consistent with those which the Company believes hypothetical marketplace participants (market approach) would use. The Company has determined that it has a single goodwill reporting unit, and, accordingly, for the quantitative analysis, the Company compared the fair value of this goodwill reporting unit to its carrying value. The Company also performed a quantitative assessment for its trade name intangible asset during fiscal 2021 using the royalty savings method. The assumptions used in the model value the intangible asset by estimating the cost of royalties saved through its ownership rather than paying a rent or royalty to another party for the use of the asset. Upon performing each of the aforementioned quantitative assessments for goodwill and the trade name intangible asset, it was determined that no impairment existed at the Company's test date of November 1, 2020. Subsequently, no events occurred through January 29, 2021 year end that would indicate an impairment exists.
Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The allocation of the purchase price in a business combination requires significant estimates to be made in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates, the time and expense that would be necessary to recreate the assets and the profit margin a market participant would receive. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations. For more information, see Note 3 —"Business Combinations."
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
The Company’s customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company's sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes the deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be six years) in sales and marketing expenses. These assets are classified as non-current and included in other non-current assets in the Consolidated Statements of Financial Position. As of January 29, 2021 and January 31, 2020, the amount of deferred commissions included in other non-current assets was $57.9 million and $62.8 million, respectively.
Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company capitalizes and amortizes these fulfillment costs on a straight-line basis over the economic life of the services, or approximately four years, in cost of revenue. As of January 29, 2021 and January 31, 2020, the amount of deferred fulfillment costs included in other non-current assets was $11.0 million and $11.4 million, respectively.
Foreign Currency Translation. During the periods presented, Secureworks primarily operated in the United States. For the majority of the Company’s international businesses, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Consolidated Statements of Operations within interest and other, net. These transaction (losses) gains totaled $1.5 million, $(0.3) million and $1.8 million in the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
Revenue Recognition. Secureworks derives revenue primarily from three sources: (1) subscription revenue related to managed security services, (2) software-as-a-service subscription revenue related to our security analytics software platform and (3) professional services, including security and risk consulting and incident response solutions.
Subscription-based managed security service arrangements typically include security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. The Company uses its hardware appliances in providing security services required to access the Company’s Counter Threat Platform. The arrangements that require hardware do not typically convey ownership of the appliance to the customer. Moreover, any related installation fees are non-refundable and are also incapable of being distinct within the context of the arrangement. Therefore, the Company has determined that these arrangements constitute a single performance obligation for which the revenue and any related costs are recognized over the term of the arrangement ratably, which reflects the Company’s performance in transferring control of the services to the customer.
Taegis is a cloud-native security analytics software platform deployed as a subscription-based software-as-as-service (SaaS), designed to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations for customers. Taegis offerings currently include two applications, Extended Detection and Response (“XDR”), and Vulnerability Detection and Response (“VDR”). The two SaaS applications are separate performance obligations. They are promises that are both capable of being distinct and distinct within the context of the contract, primarily because they function independently and can be purchased separately from one another. Customers do not have the right to take possession of the software platform. Revenue for the SaaS applications is recognized on a straight-line basis over the term of the arrangement, beginning with provision of the tenant by grant of access to the software platform. Customers also have the option to purchase an add-on managed service to supplement the XDR SaaS application, referred to as the Managed Detection and Response (“ManagedXDR”) subscription service. The ManagedXDR service is identified as a distinct performance obligation that is separable from the SaaS application. While a customer must purchase and deploy the XDR software to gain any utility from the ManagedXDR service, a customer can purchase and benefit from using the XDR SaaS application on its own. In order to conclude that the two promises are not separately identifiable, the interrelationship/interdependence would most likely have to be reciprocal between the two separate offerings. The nature of the ManagedXDR service is to stand ready, or deliver an unspecified quantity of services each day during the contract term, based on customer-specific needs. The ManagedXDR service period is contractually tied to the related software application, and as a stand-ready obligation, will be recognized on a straight-line basis over the term of the arrangement.
Amounts that have been invoiced for the managed security service subscription arrangements and the Taegis SaaS application offerings where the relevant revenue recognition criteria have not been met will be included in deferred revenue.
Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized using an input method over the contract term.
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on, and concurrently with, specific revenue-producing transactions.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The Company recognizes revenue when all of the following criteria are met:
•Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) payment terms can be identified and collection of substantially all consideration to which the Company will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer's intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both (i) capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from the Company, and (ii) distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. When promised goods or services are incapable of being distinct, the Company accounts for them as a combined performance obligation. With regard to a typical contract for subscription-based managed security services, the performance obligation represents a series of distinct services that will be accounted for as a single performance obligation. For a typical contract that includes subscription-based SaaS applications, each is generally considered to be distinct and accounted for as separate performance obligations. In a typical professional services contract, Secureworks has a separate performance obligation associated with each service. The Company generally acts as a principal when delivering either the subscription-based solutions or the professional services arrangement and, thus, recognizes revenue on a gross basis.
•Determination of the transaction price—The total transaction price is primarily fixed in nature as the consideration is tied to the specific services purchased by the customer, which constitutes a series for delivery of the solutions over the duration of the contract for the Company's subscription services. For professional services contracts, variable consideration exists in the form of rescheduling penalties and expense reimbursements; no estimation is required at contract inception, since variable consideration is allocated to the applicable period.
•Allocation of the transaction price to the performance obligations in the contract—The Company allocates the transaction price to each performance obligation based on the performance obligation's standalone selling price. Standalone selling price is determined by considering all information available to the Company, such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, the Company satisfies performance obligation—The Company recognizes revenue over time on a ratable recognition basis using a time-elapsed output method to measure progress for all subscription-based performance obligations, including managed security services and SaaS applications, over the contract term. For any upgraded installation services, which the Company has determined represent a performance obligation separate from its subscription-based arrangements, revenue is recognized over time using hours elapsed over the service term as an appropriate method to measure progress. For the performance obligation pertaining to professional services arrangements, the Company recognizes revenue over time using an input method based on time (hours or days) incurred to measure progress over the contract term.
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
The following table presents revenue by service type (in thousands):

	January 29, 2021	January 31, 2020	February 1, 2019
Managed Security Services revenue	$395,788	$417,268	$396,130
Taegis SaaS revenue	32,149	2,221	—
Security and Risk Consulting revenue	133,097	133,276	122,579
Total revenue	$561,034	$552,765	$518,709

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
Sales and Marketing. Sales and marketing expense consists of compensation and related expenses, that include salaries, benefits, and performance-based compensation (including sales commissions and related expenses for sales and marketing personnel), marketing and advertising programs, such as lead generation, customer advocacy events, other brand-building expenses and allocated overhead. Advertising costs are expensed as incurred and were $19.2 million, $13.3 million and $12.6 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
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
Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company accounts for the tax impact of including Global Intangible Low Tax Income (“GILTI”) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines all or part of the net deferred tax assets are not realizable in the future, it will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.
The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
Stock-Based Compensation. The Company’s compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies. Under the plans, the Company, and prior to the IPO, Dell Technologies, have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on grant date fair value. Fair value for restricted stock awards and restricted stock units under the Company’s plan is based on the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant the Company must determine the fair value of the underlying Class A common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The Company's annual grant of restricted stock and restricted stock units issued during the fiscal year ended January 29, 2021 vest over an average service period of three years and approximately 15% of such awards are subject to performance conditions. Stock-based compensation expense with respect to service-based awards is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense, with respect to performance awards is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
Loss Contingencies. Secureworks is subject to the possibility of various losses arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. See “Note 8–Commitments and Contingencies” for more information about loss contingencies.
Recently Adopted Accounting Pronouncements
Debt— The Company adopted Accounting Standard Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for the Company beginning on March 12, 2020 and the Company will apply the amendments prospectively through December 31, 2022. There was no impact to the Company's consolidated financial statements as a result of adopting this standard update.
Intangibles - Goodwill and Other - Internal-Use Software—The Company adopted ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," effective February 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of the standard had no material impact on the consolidated financial statements.
Intangibles - Goodwill and Other—The Company adopted ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," effective February 1, 2020. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required the Company to determine the implied fair value of goodwill by allocating the reporting unit's fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. The updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The adoption of the standard had no impact on the consolidated financial statements.
Financial Instruments - Credit Losses—The Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," effective February 1, 2020. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard had no material impact on the consolidated financial statements. Under the new standard, the Company assesses its allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as its historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in operating expenses in the Company's Consolidated Statement of Operations.
Recently Issued Accounting Pronouncements
Income Taxes — In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact on its consolidated financial statements of this new standard, which will be effective beginning in first quarter of fiscal 2022.
NOTE 3 — BUSINESS COMBINATIONS
On September 21, 2020, the Company acquired all of the outstanding shares (representing 100% of the voting interest) of Delve Laboratories Inc. ("Delve") for approximately $15.4 million. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve's software-as-a-service solution is powered by artificial intelligence and machine-learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. Secureworks is integrating the vulnerability discovery and prioritization technology into new offerings within its cloud-based portfolio, including its Taegis software platform and XDR application, expanding visibility and insights for users. The financial results of Delve have been included in the Company's consolidated financial statements prospectively from the date of acquisition within the Company's single reporting unit. The goodwill recognized below in connection with the transaction is primarily attributable to the software intellectual property acquired and the anticipated synergies from future growth of the product and the Company’s Taegis software platform. The acquisition was treated as an asset transaction for tax purposes and $9.1 million of goodwill acquired is expected to be deductible for tax purposes. Transaction costs were approximately $0.6 million and were expensed as incurred by the Company. The acquired business did not have a material impact to the consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
The following table summarizes the allocation of the aggregate purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands), which has now been completed as of January 29, 2021:

Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$343
Accounts and notes receivable	101
Other current assets	608
Intangibles	6,200
Total identifiable assets	7,252
Goodwill	9,108
Total assets acquired	16,360
Liabilities assumed:
Accounts payable	28
Accrued and other liabilities	688
Non-current liabilities	220
Total liabilities assumed	936
Purchase consideration	$15,424

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The intangibles identified in the transaction represent technology-based assets with an established useful life of 6 years. The value of the acquired assets was estimated using the relief from royalty method, an income approach (Level 3), which provides an estimate of cost savings that accrue to the owner of the asset that would otherwise be payable as royalties or license fees on revenue earned through the use of the asset.
NOTE 4 — LOSS PER SHARE
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

The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Numerator:
Net loss	$(21,902)	$(31,666)	$(39,101)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	81,358	80,563	80,710
Loss per common share:
Basic and Diluted	$(0.27)	$(0.39)	$(0.48)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,347	5,826	5,966

NOTE 5 — CONTRACT BALANCES AND CONTRACT COSTS
Promises to provide the Company's subscription-based solutions related to managed security services are accounted for as a single performance obligation and SaaS applications that are accounted for as separate performance obligations, both over an average period of two years. Performance obligations related to the Company's security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the fiscal year ended January 29, 2021, on average, 57% of the Company's recurring revenue was billed in advance and approximately 43% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Changes to the Company's deferred revenue during the fiscal years ended January 29, 2021 and January 31, 2020 are as follows (in thousands):

	As of January 31, 2020	Upfront payments received and billings during the fiscal year ended January 29, 2021	Revenue recognized during the fiscal year ended January 29, 2021	As of January 29, 2021
Deferred revenue	$188,537	$250,257	$(260,767)	$178,027

	As of February 1, 2019	Upfront payments received and billings during the fiscal year ended January 31, 2020	Revenue recognized during the fiscal year ended January 31, 2020	As of January 31, 2020
Deferred revenue	$173,929	$249,215	$(234,607)	$188,537

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated ("active"); and (ii) the value of subscription-based solutions contracted with customers that have not yet been installed ("backlog"). Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
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
As of January 29, 2021, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$287,606	$163,883	$83,947	$30,771	$9,005
Performance obligation - backlog	21,773	6,865	6,859	5,898	2,151
Total	$309,379	$170,748	$90,806	$36,669	$11,156
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Changes in the balance of total deferred commission and total deferred fulfillment costs during the fiscal years ended January 29, 2021 and January 31, 2020 are as follows (in thousands):

	As of January 31, 2020	Amount capitalized	Amount expensed	As of January 29, 2021
Deferred commissions	$62,785	$16,376	$(21,273)	$57,888
Deferred fulfillment costs	11,366	5,342	(5,699)	11,009

	As of February 1, 2019	Amount capitalized	Amount expensed	As of January 31, 2020
Deferred commissions	$62,895	$19,053	$(19,163)	$62,785
Deferred fulfillment costs	10,973	5,921	(5,528)	11,366
As referenced in “Note 2 — Significant Accounting Policies,” deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which historically had been estimated to be seven years. During the third quarter of fiscal 2020, the Company determined a change in the estimated life of the customer relationship to six years. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the fiscal year ended January 29, 2021.
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill increased $9.4 million (of which $0.3 million is due to foreign currency translation) for the fiscal year ended January 29, 2021, as compared to the fiscal year ended January 31, 2020, as a result of the acquisition of Delve as described in Note 3 — "Business Combinations". Accordingly, goodwill totaled $425.9 million as of January 29, 2021 and $416.5 million as of January 31, 2020.
Goodwill and indefinite-lived intangible assets are evaluated for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2021 by performing a quantitative assessment of goodwill at the reporting unit level, as well as related to the Company's indefinite-lived intangible asset. In performing this quantitative assessment of goodwill, the Company used the market approach to determine the fair value of the reporting unit and compared the fair value to its carrying value. The market approach used indicates fair value of a business or asset based on a comparison of the business or asset to comparable publicly traded companies or comparable public or private transactions in a specific industry. The assumptions used in the valuation are consistent with those which the Company believes hypothetical market participants would use.
In performing the quantitative assessment of the indefinite-lived intangible asset, the Company determined the fair value using the relief from royalty method, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be generated by the indefinite-lived intangible asset, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the impairment assessment date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The discount rate used in the valuation was based on the Company’s weighted average cost of capital and the growth of the earnings associated with the indefinite-lived intangible asset.
Based on the results of the annual impairment test, the Company determined that the derived fair values of the Secureworks' reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicates no impairment as of January 29, 2021. Further, no triggering events have subsequently transpired that would indicate a potential impairment subsequent to the test date through January 29, 2021.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
The Company's intangible assets at January 29, 2021 and January 31, 2020 were as follows:

	January 29, 2021			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(105,341)	$84,177	$189,518	$(91,246)	$98,272
Technology	143,821	(100,296)	43,525	137,371	(85,709)	51,662
Finite-lived intangible assets	333,339	(205,637)	127,702	326,889	(176,955)	149,934
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$363,457	$(205,637)	$157,820	$357,007	$(176,955)	$180,052

Amortization expense related to finite-lived intangible assets was approximately $28.7 million, $28.2 million and $27.7 million for the fiscal year ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. Amortization expense is included within cost of revenue and general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019.

Estimated future pre-tax amortization expense of finite-lived intangible assets as of January 29, 2021 over the next five years and thereafter is as follow (in thousands):

Fiscal Years Ending	January 29, 2021
2022	$29,372
2023	29,170
2024	24,524
2025	15,128
2026	15,128
Thereafter	14,380
Total	$127,702

NOTE 7 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior, unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was extended on the same terms for additional one-year terms. During fiscal 2022, the facility was amended and restated to extend the maturity date from March 26, 2021 to March 25, 2022 and to increase the annual rate at which interest accrues to the applicable LIBOR plus 1.54%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. All other terms remained substantially the same.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of January 29, 2021 or January 31, 2020.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Purchase Obligations —The Company had various purchase obligations at January 29, 2021 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. As of January 29, 2021, the purchase obligations (in thousands) are as follows:

	Payments Due For
	Purchase
Fiscal Years Ending	Obligations	Total
2022	$4,923	$4,923
2023	3,508	3,508
2024	1,230	1,230
2025	—	—
2026	—	—
2027 and beyond	—	—
Total	$9,661	$9,661
(1)    Reflects purchase obligations of annual maintenance services for hardware systems for internal use from a related party. See also “Note 14—Related Party Transactions.”
Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of January 29, 2021, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
Customer-based Taxation Contingencies—Various government entities (“taxing authorities”) require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency. As of January 29, 2021, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. The Company will continue to appeal these rulings, but should the Company not prevail, there could be obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. An estimated liability in the amount of $6.3 million was accrued for the fiscal year ended January 29, 2021. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, it does not cover a material portion of the current estimated liability.
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
Concentrations — The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, the Company had no customer that represented 10% or more of its net revenue during any such fiscal year.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 9 — LEASES
The Company recorded operating lease cost for facilities of approximately $6.1 million and $7.9 million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively. For the fiscal years ended January 29, 2021 and January 31, 2020, operating lease cost include expenses in connection with variable lease costs of $0.7 million and $1.2 million, respectively, which primarily consisted of utilities and common area charges.
For the fiscal years ended January 29, 2021 and January 31, 2020, the Company recorded operating lease costs of equipment leases of approximately $1.6 million and $2.3 million, respectively. For the fiscal years ended January 29, 2021 and January 31, 2020, equipment leases included short-term lease costs of $1.3 million and $1.2 million, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $5.2 million and $6.8 million during the fiscal years ended January 29, 2021 and January 31, 2020, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

January 29, 2021
Weighted-average remaining lease term	5.1 years
Weighted-average discount rate	5.33%
The following table summarizes the maturity of the Company's operating lease liabilities as of January 29, 2021 (in thousands):

Fiscal Years Ending	January 29, 2021
2022	$6,973
2023	6,440
2024	6,093
2025	5,263
2026	4,616
Thereafter	4,148
Total operating lease payments	$33,533
Less imputed interest	(4,223)
Total operating lease liabilities	$29,310

The Company's leases have remaining lease terms of 5 months to 6 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
NOTE 10 — STOCKHOLDERS' EQUITY
On September 26, 2018, the Company's board of directors authorized a stock repurchase program, under which the Company was authorized to repurchase up to $15 million of the Company's Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company's Class A common stock through May 1, 2020, on which date the program terminated. During the fiscal year ended January 29, 2021, no shares of Class A common stock were repurchased.
NOTE 11 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN
In connection with the IPO, the Company's board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan became effective on April 18, 2016, and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 12,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
compensation committee of the board of directors. The Company utilizes both authorized and unissued shares to satisfy all shares issued under the 2016 Plan. During the fiscal year ended February 1, 2019, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 4,000,000 shares. As of January 29, 2021, there were approximately 1,974,275 shares of Class A common stock available for future grants under the 2016 Plan.
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
During the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, no stock options were granted to employees or directors. The Company recognized $1.4 million, $2.7 million and $3.7 million in compensation expense for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively, for previously granted options.
The fair value of stock options is estimated as of the date of the grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The expected term was estimated using the SEC simplified method. The risk-free interest rate is the continuously compounded, term-matching, zero-coupon rate from the valuation date. The volatility is the leverage-adjusted, term-matching, historical volatility of peer firms. The dividend yield assumption is consistent with management expectations of dividend distributions based upon the Company’s business plan at the date of grant.
The following table summarizes stock option activity and options outstanding and exercisable for the fiscal years ended, and as of, January 29, 2021, January 31, 2020 and February 1, 2019.

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value[1]
					(in thousands)
Balance, February 2, 2018	2,525,102	$14.00
Granted	—	—
Exercised	(9,826)	14.00
Canceled, expired or forfeited	(27,514)	14.00
Balance, February 1, 2019	2,487,762	$14.00
Granted	—	—
Exercised	(94,826)	14.00
Canceled, expired or forfeited	(144,939)	14.00
Balance, January 31, 2020	2,247,997	$14.00
Granted	—	—
Exercised	(104,921)	14.00
Canceled, expired or forfeited	(367,511)	14.00
Balance, January 29, 2021	1,775,565	$14.00	5.2	$6.01	$—

Options vested and expected to vest, January 29, 2021	1,775,565	$14.00	5.2	$6.01	$—

Options exercisable, January 29, 2021	1,597,728	$14.00	5.2	$6.02	$—
(1)    The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company's closing share price of $13.84 as reported on the Nasdaq Global Select Market on January 29, 2021, that would have been received by the option holders had all in-the-money options been exercised as of that date.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The total fair value of options vested was $2.6 million, $3.6 million and $3.7 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. At January 29, 2021, unrecognized stock-based compensation expense related to stock options was $0.2 million, net of estimated forfeitures, which is expected to be recognized over the weighted-average remaining requisite period of less than one year.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Dell Technologies Inc. 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company's executive officers. Upon the closing of the Company’s IPO, all unvested time-based awards were forfeited and 32,000 vested time-based stock options remained outstanding and 400,001 performance-based options remained unvested and outstanding subject to award terms. During the fiscal year ended February 1, 2019, the 400,001 performance-based options vested with a total fair value of $2.4 million. During the fiscal year ended January 31, 2020, 90,000 options were exercised with a pre-tax intrinsic value of $3.8 million. Cash proceeds received by Dell Technologies from the exercise of these stock options were $1.3 million and the tax benefit realized was $0.9 million for the fiscal year ended January 31, 2020. During the fiscal year ended January 29, 2021, 332,001 options were exercised with a pre-tax intrinsic value of $16.1 million. Cash proceeds received by Dell Technologies from the exercise of these stock options were $4.6 million and the tax benefit realized was $3.9 million for the fiscal year ended January 29, 2021. As of January 29, 2021, 10,000 time-based stock options remained outstanding. Given that all outstanding options vested in fiscal 2019, the Company recognized no related compensation expense for the fiscal year ended January 29, 2021 and January 31, 2020 and recognized compensation expense of $0.5 million for the fiscal year ended February 1, 2019.
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
In connection with the IPO, the Company granted RSAs and RSUs to employees and directors. The fair value of the RSAs and RSUs was $14.00 per share and all will vest over an average service period of four years. During the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 the Company issued additional restricted stock and restricted stock units to employees at weighted-average fair values per share of $11.60, $16.93 and $9.78, respectively. The Company's annual grants of RSAs and RSUs issued during the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 vest ratably over three years. Approximately 15% of such awards are subject to performance conditions for the fiscal year ended January 29, 2021 and 50% were subject to performance conditions for the fiscal years ended January 31, 2020 and February 1, 2019. Of the 4.5 million RSAs and RSUs outstanding on January 29, 2021, approximately 0.9 million were performance-based awards and 3.6 million were service-based awards. For the fiscal year ended January 29, 2021, approximately 38,000 shares were additionally granted for the performance-based awards that were tied to results for that fiscal year.
The Company recognized compensation expense related to RSAs and RSUs of $23.0 million, $16.8 million and $15.2 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. At January 29, 2021, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $33.7 million, which is expected to be recognized over the weighted-average remaining requisite period of 2.1 years.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes activity for restricted stock and restricted stock units for the fiscal years ended, and as of, January 29, 2021, January 31, 2020 and February 1, 2019.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value[1]
				(in thousands)
Balance, February 2, 2018	2,319,559	$12.16
Granted	2,274,508	9.78
Vested	(793,723)	11.99
Forfeited	(453,866)	10.69
Balance, February 1, 2019	3,346,478	$10.84
Granted	2,087,872	16.93
Vested	(1,282,743)	11.10
Forfeited	(1,088,990)	12.44
Balance, January 31, 2020	3,062,617	$14.32
Granted	3,334,932	11.60
Vested	(1,441,689)	13.51
Forfeited	(442,767)	13.11
Balance, January 29, 2021	4,513,093	$12.68	1.1	$62,461

Restricted stock and restricted stock units expected to vest, January 29, 2021	3,958,235	$12.68	1.3	$54,782
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company's closing share price of $13.84 as reported on the Nasdaq Global Select Market on January 29, 2021, that would have been received by the restricted stock and restricted stock unit holders had all restricted stock and restricted stock units been issued as of that date.
As of January 29, 2021, restricted stock and restricted stock units representing 4.5 million shares of Class A common stock were outstanding, with an aggregate intrinsic value of $62.5 million based on the Company’s closing stock price as reported on the Nasdaq Global Select Market on January 29, 2021. The total fair value of Secureworks' restricted stock and restricted stock units that vested during the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 was $19.5 million, $14.2 million and $9.4 million, respectively, and the pre-tax intrinsic value was $17.6 million, $25.3 million and $8.5 million respectively.
Stock-based Compensation Expense
The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019.

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in thousands)
Cost of revenue	$1,346	$1,206	$780
Research and development	4,410	4,280	4,133
Sales and marketing	3,676	1,694	2,652
General and administrative	14,982	12,368	11,805
Total stock-based compensation expense	$24,414	$19,548	$19,370
The tax benefit related to stock-based compensation expense was $4.1 million, $4.6 million and $4.7 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 respectively.
Long-term Incentive Cash Awards
In March 2017, the Company began granting long-term cash awards to certain employees. The employees who receive the cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to the fiscal year ended January 29, 2021 are subject to various performance conditions and vest in equal annual installments over

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
a three-year period. The cash awards issued during the fiscal year ended January 29, 2021 are not subject to any performance conditions and vest in equal installments over a three-year period. For the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, the Company granted awards of approximately $8.7 million, $7.2 million and $16.5 million, respectively, and recognized $7.0 million, $8.1 million and $7.4 million of related compensation expense, respectively.
Employee Benefit Plan
Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Historically, and through May 31, 2020, the Company matched 100% of each participant’s voluntary contributions ("401(k) employer match"), subject to a maximum contribution of 6% of the participant’s compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the 401(k) Plan. Effective June 1, 2020, the Company suspended the 401(k) employer match as a precautionary measure to preserve financial flexibility in light of COVID-19. Effective January 1, 2021, the 401(k) employer match was reinstated, with no changes to the employer match policy or participant eligibility requirements. For the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, total expense under this plan was $6.7 million, $10.8 million and $10.2 million, respectively. The Company’s expense decreased during the fiscal year ended January 29, 2021 due to the suspension of the 401(k) employer match contribution between June 1, 2020 and December 31, 2020.
NOTE 12 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 were as follows:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019

Loss before income taxes	$(31,801)	$(51,324)	$(45,954)
Income tax benefit	$(9,899)	$(19,658)	$(6,853)
Effective tax rate	31.1%	38.3%	14.9%

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
The change in the Company's effective income tax rate for the fiscal years ended January 29, 2021 and January 31, 2020 was primarily attributable to the improvement in loss before income taxes, the impact of certain discrete and nondeductible items related to the vesting of stock-based compensation units, and the recognition of additional benefits from the utilization of state net operating losses. The change in the Company's effective income tax rate for the fiscal years ended January 31, 2020 and February 1, 2019 was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense and the recognition of additional benefits relating to the research and development credits.
Throughout the fiscal year ended January 29, 2021, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary and final regulatory guidance clarifying certain provisions of the Tax Cuts and Jobs Act of 2017, and the Company anticipates additional regulatory guidance and technical clarifications to be issued. When additional guidance and technical clarifications are issued, the Company will recognize the related tax impact in the quarter in which such guidance is issued. The GILTI provisions of the Act signed into law on December 22, 2017 require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI as a current period cost included in the year incurred.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company's benefit from income taxes to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019

U.S. federal statutory rate	21.0%	21.0%	21.0%
Impact of foreign operations	(2.3)	0.5	0.2
State income taxes, net of federal tax benefit	8.9	3.2	3.2
Research and development credits	7.2	6.5	4.4
Nondeductible/nontaxable items	(3.0)	(0.6)	(4.0)
U.S. Tax Reform	—	2.3	(9.4)
Stock-based compensation	(0.7)	5.4	(0.5)
Total	31.1%	38.3%	14.9%

The benefit for income taxes consists of the following:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in thousands)
Current:
Federal	$1,543	$(8,135)	$(527)
State/Local	(3,755)	(895)	(421)
Foreign	1,906	1,918	1,274
Current	(306)	(7,112)	326
Deferred:
Federal	(9,345)	(10,367)	(5,930)
State/Local	137	(931)	(1,132)
Foreign	(385)	(1,248)	(117)
Deferred	(9,593)	(12,546)	(7,179)
Income tax benefit	$(9,899)	$(19,658)	$(6,853)

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in thousands)
Domestic	$(35,064)	$(55,800)	$(47,523)
Foreign	3,263	4,476	1,569
Loss before income taxes	$(31,801)	$(51,324)	$(45,954)

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The components of the Company's net deferred tax balances are as follows:

	January 29, 2021	January 31, 2020
	(in thousands)
Deferred tax assets:
Deferred revenue	$1,925	$2,743
Provision for credit losses	856	1,056
Credit carryforwards	3,278	5,796
Loss carryforwards	5,459	6,673
Stock-based and deferred compensation	8,163	9,249
Lease right-of-use asset	5,357	5,829
CARES Act payroll deferral	1,617	—
Other	3,464	2,135
Deferred tax assets	30,119	33,481
Valuation allowance	(5,285)	(4,613)
Deferred tax assets, net of valuation allowance	24,834	28,868
Deferred tax liabilities:
Property and equipment	(1,519)	(3,733)
Purchased intangible assets	(38,318)	(44,444)
Operating and compensation related accruals	(14,572)	(16,723)
Lease liability	(3,862)	(4,589)
Other	(1,727)	(1,067)
Deferred tax liabilities	(59,998)	(70,556)
Net deferred tax liabilities	$(35,164)	$(41,688)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.
As of January 29, 2021 and January 31, 2020, the Company had $5.3 million and $4.6 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. The change in the valuation allowance is $0.7 million and $(0.1) million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively. These net operating loss carryforwards began expiring in the fiscal year ended January 29, 2021. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of January 29, 2021 and January 31, 2020. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended January 29, 2021 would have been $31.8 million, $5.2 million and $26.6 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets, as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
As of January 29, 2021, the Company has cumulative undistributed foreign earnings that would incur some amount of local withholding and state taxes if the earnings are distributed to SecureWorks Corp., which is domiciled in the United States. The Tax Cuts and Jobs Act of 2017 fundamentally changes the U.S. approach to taxation of foreign earnings. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and has determined that it may be repatriating certain unremitted foreign earnings that were previously deemed indefinitely reinvested. As of January 29, 2021 and January 31, 2020, the Company has recorded withholding taxes of $0.6 million and $0.3 million, respectively, related to certain unremitted foreign earnings that may be repatriated.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company's beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in thousands)
Beginning unrecognized tax benefits	$6,134	$7,285	$763
Increases related to tax positions of the current year	21	27	1,204
Increases related to tax position of prior years	—	13	5,589
Reductions for tax positions of prior years	(7)	(1,191)	(271)
Ending unrecognized tax benefits	$6,148	$6,134	$7,285

The Company's net unrecognized tax benefits of $3.8 million, $6.6 million and $7.5 million include amounts reflected in the table above, plus accrued interest and penalties of $0.2 million, $0.5 million and $0.3 million as of January 29, 2021, January 31, 2020 and February 1, 2019, respectively, and a tax benefit associated with other indirect jurisdictional effects of uncertain tax positions of $2.6 million as of January 29, 2021 are included in other non-current liabilities in the Consolidated Statements of Financial Position. The net unrecognized tax benefits, if recognized, would increase the Company's income tax benefit and effective income tax benefit rate. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $(0.3) million, $0.2 million and $0.2 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
The Company is currently under income tax audit in both domestic and foreign jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. The Company believes that it has provided adequate reserves related to all matters contained in the tax periods open to examination. Although the Company believes it has made adequate provisions for the uncertainties relating to these audits, if the Company should experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position and cash flows.
The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred. The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail. In the normal course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved. As of January 29, 2021, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. See "Note 8 — Commitments and Contingencies, Customer-based Taxation Contingencies" for more information about loss contingencies.
The Company is no longer subject to tax examinations for years prior to fiscal 2014.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 13 — SELECTED FINANCIAL INFORMATION
The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of January 29, 2021 and January 31, 2020.

	Consolidated
	January 29, 2021	January 31, 2020
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$112,835	$116,919
Allowance for credit losses	(4,830)	(5,121)
Total	$108,005	$111,798
Other current assets:
Income tax receivable	—	10,040
Prepaid maintenance and support agreements	7,898	8,425
Prepaid other	9,451	8,984
Total	$17,349	$27,449
Property and equipment, net
Computer equipment	$53,321	$53,012
Leasehold improvements	25,449	25,087
Other equipment	2,957	2,956
Total property and equipment	81,727	81,055
Accumulated depreciation and amortization	$(64,584)	$(53,449)
Total	$17,143	$27,606
Other noncurrent assets
Prepaid maintenance agreements	3,391	1,260
Deferred tax asset	2,168	1,633
Deferred commission and fulfillment costs	68,897	74,151
Other	1,537	1,548
Total	$75,993	$78,592
Accrued and other current liabilities
Compensation	$63,181	$52,450
Related party payable, net	13,807	3,209
Other	32,146	43,196
Total	$109,134	$98,855
Other non-current liabilities
Deferred tax liabilities	$37,403	$43,321
Other	13,786	7,079
Total	$51,189	$50,400
The allocation between domestic and foreign net revenue is based on the location of the Company’s customers. Net revenue from any single foreign country did not constitute 10% or more of the Company’s net revenue during any of the periods presented. As of January 29, 2021 and January 31, 2020, net property and equipment in Romania represented 18% and 14%, respectively, of the Company's consolidated net property and equipment.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The following tables present net revenue and property, plant and equipment allocated between the United States and international locations. The Company defines international revenue as revenue contracted through non-U.S. entities.

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Net revenue
United States	$392,515	$412,511	$403,614
International	168,519	140,254	115,095
Total	$561,034	$552,765	$518,709

	January 29, 2021	January 31, 2020
Property and equipment, net
United States	$13,476	$22,772
International	3,667	4,834
Total	$17,143	$27,606
NOTE 14 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $4.0 million, $9.1 million and $3.7 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage ("EMC"), totaled $0.8 million, $3.1 million and $2.7 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. (“VMware”), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $2.8 million, $3.4 million and $1.2 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
The Company recognized revenue related to solutions provided to VMware that totaled $0.4 million as of January 29, 2021. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $5.5 million and $2.2 million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively.
The Company recognized no revenue related to security solutions provided to other subsidiaries of Dell Technologies, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc for the fiscal year ended January 29, 2021. The revenue recognized by the Company for security solutions provided to these entities totaled $0.1 million and $0.3 million for the fiscal years ended January 31, 2020 and February 1, 2019, respectively. Purchases by the Company from these other subsidiaries totaled $0.1 million, $0.1 million and $0.7 million during the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies, and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $0.2 million, $0.4 million and $0.5 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The Company provides solutions to certain customers whose legal contractual relationship has historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective on August 1, 2015, upon the creation of new subsidiaries to segregate some of the Company’s operations from Dell’s operations, as described in “Note 1—Description of the Business and Basis of Presentation,” many of such customer contracts were transferred from Dell to the Company, forming a direct legal contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $59.1 million, $57.8 million and $59.0 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. In addition, as of January 29, 2021, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $18.6 million, $27.2 million and $16.6 million for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of January 29, 2021 and January 31, 2020:

	January 29, 2021	January 31, 2020
	(in thousands)
Related party payable (in accrued and other current liabilities)	$13,807	$3,209
Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$15,625	$13,674
Net operating loss tax sharing (payable)/receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$(667)	$10,040

NOTE 15 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The following table presents selected unaudited Statements of Operations for each quarter of fiscal 2021 and fiscal 2020. The statement has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K and include, in the Company's opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with the audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Fiscal Year 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$141,181	$138,476	$141,641	$139,736
Gross margin	$78,272	$78,576	$82,028	$79,991
Net loss	$(7,536)	$(1,227)	$(3,608)	$(9,531)
Net loss per common share (basic and diluted) (1)	$(0.09)	$(0.02)	$(0.04)	$(0.12)
Weighted-average common shares outstanding (basic and diluted)	80,938	81,417	81,474	81,602
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

	Fiscal Year 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$132,842	$136,605	$141,332	$141,986
Gross margin	$70,001	$73,010	$79,764	$77,194
Net loss	$(8,270)	$(10,260)	$(7,908)	$(5,228)
Net loss income per common share (basic and diluted) (1)	$(0.10)	$(0.13)	$(0.10)	$(0.06)
Weighted-average common shares outstanding (basic and diluted)	80,467	80,674	80,518	80,591
(1) Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net loss per common share amounts may not equal the annual basic and diluted net loss per common share amounts.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 16 — SUBSEQUENT EVENTS
Effective as of March 26, 2020, SecureWorks, Inc., the Company's wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company has a $30 million senior unsecured revolving credit facility. This facility was scheduled to expire on March 26, 2021. Subsequent to the end of fiscal 2021, the revolving credit agreement was further amended and restated, effective as of March 25, 2021, to extend the maturity date to March 25, 2022 and to increase the annual rate at which interest accrues from the applicable LIBOR rate plus 1.30% to such rate plus 1.54%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2021	Allowance for credit losses	$5,121	$1,810	$(2,101)	$4,830
2020	Allowance for credit losses	$6,160	$3,099	$(4,138)	$5,121
2019	Allowance for credit losses	$8,246	$2,356	$(4,442)	$6,160

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2021. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of January 29, 2021.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 29, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a 15(e) and 15d 15(e) under the Exchange Act that occurred during the quarter ended January 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Effective as of March 26, 2020, SecureWorks, Inc., our wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. This facility was set to expire on March 26, 2020. Subsequent to the end of fiscal 2021, the revolving credit agreement was further amended and restated, effective as of March 25, 2021, to extend the maturity date to March 25, 2022 and to increase the annual rate at which interest accrues from the applicable London interbank offered rate plus 1.30% to such rate plus 1.54%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. The credit facility and the recent amendment and restatement to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 7—Debt” and “—Note 16—Subsequent Events” in our consolidated financial statements included in this annual report on Form 10-K.

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
See “Part I — Item 1 — Business — Information about our Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, referred to as the “2021 proxy statement,” which we will file with the SEC on or before 120 days after our 2021 fiscal year end, and which will appear in the 2021 proxy statement, including the information in the 2021 proxy statement appearing, under the caption “Proposal 1 — Election of Directors.”
The following lists the members of our board of directors and the principal occupation of each director as of the date of this report.

Michael R. Cote Chief Executive Officer SecureWorks Corp.	Pamela Daley Retired Senior Vice President and Senior Advisor to the Chairman of General Electric Company
Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Mark J. Hawkins President and Chief Financial Officer Emeritus Advisor of Salesforce.com, Inc. (software)
Kyle Paster Managing Director Silver Lake Partners (private equity)	Yagyensh C. (Buno) Pati Partner Centerview Capital Technology (investments)
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Additional Information— Certain Relationships and Related Transactions.”
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibit and Financial Schedules

The following documents are filed as a part of this annual report on Form 10-K:

(1)     Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of January 29, 2021 and January 31, 2020
Consolidated Statements of Operations for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019
Consolidated Statements of Comprehensive Loss for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019
Consolidated Statements of Stockholder's Equity for the fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019
Notes to Consolidated Financial Statements
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

4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020) (Commission File No. 001-37748).

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

10.9.1+
Amendment No. 1 to Amended and Restated Master Commercial Customer Agreement, effective as of August 4, 2018, between Dell Marketing L.P. and SecureWorks, Inc. (incorporated by reference to Exhibit 10.9.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2018) (Commission File No. 001-37748).

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

10.10.2**
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

10.10.3**
Amendment No. 2 to Amended and Restated Reseller Agreement, dated as of May 21, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2019) (Commission File No. 001-37748).

10.10.4**
Amendment No. 3 to Amended and Restated Reseller Agreement, dated as of June 13, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2019) (Commission File No. 001-37748).

10.10.5**
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

10.10.7**
Amendment No. 6 to Amended and Restated Reseller Agreement, dated as of October 23, 2019, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2019) (Commission File No. 001-37748).

10.10.8**††
Amended and Restated Amendment No. 6 to Amended and Restated Reseller Agreement, dated as of December 3, 2020, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries.

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

10.14
Third Amended and Restated Revolving Credit Agreement, dated as of March 26, 2020, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37748).

Exhibit No.	Description
10.15
Note Purchase Agreement, dated as of June 30, 2015 and amended on July 31, 2015, among the Company, Dell Technologies Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.21 to the Form S-1) (Registration No. 333-208596).

10.16	Office Lease between Teachers Concourse, LLC and SecureWorks, Inc., dated as of April 20, 2012, as amended (incorporated by reference to Exhibit 10.23 to the Form S-1) (Registration No. 333-208596).
10.17
Unconditional Guaranty of Payment and Performance, entered into on April 20, 2012, by Dell Inc. in favor of Teachers Concourse, LLC (incorporated by reference to Exhibit 10.24 to the Form S-1) (Registration No. 333-208596).

10.18
Sublease Agreement between Dell International Services SRL and SecureWorks Europe SRL, dated as of June 22, 2015, as amended (incorporated by reference to Exhibit 10.26 to the Form S-1) (Registration No. 333-208596).

10.19*
Lease Deed between Dell International Services India Private Limited and SecureWorks India Private Limited, dated as of August 8, 2015 (incorporated by reference to Exhibit 10.27 to the Form S-1) (Registration No. 333-208596).

10.20*
Dell Technologies Inc. 2013 Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.8 to Dell Technologies Inc.'s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.21*
Dell Technologies Inc. 2012 Long-Term Incentive Plan (formerly known as Dell Inc. 2012 Long-Term Incentive Plan) as amended and restated as of October 6, 2017 (incorporated by reference to Exhibit 10.4 to Dell Technologies Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2017) (Commission File No. 001-37867).

10.22*	Form of Indemnification Agreement between the Company and each director and executive officer of the Company (incorporated by reference to Exhibit 10.20 to the Form S-1) (Registration No. 333-208596).
10.23*
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2018) (Commission File No. 001-37748).

10.24*
Form of Nonqualified Stock Option Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Form S-1) (Registration No. 333-208596).

10.25*
Form of Nonqualified Stock Option Agreement for Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13.1 to Amendment No. 1 to the Form S-1 filed with the Commission on March 22, 2016) (Registration No. 333-208596).

10.26*
Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37748).

10.27*
Form of Restricted Stock Unit Agreement for Non-Employee Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37748).

10.28*
Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37748).

10.29*
SecureWorks Corp. Amended and Restated Severance Pay Plan for Executive Employees (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37748).

10.30*
SecureWorks Corp. Non-Employee Director Compensation Policy, adopted March 2, 2018 and effective June 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2018) (Commission File No. 001-37748).

10.31*
SecureWorks Corp. Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2016) (Commission File No. 001-37748).

10.32*
Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37748).

10.33*
Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37748).

10.34*
Amended and Restated SecureWorks Corp. Incentive Bonus Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37748).

Exhibit No.	Description
10.35*
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

101 .INS††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104††	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

+	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
**	Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Michael R. Cote
Michael R. Cote
Chief Executive Officer
(Duly Authorized Officer)
Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael R. Cote	Chief Executive Officer and Director	March 25, 2021
Michael R. Cote	(Principal Executive Officer)

/s/ Paul M. Parrish	Senior Vice President, Chief Financial Officer	March 25, 2021
Paul M. Parrish	(Principal Financial Officer)

/s/ Christian Grant	Vice President, Chief Accounting Officer	March 25, 2021
Christian Grant	(Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 25, 2021
Michael S. Dell

/s/ Kyle Paster	Director	March 25, 2021
Kyle Paster

/s/ Pamela Daley	Director	March 25, 2021
Pamela Daley

/s/ Yagyensh C. Pati	Director	March 25, 2021
Yagyensh C. Pati

/s/ Mark J. Hawkins	Director	March 25, 2021
Mark J. Hawkins