Form 10-Q
period 2021-04-30
SecureWorks Corp
filed 2021-06-03
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

or
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of June 1, 2021, there were 83,559,038 shares of the registrant's common stock outstanding, consisting of 13,559,038 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	April 30, 2021	January 29, 2021

ASSETS
Current assets:
Cash and cash equivalents	$180,607	$220,300
Accounts receivable, net of allowances of $4,534 and $4,830, respectively	94,901	108,005
Inventories, net	687	560
Other current assets	16,920	17,349
Total current assets	293,115	346,214
Property and equipment, net	15,243	17,143
Operating lease right-of-use assets, net	21,207	22,330
Goodwill	426,278	425,861
Intangible assets, net	152,247	157,820
Other non-current assets	76,721	75,993
Total assets	$984,811	$1,045,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,473	$16,769
Accrued and other current liabilities	60,194	109,134
Short-term deferred revenue	166,211	168,437
Total current liabilities	243,878	294,340
Long-term deferred revenue	8,193	9,590
Operating lease liabilities, non-current	21,082	22,461
Other non-current liabilities	50,609	51,189
Total liabilities	323,762	377,580
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 13,550 and 12,450 issued and outstanding, respectively.	135	124
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	916,528	917,344
Accumulated deficit	(236,222)	(229,831)
Accumulated other comprehensive (loss) income	(196)	(660)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	661,049	667,781
Total liabilities and stockholders' equity	$984,811	$1,045,361
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 30, 2021	May 1, 2020

Net revenue	$139,463	$141,181
Cost of revenue	57,207	62,909
Gross margin	82,256	78,272
Research and development	28,152	24,073
Sales and marketing	36,405	37,452
General and administrative	25,555	27,516
Total operating expenses	90,112	89,041
Operating loss	(7,856)	(10,769)
Interest and other, net	(907)	993
Loss before income taxes	(8,763)	(9,776)
Income tax benefit	(2,373)	(2,240)
Net loss	$(6,390)	$(7,536)

Loss per common share (basic and diluted)	$(0.08)	$(0.09)
Weighted-average common shares outstanding (basic and diluted)	81,985	80,938

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	April 30, 2021	May 1, 2020
Net loss	$(6,390)	$(7,536)
Foreign currency translation adjustments, net of tax	464	(1,222)
Comprehensive loss	$(5,926)	$(8,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	April 30, 2021	May 1, 2020
Cash flows from operating activities:
Net loss	$(6,390)	$(7,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,918	10,486
Stock-based compensation expense	6,035	5,887
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	798	(856)
Income tax benefit	(2,373)	(2,240)
Provision for credit losses	434	909
Changes in assets and liabilities:
Accounts receivable	12,573	(5,987)
Net transactions with parent	(9,859)	2,494
Inventories	(127)	(66)
Other assets	3,320	5,267
Accounts payable	526	8,495
Deferred revenue	(3,773)	1,291
Accrued and other liabilities	(41,640)	(38,481)
Net cash used by operating activities	(30,558)	(20,337)
Cash flows from investing activities:
Capital expenditures	(2,294)	(1,020)
Net cash used in investing activities	(2,294)	(1,020)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(6,841)	(4,491)
Net cash used in financing activities	(6,841)	(4,491)
Net decrease in cash and cash equivalents	(39,693)	(25,848)
Cash and cash equivalents at beginning of the period	220,300	181,838
Cash and cash equivalents at end of the period	$180,607	$155,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended April 30, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 29, 2021	12,450	$124	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(6,390)	—	—	(6,390)
Other comprehensive income	—	—	—	—	—	—	464	—	464
Vesting of restricted stock units	1,140	11	—	—	(11)	—	—	—	—
Grant of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(525)	(5)	—	—	(6,836)	—	—	—	(6,841)
Stock-based compensation	—	—	—	—	6,035	—	—	—	6,035
Balances, April 30, 2021	13,550	$135	70,000	$700	$916,527	$(236,221)	$(196)	$(19,896)	$661,049

Three Months Ended May 1, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(7,536)	—	—	(7,536)
Other comprehensive loss	—	—	—	—	—	—	(1,222)	—	(1,222)
Vesting of restricted stock units	842	8	—	—	(8)	—	—	—	—
Grant of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(383)	(4)	—	—	(4,487)	—	—	—	(4,491)
Stock-based compensation	—	—	—	—	5,887	—	—	—	5,887
Balances, May 1, 2020	12,120	$121	70,000	$700	$898,370	$(215,465)	$(4,312)	$(19,896)	$659,518

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
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, "Dell") all shares of the Company's outstanding Class B common stock, which as of April 30, 2021 represented approximately 83.8% of the Company's total outstanding shares of common stock and approximately 98.1% of the combined voting power of both classes of the Company's outstanding common stock.
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
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services is charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the related party transactions, see "Note 10—Related Party Transactions."
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending January 28, 2022 and the fiscal year ended January 29, 2021 as fiscal 2022 and fiscal 2021, respectively. Both fiscal 2022 and fiscal 2021 have 52 weeks, and each quarter has 13 weeks.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three months ended April 30, 2021. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As the pandemic continues to evolve, the Company's estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standard Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” effective February 1, 2021. ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. The adoption of the standard had no material impact on the condensed consolidated financial statements.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three months ended April 30, 2021, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2021.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2021	May 1, 2020
Numerator:
Net loss	$(6,390)	$(7,536)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	81,985	80,938

Loss per common share:
Basic and Diluted	$(0.08)	$(0.09)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,863	5,294

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS

The Company derives revenue primarily from three sources: (1) subscription revenue related to managed security services, (2) subscription revenue derived from the Taegis software-as-a-service (“SaaS”) security analytics platform and (3) professional services. Subscription-based managed security service arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Professional services typically include incident response and security and risk consulting solutions.
The following table presents revenue by service type (in thousands):

	Three Months Ended
	April 30, 2021	May 1, 2020
Managed Security Services	$90,110	$101,904
Taegis Subscription Solutions	13,960	4,453
Professional Services	35,393	34,824
Total Revenue	$139,463	$141,181
Taegis Subscription Solutions revenue for the three months ended May 1, 2020 has been presented for consistency with current period presentation.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the three months ended April 30, 2021, on average, approximately 57% of the Company's recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the three months ended April 30, 2021 and May 1, 2020 are as follows (in thousands):

	As of January 29, 2021	Upfront payments received and billings during the three months ended April 30, 2021	Revenue recognized during the three months ended April 30, 2021	As of April 30, 2021
Deferred revenue	$178,027	$99,364	$(102,987)	$174,404

	As of January 31, 2020	Upfront payments received and billings during the three months ended May 1, 2020	Revenue recognized during the three months ended May 1, 2020	As of May 1, 2020
Deferred revenue	$188,537	$95,768	$(94,375)	$189,930

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of April 30, 2021, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$276,913	$157,597	$80,279	$30,200	$8,837
Performance obligation - backlog	14,137	5,212	4,995	3,930	—
Total	$291,050	$162,809	$85,274	$34,130	$8,837
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended April 30, 2021 and May 1, 2020 are as follows (in thousands):

	As of January 29, 2021	Amount capitalized	Amount recognized	As of April 30, 2021
Deferred commissions	$57,888	$3,186	$(5,053)	$56,021
Deferred fulfillment costs	11,009	1,256	(1,415)	10,850

	As of January 31, 2020	Amount capitalized	Amount recognized	As of May 1, 2020
Deferred commissions	$62,785	$1,436	$(5,489)	$58,732
Deferred fulfillment costs	11,366	1,460	(1,395)	11,431
The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three months ended April 30, 2021 or May 1, 2020.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill increased $0.4 million due to foreign currency translation for the three months ended April 30, 2021, as compared to January 29, 2021. Goodwill totaled $426.3 million as of April 30, 2021 and $425.9 million as of January 29, 2021. No triggering events have subsequently transpired that would indicate a potential impairment subsequent to the test date through April 30, 2021.
Intangible Assets
The Company's intangible assets as of April 30, 2021 and January 29, 2021 were as follows:

	April 30, 2021			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(108,865)	$80,653	$189,518	$(105,341)	$84,177
Technology	145,591	(104,115)	41,476	143,821	(100,296)	43,525
Finite-lived intangible assets	335,109	(212,980)	122,129	333,339	(205,637)	127,702
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$365,227	$(212,980)	$152,247	$363,457	$(205,637)	$157,820

Amortization expense related to finite-lived intangible assets was approximately $7.3 million and $7.0 million for each of the three months ended April 30, 2021 and May 1, 2020, respectively. Amortization expense is included within cost of revenue and

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended April 30, 2021 or May 1, 2020.
NOTE 5 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was subsequently extended on the same terms for additional one-year terms. During the three months ended April 30, 2021, the facility was amended and restated to extend the maturity date from March 26, 2021 to March 25, 2022 and to increase the annual rate at which interest accrues to the applicable London interbank offered rate (“LIBOR”) plus 1.54%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. All other terms remained substantially the same.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of April 30, 2021 or January 29, 2021.
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
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of April 30, 2021, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
Customer-based Taxation Contingencies—Various government entities ("taxing authorities") require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency. As of April 30, 2021, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. The Company will continue to appeal these rulings, but should the Company not prevail, there could be obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. An estimated liability in the amount of $6.3 million was accrued in fiscal 2021 and remains as of April 30, 2021. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, it does not cover a material portion of the current estimated liability.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three months ended April 30, 2021 and May 1, 2020, the Company had no customer that represented 10% or more of its net revenue.
NOTE 7 — LEASES

The Company recorded operating lease cost for facilities of approximately $1.4 million and $1.5 million for the three months ended April 30, 2021 and May 1, 2020, respectively. Operating lease cost include expenses in connection with variable lease costs of $0.1 million and $0.2 million for the three months ended April 30, 2021 and May 1, 2020, respectively, which primarily consisted of utilities and common area charges.
For the three months ended April 30, 2021 and May 1, 2020, the Company recorded operating lease cost for equipment leases of approximately $0.2 million and $0.7 million, respectively. For the three months ended April 30, 2021 and May 1, 2020, equipment lease cost included short-term lease costs of $0.1 million and $0.6 million, respectively, for short-term leases. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million and $0.9 million during the three months ended April 30, 2021 and May 1, 2020, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

April 30, 2021
Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	5.33%
The following table summarizes the maturity of the Company's operating lease liabilities as of April 30, 2021 (in thousands):

Fiscal Years Ending	April 30, 2021
2022	$5,038
2023	6,451
2024	6,101
2025	5,270
2026	4,616
Thereafter	4,147
Total operating lease payments	$31,623
Less imputed interest	(3,894)
Total operating lease liabilities	$27,729

The Company's leases have remaining lease terms of 2 months to 5.7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
NOTE 8 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the 2016 Plan, during the three months ended April 30, 2021 and May 1, 2020, the Company granted 1,848,963 and 2,428,357 restricted stock units, respectively, and 484,825 and 454,546 restricted stock awards, respectively. The annual restricted stock unit and restricted stock awards granted during both such periods vest over a three-year period. Approximately 27% and 17% of such awards granted during the three months ended April 30, 2021 and May 1, 2020, respectively, are subject to performance conditions. All 1,848,963 restricted stock unit awards made during the three months ended April 30, 2021 are subject to the approval at the Company’s 2021 annual meeting of stockholders of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan and thus are not deemed granted or outstanding for accounting purposes.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The employees who receive these cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to fiscal 2021 were subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three months ended April 30, 2021 and May 1, 2020 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted cash awards of $7.5 million and $8.1 million during the three months ended April 30, 2021 and May 1, 2020, respectively. The Company recognized $1.6 million of related compensation expense for both the three months ended April 30, 2021 and May 1, 2020, respectively.
NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three months ended April 30, 2021 and May 1, 2020 was as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2021	May 1, 2020

Loss before income taxes	$(8,763)	$(9,776)
Income tax benefit	$(2,373)	$(2,240)
Effective tax rate	27.1%	22.9%
During the periods presented in the accompanying Condensed Consolidated Statements of Financial Position, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity's tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.
The Company's effective tax benefit rate was 27.1% for the three months ended April 30, 2021 and 22.9% for the three months ended May 1, 2020. The change in the Company's effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense for the three months ended April 30, 2021 and May 1, 2020 of approximately $(0.3) million and $0.3 million, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the fair value for the three months ended April 30, 2021 and lower than the fair value for the three months ended May 1, 2020 on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a higher actual tax deduction for the three months ended April 30, 2021 and a lower actual tax deduction for the three months ended May 1, 2020 than the amounts deducted for financial reporting purposes.
As of April 30, 2021 and January 29, 2021, the Company had $5.5 million and $5.3 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 29, 2021. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of April 30, 2021 and January 29, 2021. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended April 30, 2021 would have been $8.8 million, $1.1 million and $7.7 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 30, 2021 and January 29, 2021, the Company had a $1.7 million net operating loss receivable from Dell and $(0.7) million income tax payable to Dell, respectively. The Company had $3.8 million of unrecognized tax benefits as of April 30, 2021 and January 29, 2021, respectively.

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.9 million and $1.0 million for the three months ended April 30, 2021 and May 1, 2020, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.2 million and $0.3 million for the three months ended April 30, 2021 and May 1, 2020, respectively.
EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.6 million and $0.4 million for the three months ended April 30, 2021 and May 1, 2020, respectively.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million as of April 30, 2021. The Company recognized no such revenue for the three months ended May 1, 2020. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $1.0 million and $1.6 million for the three months ended April 30, 2021 and May 1, 2020, respectively.
The Company recognized no revenue related to security solutions provided to other subsidiaries of Dell Technologies, consisting of Pivotal Software, Inc. and Boomi, Inc for the three months ended April 30, 2021 and May 1, 2020, respectively. Purchases by the Company from these other subsidiaries totaled $56 thousand and $60 thousand for the three months ended April 30, 2021 and May 1, 2020, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies, and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $41 thousand and $0.1 million for the three months ended April 30, 2021 and May 1, 2020, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $15.0 million and $14.6 million for the three months ended April 30, 2021 and May 1, 2020, respectively. In addition, as of April 30, 2021, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $3.2 million and $6.0 million for the three months ended April 30, 2021 and May 1, 2020, respectively.
As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of April 30, 2021 and January 29, 2021 (in thousands).

	April 30, 2021	January 29, 2021
Related party payable (in accrued and other current liabilities)	$4,243	$13,807

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$10,963	$15,625

Net operating loss tax sharing (payable)/receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$1,742	$(667)
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of April 30, 2021 and January 29, 2021 were as follows (in thousands):

	April 30, 2021	January 29, 2021
	Level 1	Level 1
Cash equivalents - Money Market Funds	$45,843	$85,841
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended January 29, 2021 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 filed with the SEC on March 25, 2021, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the COVID-19 pandemic and other characterizations of future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending January 28, 2022 and the fiscal year ended January 29, 2021 as fiscal 2022 and fiscal 2021, respectively. Fiscal 2022 and fiscal 2021 each have 52 weeks, and each quarter has 13 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
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
We offer our customers:
•software-as-a-service, or ("SaaS"), solutions,
•managed security services, and
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
Our technology-driven security solutions offer an innovative approach to prevent, detect, and respond to cybersecurity breaches. The platforms collect, aggregate, correlate and analyze billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis applications and managed security services, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
Our proprietary Taegis software platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS applications, which leverage workflows designed using 22 years of security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications with Vulnerability, Detection and Response, or VDR, during fiscal 2021 with our acquisition of Delve Laboratories Inc., as discussed below.
In addition to Taegis applications and managed security services, we also offer a variety of professional services, which include incident response and security and risk consulting, to accelerate adoption of our software solutions. We advise customers on a broad range of security and risk-related matters through both project-based and long-term contracts in addition to our Taegis applications and managed security services.
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources for the three months ended April 30, 2021. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods. Although we are unable to predict the extent and severity of all impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition.
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
Key Factors Affecting Our Performance
We believe that our future success will depend on many factors, including the adoption of our Taegis solutions by organizations, continued investment in our technology and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. For additional information about these risks, refer to “Risk Factors” in Part I, Item 1A of our Annual Report. We operate in an intensely competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security prevention, detection and response solutions, as well as the prices of their managed security services. We must continue to manage our investments in an efficient manner and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.
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
Investments in Expanding Our Customer Base and Deepening Our Customer Relationships. To support future sales, we will need to continue to devote resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our go-to-market efforts with direct sales, channel partners and marketing. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may continue to affect adversely our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing customers. As our customers realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.
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

	April 30, 2021	May 1, 2020
Managed security subscription customer base	3,100	3,900
Taegis subscription customer base	500	100
Total subscription customer base	3,600	4,000

Total customer base	5,300	5,300

Managed security annual recurring revenue (in millions)	$349.1	$412.8
Taegis annual recurring revenue (in millions)	$72.4	$24.9
Total annual recurring revenue (in millions)	$421.5	$437.7

Managed security average subscription revenue per customer (in thousands)	$105.4	$104.6
Taegis average subscription revenue per customer (in thousands)	$143.3	$172.8
Total average subscription revenue per customer (in thousands)	$116.1	$109.4

Net revenue retention rate	98%	98%
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

Total Annual Recurring Revenue. We define total annual recurring revenue as of the measurement date. Changes to recurring revenue may result from the expansion of our offerings and sales of additional solutions to our existing customers, as well as the timing of customer renewals.

Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized business provides us with an opportunity to expand our professional services revenue. As of April 30, 2021 and May 1, 2020, approximately 64% and 61%, respectively, of our professional services customers subscribed to our Taegis applications or managed security services.

Net Revenue Retention Rate. Net revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the annual recurring revenue of our subscription-based customers at the beginning of the fiscal year (base recurring revenue) to the same measure from that same cohort of customers at the end of the fiscal year (retained recurring revenue). By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations and customer renewal rates.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and acquired technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and our acquisition of Delve Laboratories, Inc. in fiscal 2021, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with each such transaction.
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

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in thousands)
GAAP revenue(1)	$139,463	$141,181

GAAP gross margin	$82,256	$78,272
Amortization of intangibles	3,819	3,460
Stock-based compensation expense	299	355
Non-GAAP gross margin	$86,374	$82,087

GAAP research and development expenses	$28,152	$24,073
Stock-based compensation expense	(1,098)	(1,291)
Non-GAAP research and development expenses	$27,054	$22,782

GAAP sales and marketing expenses	$36,405	$37,452
Stock-based compensation expense	(732)	(741)
Non-GAAP sales and marketing expenses	$35,673	$36,711

GAAP general and administrative expenses	$25,555	$27,516
Amortization of intangibles	(3,524)	(3,524)
Stock-based compensation expense	(3,906)	(3,500)
Non-GAAP general and administrative expenses	$18,125	$20,492

GAAP operating loss	$(7,856)	$(10,769)
Amortization of intangibles	7,343	6,984
Stock-based compensation expense	6,035	5,887
Non-GAAP operating income	$5,522	$2,102

GAAP net loss	$(6,390)	$(7,536)
Amortization of intangibles	7,343	6,984
Stock-based compensation expense	6,035	5,887
Aggregate adjustment for income taxes	(2,997)	(2,803)
Non-GAAP net income	$3,991	$2,532

GAAP loss per share	$(0.08)	$(0.09)
Amortization of intangibles	0.09	0.09
Stock-based compensation expense	0.07	0.07
Aggregate adjustment for income taxes	(0.04)	(0.03)
Non-GAAP earnings per share *	$0.05	$0.03
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(6,390)	$(7,536)
Interest and other, net	907	(993)
Income tax benefit	(2,373)	(2,240)
Depreciation and amortization	9,918	10,486
Stock-based compensation expense	6,035	5,887
Adjusted EBITDA	$8,097	$5,604
(1) Historically the Company has presented non-GAAP revenue as a financial measure. There are no such adjustments that give rise to non-GAAP revenue for either of the periods presented.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of April 30, 2021 represented approximately 83.8% of our total outstanding shares of common stock and approximately 98.1% of the combined voting power of both classes of our outstanding common stock.
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
We sell SaaS applications and managed security services on a subscription basis and various professional services, including incident response solutions and security risk consulting services. Our Taegis SaaS applications and managed security contracts typically range from one to three years and, as of April 30, 2021, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. In general, these contracts have terms of less than one year. Professional services consist primarily of fixed-fee and retainer-based contracts. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2022, approximately 75% of our revenue was derived from subscription-based arrangements, attributable to Taegis applications and managed security services, while approximately 25% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 32% of our total net revenue in the first quarter of fiscal 2022 and approximately 29% of our total net revenue in the first quarter of fiscal 2021. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provide our SaaS applications or managed security services to customers across 75 countries as of April 30, 2021.
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
Interest and Other, Net
Interest and other, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances and interest income earned on our cash and cash equivalents. All foreign currency transaction adjustments are recorded as foreign currency gains (losses) in the Condensed Consolidated Statements of Operations. To date, we have had minimal interest income or expense.
Income Tax Benefit
Our effective tax benefit rate was 27.1% and 22.9% for the three months ended April 30, 2021 and May 1, 2020, respectively. The change in effective tax rate from fiscal 2020 to fiscal 2021 was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards and results of foreign operations.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes" in our consolidated financial statements included in this report.

Results of Operations
Three months ended April 30, 2021 compared to the three months ended May 1, 2020

The following tables summarize our key performance indicators for the three months ended April 30, 2021 and May 1, 2020.

	Three Months Ended
	April 30, 2021			May 1, 2020
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue	$139,463	100.0%	(1.2)%	$141,181	100.0%
Cost of revenue	$57,207	(41.0)%	(9.1)%	$62,909	(44.6)%
Total gross margin	$82,256	59.0%	5.1%	$78,272	55.4%
Operating expenses	$90,112	64.6%	1.2%	$89,041	63.1%
Operating loss	$(7,856)	(5.6)%	(27.0)%	$(10,769)	(7.6)%
Net loss	$(6,390)	(4.6)%	(15.2)%	$(7,536)	(5.3)%

Other Financial Information (1)
Non-GAAP net revenue	$139,463	100.0%	(1.2)%	$141,181	100.0%
Non-GAAP cost of revenue	$53,089	38.1%	(10.2)%	$59,094	41.9%
Non-GAAP gross margin	$86,374	61.9%	5.2%	$82,087	58.1%
Non-GAAP operating expenses	$80,852	58.0%	1.1%	$79,985	56.7%
Non-GAAP operating income (loss)	$5,522	4.0%	162.7%	$2,102	1.5%
Non-GAAP net income (loss)	$3,991	2.9%	57.6%	$2,532	1.8%
Adjusted EBITDA	$8,097	5.8%	44.5%	$5,604	4.0%
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
Revenue
Net revenue, which we refer to as revenue, decreased $1.7 million, or 1.2%, for the three months ended April 30, 2021. The decrease resulted primarily from a decline in revenue generated by our subscription-based solutions, which represented approximately 75% of total revenue for the three months ended April 30, 2021. The decline reflected our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current subscription customer base.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $3.2 million and $6.0 million for the three months ended April 30, 2021 and May 1, 2020, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended April 30, 2021, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $44.9 million, or 10.8% of total revenue from the three months ended May 1, 2020. Currently, our international customers are primarily located in the United Kingdom, Japan, Australia and Canada. We are focused on continuing to grow our international customer base in future periods.
Gross Margin
Our total gross margin increased $4.0 million, or 5.1%, for the three months ended April 30, 2021. As a percentage of revenue, our gross margin increased 400 basis points to 59.0% for the three months ended April 30, 2021. Gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased $4.3 million, or 5.2%, for the three months ended April 30, 2021. As a percentage of revenue, our non-GAAP gross margin increased 400 basis points to 61.9% for three months ended April 30, 2021. The increase in gross margin as a percentage of revenue on both a GAAP and non-GAAP basis during the three months ended April 30, 2021 was primarily attributable to improvement in our subscription-based solutions margins as we continue to focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies, as well as to a decrease in travel-related costs attributable to the COVID-19 pandemic.
Operating Expenses

The following table presents information regarding our operating expenses during the three months ended April 30, 2021 and May 1, 2020.

	Three Months Ended
	April 30, 2021			May 1, 2020
	Dollars	% of Revenue	% Change	Dollars	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$28,152	20.2%	16.9%	$24,073	17.1%
Sales and marketing	36,405	26.1%	(2.8)%	37,452	26.5%
General and administrative	25,555	18.3%	(7.1)%	27,516	19.5%
Total operating expenses	$90,112	64.6%	1.2%	$89,041	63.1%

Other Financial Information
Non-GAAP research and development	$27,054	19.4%	18.8%	$22,782	16.1%
Non-GAAP sales and marketing	35,673	25.6%	(2.8)%	36,711	26.0%
Non-GAAP general and administrative	18,125	13.0%	(11.6)%	20,492	14.5%
Non-GAAP operating expenses (1)	$80,852	58.0%	1.1%	$79,985	56.7%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $4.1 million, or 16.9%, for the three months ended April 30, 2021. As a percentage of revenue, R&D expenses increased 300 basis points to 20.2% for the three months ended April 30, 2021. On a non-GAAP basis, R&D expenses as a percentage of revenue decreased 300 basis points to 19.4% for the three months ended April 30, 2021. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our Taegis software platform and SaaS applications.
Sales and Marketing Expenses. S&M expenses decreased $1.0 million, or 2.8%, for the three months ended April 30, 2021. As a percentage of revenue, S&M expenses decreased 40 basis points to 26.1% for the three months ended April 30, 2021. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 40 basis points to 25.6% for the three months ended April 30, 2021. The decrease in S&M expenses was primarily attributable to lower travel-related cost associated with increased activities on a remote basis as a result of the COVID-19 pandemic.
General and Administrative Expenses. G&A expenses decreased $2.0 million, or 7.1%, for the three months ended April 30, 2021. As a percentage of revenue, G&A expenses increased 100 basis points to 18.3% for the three months ended April 30, 2021. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 200 basis points to 13.0% for the three months ended April 30, 2021. The decrease in G&A expenses was primarily attributable to lower professional services and consulting related costs for the current quarter.
Operating Loss
Our operating loss was $7.9 million and $10.8 million for the three months ended April 30, 2021 and May 1, 2020, respectively. As a percentage of revenue, our operating loss was 5.6% and 7.6% for the three months ended April 30, 2021 and May 1, 2020, respectively. The decrease in our operating loss was primarily attributable to our increased gross margin, which was partially offset by higher operating expenses as we continue to invest in the business to drive growth. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $5.5 million for the three months ended April 30, 2021 compared to an operating loss of $2.1 million for the three months ended May 1, 2020.

Interest and Other, Net
Our interest and other, net was $(0.9) million and $1.0 million for the three months ended April 30, 2021 and May 1, 2020, respectively. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $2.4 million, or 27.1%, and $2.2 million, or 22.9%, of our pre-tax loss during the three months ended April 30, 2021 and May 1, 2020, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter.
Net Income (Loss)
Our net loss of $(6.4) million decreased $1.1 million, or 15.2%, for the three months ended April 30, 2021. Net income on a non-GAAP basis was $4.0 million compared to a non-GAAP net loss of $2.5 million the three months ended May 1, 2020. The changes on both a GAAP and non-GAAP basis were attributable to our improved operating results, partially offset by the lower income tax benefit recognized in the current period.
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

Selected Measures of Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents and accounts receivable. Our cash and cash equivalents balance as of April 30, 2021 included $45.8 million invested in money market funds pending their use in our business.
Selected measures of our liquidity and capital resources are as follows:

	April 30, 2021	January 29, 2021
	(in thousands)

Cash and cash equivalents	$180,607	$220,300
Accounts receivable, net	$94,901	$108,005
We invoice our customers based on a variety of billing schedules. During the three months ended April 30, 2021, on average, approximately 57% of our recurring revenue was billed in advance and approximately 43% was billed on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of April 30, 2021 reflected increased collection activity. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of April 30, 2021 and January 29, 2021, the provision for credit losses was $4.5 million and $4.8 million, respectively. Based upon our assessment, we believe we are adequately reserved for credit risk.

Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of April 30, 2021 or January 29, 2021. Effective March 25, 2021, the facility was amended and restated to extend the maturity date to March 25, 2022 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.54%.
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
Cash Flows

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in thousands)
Net change in cash from:
Operating activities	$(30,558)	$(20,337)
Investing activities	(2,294)	(1,020)
Financing activities	(6,841)	(4,491)
Change in cash and cash equivalents	$(39,693)	$(25,848)

Operating Activities — Cash used by operating activities totaled $30.6 million and $20.3 million for the three months ended April 30, 2021 and May 1, 2020, respectively. The increased use of our operating cash was primarily driven by the decrease in our accounts payables, accrued liabilities and our net transactions with Dell, which was offset by decrease in our net accounts receivable balance due to an increase in collection rates. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $2.3 million and $1.0 million for the three months ended April 30, 2021 and May 1, 2020, respectively. For the periods presented, investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, as well as capital expenditures to support our facilities infrastructure.
Financing Activities — Cash flows used in financing activities totaled $6.8 million and $4.5 million for the three months ended April 30, 2021 and May 1, 2020, respectively. The use of cash flows for the three months ended April 30, 2021 reflected employee tax withholding payments of $6.8 million on restricted stock awards paid by us. The use of cash flows for the three months ended May 1, 2020 reflected employee tax withholding payments of $4.5 million on restricted stock awards paid by us.
Off-Balance Sheet Arrangements
As of April 30, 2021, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three months ended April 30, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu, the Japanese Yen, the Australian Dollar and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of April 30, 2021.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 filed with the SEC on March 25, 2021. The risks described in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our purchases of Class A common stock during the three months ended April, 30, 2021.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
January 30, 2021 through February 26, 2021
Share repurchase program	—	$—	—	$—
Employee transactions (1)	—	—
February 27, 2021 through March 26, 2021
Share repurchase program	—	—	—	$—
Employee transactions (1)	22	14.85
March 27, 2021 through April 30, 2021
Share repurchase program	—	—	—	$—
Employee transactions (1)	85	14.01
Total	107	$14.18	—	$—

(1)    Represents shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1	Fourth Amended and Restated Revolving Credit Agreement, dated as of March 25, 2021, between SecureWorks, Inc. and Dell USA L.P. Filed herewith
10.2*	Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.3*	Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.4*	Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.5*	Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

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

Date: June 3, 2021