Form 10-Q
period 2021-07-30
SecureWorks Corp
filed 2021-09-02
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2021

or
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of August 31, 2021, there were 85,349,201 shares of the registrant's common stock outstanding, consisting of 15,349,201 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	July 30, 2021	January 29, 2021

ASSETS
Current assets:
Cash and cash equivalents	$196,961	$220,300
Accounts receivable, net of allowances of $4,459 and $4,830, respectively	97,835	108,005
Inventories, net	627	560
Other current assets	17,143	17,349
Total current assets	312,566	346,214
Property and equipment, net	13,149	17,143
Operating lease right-of-use assets, net	20,085	22,330
Goodwill	426,149	425,861
Intangible assets, net	146,128	157,820
Other non-current assets	76,516	75,993
Total assets	$994,593	$1,045,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,446	$16,769
Accrued and other current liabilities	76,415	109,134
Short-term deferred revenue	168,001	168,437
Total current liabilities	259,862	294,340
Long-term deferred revenue	7,418	9,590
Operating lease liabilities, non-current	19,736	22,461
Other non-current liabilities	50,059	51,189
Total liabilities	337,075	377,580
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,092 and 12,450 issued and outstanding, respectively.	141	124
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	925,131	917,344
Accumulated deficit	(247,984)	(229,831)
Accumulated other comprehensive loss	(574)	(660)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	657,518	667,781
Total liabilities and stockholders' equity	$994,593	$1,045,361
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020

Net revenue:
Subscription	$102,426	$106,259	$206,496	$212,616
Professional services	31,746	32,217	67,139	67,041
Total net revenue	134,172	138,476	273,635	279,657
Cost of revenue:
Subscription	37,058	39,989	74,730	82,455
Professional services	19,425	19,911	38,960	40,354
Total cost of revenue	56,483	59,900	113,690	122,809
Gross profit	77,689	78,576	159,945	156,848
Operating expenses:
Research and development	30,417	24,109	58,569	48,182
Sales and marketing	34,685	35,624	71,090	73,076
General and administrative	26,488	21,800	52,043	49,316
Total operating expenses	91,590	81,533	181,702	170,574
Operating loss	(13,901)	(2,957)	(21,757)	(13,726)
Interest and other, net	(601)	30	(1,508)	1,023
Loss before income taxes	(14,502)	(2,927)	(23,265)	(12,703)
Income tax benefit	(2,739)	(1,700)	(5,112)	(3,940)
Net loss	$(11,763)	$(1,227)	$(18,153)	$(8,763)
Loss per common share (basic and diluted)	$(0.14)	$(0.02)	$(0.22)	$(0.11)
Weighted-average common shares outstanding (basic and diluted)	82,979	81,417	82,482	81,177

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net loss	$(11,763)	$(1,227)	$(18,153)	$(8,763)
Foreign currency translation adjustments, net of tax	(378)	1,736	86	514
Comprehensive (loss)/income	$(12,141)	$509	$(18,067)	$(8,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	July 30, 2021	July 31, 2020
Cash flows from operating activities:
Net loss	$(18,153)	$(8,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,863	20,872
Amortization of right of use asset	2,098	2,247
Stock-based compensation expense	13,615	11,594
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,344	(1,242)
Income tax benefit	(5,112)	(3,940)
Other non cash impacts	—	150
Provision for credit losses	448	1,314
Changes in assets and liabilities:
Accounts receivable	9,532	2,352
Net transactions with parent	(8,903)	3,822
Inventories	(67)	41
Other assets	4,418	1,444
Accounts payable	(1,293)	1,507
Deferred revenue	(2,912)	(1,784)
Operating leases, net	(2,970)	(856)
Accrued and other liabilities	(25,185)	(22,735)
Net cash (used)/provided by operating activities	(13,277)	6,023
Cash flows from investing activities:
Software development costs	(3,218)	—
Capital expenditures	(1,033)	(1,709)
Net cash used in investing activities	(4,251)	(1,709)
Cash flows from financing activities:
Payment of taxes for equity awards	(9,945)	(4,658)
Proceeds from stock option exercises	4,134	—
Net cash used in financing activities	(5,811)	(4,658)

Net decrease in cash and cash equivalents	(23,339)	(344)
Cash and cash equivalents at beginning of the period	220,300	181,838
Cash and cash equivalents at end of the period	$196,961	$181,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended July 30, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, April 30, 2021	13,550	$135	70,000	$700	$916,527	$(236,221)	$(196)	$(19,896)	$661,049
Net loss	—	—	—	—	—	(11,763)	—	—	(11,763)
Other comprehensive loss	—	—	—	—	—	—	(378)	—	(378)
Vesting of restricted stock units	57	1	—	—	(1)	—	—	—	—
Exercise of stock options	1,417	14	—	—	4,120	—	—	—	4,134
Common stock withheld as payment of taxes and cost for equity awards	(932)	(9)	—	—	(3,095)	—	—	—	(3,104)
Stock-based compensation	—	—	—	—	7,580	—	—	—	7,580
Balances, July 30, 2021	14,092	$141	70,000	$700	$925,131	$(247,984)	$(574)	$(19,896)	$657,518

Six Months Ended July 30, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 29, 2021	12,450	$124	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(18,153)	—	—	(18,153)
Other comprehensive income	—	—	—	—	—	—	86	—	86
Vesting of restricted stock units	1,197	12	—	—	(12)	—	—	—	—
Exercise of stock options	1,417	14	—	—	4,120	—	—	—	4,134
Grant of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(1,457)	(14)	—	—	(9,931)	—	—	—	(9,945)
Stock-based compensation	—	—	—	—	13,615	—	—	—	13,615
Balances, July 30, 2021	14,092	$141	70,000	$700	$925,131	$(247,984)	$(574)	$(19,896)	$657,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended July 31, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, May 1, 2020	12,120	$121	70,000	$700	$898,370	$(215,465)	$(4,312)	$(19,896)	$659,518
Net loss	—	—	—	—	—	(1,227)	—	—	(1,227)
Other comprehensive income	—	—	—	—	—	—	1,736	—	1,736
Vesting of restricted stock units	76	1	—	—	(1)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(10)	—	—	—	(167)	—	—	—	(167)
Stock-based compensation	—	—	—	—	5,707	—	—	—	5,707
Balances, July 31, 2020	12,186	$122	70,000	$700	$903,909	$(216,692)	$(2,576)	$(19,896)	$665,567

Six Months Ended July 31, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(8,763)	—	—	(8,763)
Other comprehensive income	—	—	—	—	—	—	514	—	514
Vesting of restricted stock units	918	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(393)	(4)	—	—	(4,654)	—	—	—	(4,658)
Stock-based compensation	—	—	—	—	11,594	—	—	—	11,594
Balances, July 31, 2020	12,186	$122	70,000	$700	$903,909	$(216,692)	$(2,576)	$(19,896)	$665,567

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
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, "Dell") all shares of the Company's outstanding Class B common stock, which as of July 30, 2021 represented approximately 83.2% of the Company's total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of the Company's outstanding common stock.
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
Effective with the three months ended July 30, 2021, the Company is presenting Net revenue and Costs of revenue recognized from Subscription and Professional Services offerings, respectively, in the Condensed Consolidated Statement of Operations. Historically, these amounts were presented as a single amount within the Net revenue and Cost of revenue line items, respectively. The Company concluded that the discrete presentation of these revenue streams provides a more meaningful representation of the nature of the revenues generated by our service offerings. Certain prior year amounts have been conformed to the current year presentation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three and six months ended July 30, 2021. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As the pandemic continues to evolve, the Company's estimates may change materially in future periods.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the six months ended July 30, 2021, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2021.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Numerator:
Net loss	$(11,763)	$(1,227)	$(18,153)	$(8,763)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	82,979	81,417	82,482	81,177
Loss per common share:
Basic and Diluted	$(0.14)	$(0.02)	$(0.22)	$(0.11)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	4,873	6,584	5,449	5,949

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscription revenue and professional services. Subscription revenue is derived from (1) Taegis software-as-a-service (“SaaS”) security platform and (2) managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response (“XDR”), and Vulnerability Detection and Response (“VDR”), along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response (“ManagedXDR”). Subscription-based managed security service arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Professional services typically include incident response and security and risk consulting solutions.
The following table presents revenue by service type (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net revenue:
Taegis Subscription Solutions	$18,503	$7,126	$32,463	$11,579
Managed Security Services	83,923	99,133	174,033	201,037
Total subscription revenue	102,426	106,259	206,496	212,616
Professional Services	31,746	32,217	67,139	67,041
Total net revenue	$134,172	$138,476	$273,635	$279,657
Taegis Subscription Solutions revenue for the three and six months ended July 31, 2020 has been presented for consistency with current period presentation.

The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the six months ended July 30, 2021, on average, approximately 58% of the Company's recurring revenue was billed in advance annually or for the entirety of the contract amount, and approximately 42% was billed in advance on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the six months ended July 30, 2021 and July 31, 2020 are as follows (in thousands):

	As of January 29, 2021	Upfront payments received and billings during the six months ended July 30, 2021	Revenue recognized during the six months ended July 30, 2021	As of July 30, 2021
Deferred revenue	$178,027	$176,529	$(179,137)	$175,419

	As of January 31, 2020	Upfront payments received and billings during the six months ended July 31, 2020	Revenue recognized during the six months ended July 31, 2020	As of July 31, 2020
Deferred revenue	$188,537	$165,081	$(167,341)	$186,277

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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of July 30, 2021, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$275,890	$152,573	$84,154	$32,789	$6,374
Performance obligation - backlog	11,903	4,344	4,248	3,311	—
Total	$287,793	$156,917	$88,402	$36,100	$6,374

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended July 30, 2021 and July 31, 2020 are as follows (in thousands):

	As of January 29, 2021	Amount capitalized	Amount recognized	As of July 30, 2021
Deferred commissions	$57,888	$7,516	$(9,912)	$55,492
Deferred fulfillment costs	11,009	1,039	(2,700)	9,348

	As of January 31, 2020	Amount capitalized	Amount recognized	As of July 31, 2020
Deferred commissions	$62,785	$7,259	$(10,834)	$59,210
Deferred fulfillment costs	11,366	3,005	(2,865)	11,506

The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and six months ended July 30, 2021 or July 31, 2020.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill increased $0.3 million due to foreign currency translation for the six months ended July 30, 2021, as compared to January 29, 2021. Goodwill totaled $426.1 million as of July 30, 2021 and $425.9 million as of January 29, 2021. No triggering events have transpired since the last annual impairment test that would indicate a potential impairment occurred during the period through July 30, 2021.

Intangible Assets
The Company's intangible assets as of July 30, 2021 and January 29, 2021 were as follows:

	July 30, 2021			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(112,388)	$77,130	$189,518	$(105,341)	$84,177
Technology	147,039	(108,159)	38,880	143,821	(100,296)	43,525
Finite-lived intangible assets	336,557	(220,547)	116,010	333,339	(205,637)	127,702
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$366,675	$(220,547)	$146,128	$363,457	$(205,637)	$157,820

Amortization expense related to finite-lived intangible assets was approximately $7.6 million and $14.9 million for the three and six months ended July 30, 2021, respectively, and $7.2 million and $14.2 million for the three and six months ended July 31, 2020, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended July 30, 2021 or July 31, 2020.
NOTE 5 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was subsequently extended on the same terms for additional one-year terms. During the six months ended July 30, 2021, the facility was amended and restated to extend the maturity date from March 26, 2021 to March 25, 2022 and to increase the annual rate at which interest accrues to the applicable LIBOR plus 1.54%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. All other terms remained substantially the same.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of July 30, 2021 or January 29, 2021.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of July 30, 2021, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
Customer-based Taxation Contingencies—Various government entities ("taxing authorities") require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency. As of July 30, 2021, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. The Company will continue to appeal these rulings, but should the Company not prevail, there could be obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. An estimated liability in the amount of $6.3 million was accrued in fiscal 2021 and remains as of July 30, 2021 related to such sales tax matters. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, it does not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three and six months ended July 30, 2021 and July 31, 2020, the Company had no customer that represented 10% or more of its total net revenue.
NOTE 7 — LEASES
The Company recorded operating lease cost for facilities of approximately $1.3 million and $2.7 million for the three and six months ended July 30, 2021, respectively, and $1.6 million and $3.1 million for the three and six months ended July 31, 2020, respectively. Operating lease cost include expenses in connection with variable lease costs of $64 thousand and $0.1 million for the three and six months ended July 30, 2021, respectively, and $0.2 million and $0.3 million for the three and six months ended July 31, 2020, respectively, which primarily consisted of utilities and common area charges.

For the three and six months ended July 30, 2021, the Company recorded operating lease costs for equipment leases of approximately $0.1 million and $0.3 million, respectively, and $0.4 million and $1.1 million for the three and six months ended July 31, 2020, respectively. Equipment lease costs included short-term lease costs of $0.1 million and $0.2 million for the three and six months ended July 30, 2021 respectively, and $0.4 million and $0.9 million for the three and six months ended July 31, 2020, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $3.6 million during the three and six months ended July 30, 2021, respectively, and $0.9 million and $1.8 million for the three and six months ended July 31, 2020, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

July 30, 2021
Weighted-average remaining lease term	4.8 years
Weighted-average discount rate	5.34%
The following table summarizes the maturity of the Company's operating lease liabilities as of July 30, 2021 (in thousands):

Fiscal Years Ending	July 30, 2021
2022	$3,336
2023	6,426
2024	6,078
2025	5,258
2026	4,604
Thereafter	4,140
Total operating lease payments	$29,842
Less imputed interest	(3,575)
Total operating lease liabilities	$26,267
The Company's leases have remaining lease terms of 1 month to 5.42 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
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
Under the 2016 Plan, the Company granted 509,839 and 2,358,802 restricted stock units during the three and six months ended July 30, 2021, respectively, and 45,300 and 2,473,657 restricted stock units during the three and six months ended July 31, 2020, respectively. The Company granted no restricted stock awards for the three months ended July 30, 2021 and July 31, 2020, and 466,644 and 454,546 restricted stock awards for the six months ended July 30, 2021 and July 31, 2020, respectively. The restricted stock units and restricted stock awards granted during both such periods vest over an average of a three-year period. Approximately 29% and 17% of such awards granted during the six months ended July 30, 2021 and July 31, 2020, respectively, are subject to performance conditions. All restricted stock unit awards made during the three months ended April 30, 2021 were subject to approval by the Company's stockholders at the annual meeting held on June 21, 2021 of an amendment to the 2016 Plan to increase the number of Class A common stock shares issuable under the plan by 5,000,000 shares. Such stockholder approval was obtained and those awards were deemed granted and outstanding for accounting purposes during the three months ended July 30, 2021.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The employees who receive these cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to fiscal 2021 were subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three and six months ended July 30, 2021 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted cash awards of $1.5 million and $9.0 million during the three and six months ended July 30, 2021, respectively, and $0.1 million and $8.2 million during the three and six months ended July 31, 2020, respectively. The Company recognized $1.6 million and $3.2 million of related compensation expense for the three and six months ended July 30, 2021, respectively, and $1.6 million and $3.2 million for the three and six months ended July 31, 2020, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9 — INCOME AND OTHER TAXES
The Company's loss before income taxes, income tax benefit and effective income tax rate for the three and six months ended July 30, 2021 and July 31, 2020 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Loss before income taxes	$(14,502)	$(2,927)	$(23,265)	$(12,703)
Income tax benefit	$(2,739)	$(1,700)	$(5,112)	$(3,940)
Effective tax benefit rate	18.9%	58.1%	22.0%	31.0%

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
The Company's effective tax benefit rate was 18.9% and 22.0% for the three and six months ended July 30, 2021, respectively, and 58.1% and 31.0% for the three and six months ended July 31, 2020, respectively. The changes in the Company's effective income tax rate between the periods were primarily attributable to both the increase in loss before income taxes for the three months ended July 30, 2021 and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.4 million and $0.1 million for the three and six months ended July 30, 2021, respectively, and $(0.7) million and $(0.4) million for the three and six months ended July 31, 2020, respectively. The changes related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the grant date fair value for the three and six months ended July 30, 2021 and the fair value on the vesting date was higher than the grant date fair value for the three and six months ended July 31, 2020. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for the three and six months ended July 30, 2021 and a higher actual tax deduction for the three and six months ended July 31, 2020 than the amounts deducted for financial reporting purposes.
As of each of July 30, 2021 and January 29, 2021, the Company had $5.7 million and $5.3 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 29, 2021. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of July 30, 2021 and January 29, 2021. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended July 30, 2021 would have been $23.3 million, $3.0 million and $20.3 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of July 30, 2021 and January 29, 2021, the Company had $4.9 million net operating loss receivable from Dell and $(0.7) million income tax payable to Dell, respectively. The Company had $3.9 million and $3.8 million of unrecognized tax benefits as of July 30, 2021 and January 29, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.9 million and $1.9 million for the three and six months ended July 30, 2021, respectively, and $1.0 million and $2.0 million for the three and six months ended July 31, 2020, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.1 million and $0.3 million for the three and six months ended July 30, 2021, respectively, and $0.2 million and $0.5 million for the three and six months ended July 31, 2020, respectively.
EMC maintains a majority ownership interest in a subsidiary, VMware, Inc. ("VMware"), that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.5 million and $1.1 million for the three and six months ended July 30, 2021, respectively, and $1.0 million and $1.4 million for the three and six months ended July 31, 2020, respectively.
The Company recognized revenue related to solutions provided to VMware that totaled $0.2 million and $0.3 million for the three and six months ended July 30, 2021, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. For the three and six months ended July 30, 2021, purchases by the Company of solutions from Carbon Black totaled $1.5 million and $2.6 million, respectively.
The Company recognized no revenue related to security solutions provided to Boomi Inc., a subsidiary of Dell Technologies, for the three and six months ended July 30, 2021 and July 31, 2020, respectively. There were no purchases by the Company from this subsidiary for the three months ended July 30, 2021, and purchases of $56 thousand for the six months ended July 30, 2021. Purchases by the Company from this subsidiary were $5 thousand and $0.1 million for the three and six months ended July 31, 2020, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies, and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $51 thousand and $0.1 million for the three and six months ended July 30, 2021, respectively, and $0.1 million and $0.2 million for the three and six months ended July 31, 2020, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $15.2 million and $30.2 million for the three and six months ended July 30, 2021, respectively, and $14.6 million and $29.8 million for the three and six months ended July 31, 2020, respectively. In addition, as of July 30, 2021, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts, which Dell issued on behalf of the Company.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $2.9 million and $6.2 million for the three and six months ended July 30, 2021, respectively, and $4.5 million and $10.4 million for the three and six months ended July 31, 2020, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of July 30, 2021 and January 29, 2021 (in thousands).

	July 30, 2021	January 29, 2021
Related party payable (in accrued and other current liabilities)	$5,563	$13,807
Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$11,118	$15,625
Net operating loss tax sharing (payable)/receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$4,867	$(667)
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of July 30, 2021 and January 29, 2021 were as follows (in thousands):

	July 30, 2021	January 29, 2021
	Level 1	Level 1
Cash equivalents - Money Market Funds	$40,844	$85,841
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
Effective with the three months ended July 30, 2021, management decided to separately present Net revenue and Costs of revenue recognized from Subscription and Professional Services offerings, respectively, in the Condensed Consolidated Statement of Operations and within management's discussion and analysis. Historically, these amounts were presented within the Net revenue and Cost of revenue line items, respectively. We concluded that the discrete presentation of these revenue streams provides a more meaningful representation of the nature of the revenues generated by our service offerings. Certain prior year amounts have been conformed to the current year presentation
All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands.
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
Our solutions leverage the proprietary technologies, security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than 22 years. As key elements of our strategy, we seek to:
•be the cloud-native security software platform of choice,
•broaden our reach with security service providers to deliver our security software platform globally, and
•empower the global security community to beat the adversary at scale.

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
Our proprietary Taegis software platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS applications, which leverage workflows designed using 22 years of security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications with Vulnerability, Detection and Response, or VDR, during fiscal 2021 with our acquisition of Delve Laboratories Inc.
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
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources for the three and six months ended July 30, 2021. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods. Although we are unable to predict the extent and severity of all impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition.
In light of these considerations, we continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of the virus, effectiveness of vaccines deployed to contain the virus, impact on our employees, customers and vendors, impact on our customers' liquidity and our volume of sales, and length of our sales cycles, all of which remain uncertain and cannot be predicted, but which could have a material negative effect on our business, results of operations or financial condition. Due to our subscription-based business model, any such effect of COVID-19 may not be fully reflected in our results of operations until future periods.

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
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our Taegis software platform and solutions will contribute to long-term revenue growth, but it may continue to adversely affect our prospects for near-term profitability.
Introduction of New Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions, such as our Taegis solutions, that protect our customers from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We cannot be certain that we will realize increased revenue from our solutions development initiatives. We believe that our investment in solutions development will contribute to long-term revenue growth, but such investment may continue to adversely affect our prospects for near-term profitability.
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
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the six months ended July 30, 2021 and July 31, 2020:

	July 30, 2021	July 31, 2020
Taegis subscription customer base	700	200
Managed security subscription customer base	3,100	3,900
Total subscription customer base	3,600	4,000

Total customer base	5,200	5,500

Taegis annual recurring revenue (in millions)	$100.6	$33.5
Managed security annual recurring revenue (in millions)	314.4	407.7
Total annual recurring revenue (in millions)	$415.0	$441.1

Taegis average subscription revenue per customer (in thousands)	$148.6	$165.7
Managed security average subscription revenue per customer (in thousands)	$101.8	$105.9
Total average subscription revenue per customer (in thousands)	$116.5	$112.0

Net revenue retention rate	95%	96%
Taegis Subscription Customer Base and Managed Security Subscription Customer Base. We define our Taegis subscription customer base and managed security subscription customer base as the number of customers who have a subscription agreement to that respective offering as of a particular date. Some customers may have subscription agreements to both security offerings to address their current security needs.
Total Subscription Customer Base. We define our total subscription customer base as the number of unique customers who have a subscription agreement to our Taegis solutions and/or managed security services as of a particular date. We believe that growing our existing customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.
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
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium-sized business provides us with an opportunity to expand our professional services revenue. For each of the six months ended July 30, 2021 and July 31, 2020, approximately 61% and 67% of our professional services customers subscribed to our Taegis solutions or managed security services.
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
Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management's discussion and analysis include non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP earnings (loss) per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and our acquisition of Delve Laboratories Inc. in fiscal 2021, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with each such transaction.
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

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in thousands, except per share data)
GAAP net revenue(1)	$134,172	$138,476	$273,635	$279,657
GAAP subscription cost of revenue	$37,058	$39,989	$74,730	$82,455
Amortization of intangibles	(4,044)	(3,648)	(7,863)	(7,108)
Stock-based compensation expense	(15)	(219)	(117)	(448)
Non-GAAP subscription cost of revenue	$32,999	$36,122	$66,750	$74,899
GAAP professional services cost of revenue	$19,425	$19,911	$38,960	$40,354
Stock-based compensation expense	(176)	(179)	(372)	(304)
Non-GAAP professional services cost of revenue	$19,249	$19,732	$38,588	$40,050
GAAP gross profit	$77,689	$78,576	$159,945	$156,848
Amortization of intangibles	4,044	3,648	7,863	7,108
Stock-based compensation expense	190	398	489	753
Non-GAAP gross profit	$81,923	$82,622	$168,297	$164,709
GAAP research and development expenses	$30,417	$24,109	$58,569	$48,182
Stock-based compensation expense	(1,542)	(1,097)	(2,640)	(2,388)
Non-GAAP research and development expenses	$28,875	$23,012	$55,929	$45,794
GAAP sales and marketing expenses	$34,685	$35,624	$71,090	$73,076
Stock-based compensation expense	(1,016)	(882)	(1,748)	(1,623)
Non-GAAP sales and marketing expenses	$33,669	$34,742	$69,342	$71,453
GAAP general and administrative expenses	$26,488	$21,800	$52,043	$49,316
Amortization of intangibles	(3,523)	(3,524)	(7,047)	(7,047)
Stock-based compensation expense	(4,832)	(3,330)	(8,738)	(6,830)
Non-GAAP general and administrative expenses	$18,133	$14,946	$36,258	$35,439
GAAP operating loss	$(13,901)	$(2,957)	$(21,757)	$(13,726)
Amortization of intangibles	7,567	7,172	14,910	14,155
Stock-based compensation expense	7,580	5,707	13,615	11,594
Non-GAAP operating income	$1,246	$9,922	$6,768	$12,023
GAAP net loss	$(11,763)	$(1,227)	$(18,153)	$(8,763)
Amortization of intangibles	7,567	7,172	14,910	14,155
Stock-based compensation expense	7,580	5,707	13,615	11,594
Aggregate adjustment for income taxes	(2,463)	(3,278)	(5,460)	(6,081)
Non-GAAP net income	$921	$8,374	$4,912	$10,905
GAAP loss per share	$(0.14)	$(0.02)	$(0.22)	$(0.11)
Amortization of intangibles	0.09	0.08	0.18	0.17
Stock-based compensation expense	0.09	0.07	0.16	0.14
Aggregate adjustment for income taxes	(0.03)	(0.04)	(0.07)	(0.07)
Non-GAAP earnings per share *	$0.01	$0.10	$0.06	$0.13
* Sum of reconciling items may differ from total due to rounding of individual components
GAAP net loss	$(11,763)	$(1,227)	$(18,153)	$(8,763)
Interest and other, net	601	(30)	1,508	(1,023)
Income tax benefit	(2,739)	(1,700)	(5,112)	(3,940)
Depreciation and amortization	9,945	10,386	19,863	20,872
Stock-based compensation expense	7,580	5,707	13,615	11,594
Adjusted EBITDA	$3,624	$13,136	$11,721	$18,740
(1) Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, all shares of our outstanding Class B common stock, which as of July 30, 2021 represented approximately 83.2% of our total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of our outstanding common stock.
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
We generate revenue from the sales of our subscriptions and professional services.
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis SaaS security platform solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of July 30, 2021, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers.
•Professional Services Revenue. Professional services revenue consists primarily of incident response solutions and security and risk consulting. Professional services engagements are typically purchased as fixed-fee and retainer-based contracts. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates. In general, these contracts have terms of less than one year.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2022, approximately 76% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 33% of our total net revenue in the second quarter of fiscal 2022 and 29% of our total net revenue in the second quarter of fiscal 2021. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provide our SaaS applications or managed security services to customers across 78 countries as of July 30, 2021.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.
Cost of Revenue
Our cost of revenue consists of costs incurred to provide subscription and professional services.
•Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel-related expenses associated with maintaining our platform and delivering managed services to our subscription customers, as well as hosting costs for these platforms. Personnel-related expenses consist primarily of salaries, benefits and performance-based compensation. Also included in cost of subscription revenue are amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, maintenance fees and overhead allocations. As our business grows, the cost of subscription revenue associated with our solutions may fluctuate.
•Cost of Professional Services. Cost of professional services revenue consists primarily of personnel-related expenses, such as salaries, benefits and performance-based compensation. Also included in cost of professional services revenue are fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of professional services revenue associated with our solutions may fluctuate.
Gross Profit and Margin
Gross Margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix between our existing solutions, introduction of new solutions, personnel-related cost and cloud hosting cost. We expect our gross margins to fluctuate depending on these factors, but increase over time with expected growth and higher mix of Taegis subscription solutions revenue compared to managed security services and professional services revenue. However, as we balance revenue growth and continue to invest in initiatives to drive the efficiency of our business, gross margin as a percentage of total revenue may fluctuate from period to period.
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
Income Tax Benefit
Our effective tax benefit rate was 18.9% and 22.0% for the three and six months ended July 30, 2021, respectively, and 58.1% and 31.0% for the three and six months ended July 31, 2020, respectively. The change in effective tax rate between the periods was primarily attributable to the increase of loss before income taxes, the impact of certain discrete adjustments related to the vesting of stock-based compensation awards and results of foreign operations.
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

Results of Operations
Three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020
The following tables summarize our key performance indicators for the three and six months ended July 30, 2021 and July 31, 2020.

	Three Months Ended				Six Months Ended
	July 30, 2021		July 31, 2020		July 30, 2021		July 31, 2020
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(in thousands, except percentages)
Net revenue:
Subscription	$102,426	76.3%	$106,259	76.7%	$206,496	75.5%	$212,616	76.0%
Professional services	31,746	23.7%	32,217	23.3%	67,139	24.5%	67,041	24.0%
Total net revenue	$134,172	100.0%	$138,476	100.0%	$273,635	100.0%	$279,657	100.0%
Cost of revenue:
Subscription	$37,058	27.6%	$39,989	28.9%	$74,730	27.3%	$82,455	29.5%
Professional Services	19,425	14.5%	19,911	14.4%	38,960	14.2%	40,354	14.4%
Total cost of revenue	$56,483	42.1%	$59,900	43.3%	$113,690	41.5%	$122,809	43.9%
Total gross profit	$77,689	57.9%	$78,576	56.7%	$159,945	58.5%	$156,848	56.1%
Operating expenses:
Research and development	$30,417	22.7%	$24,109	17.4%	$58,569	21.4%	$48,182	17.2%
Sales and marketing	34,685	25.9%	35,624	25.7%	71,090	26.0%	73,076	26.1%
General and administrative	26,488	19.7%	21,800	15.7%	52,043	19.0%	49,316	17.6%
Total operating expenses	$91,590	68.3%	$81,533	58.9%	$181,702	66.4%	$170,574	61.0%
Operating loss	$(13,901)	(10.4)%	$(2,957)	(2.1)%	$(21,757)	(7.9)%	$(13,726)	(4.9)%
Net loss	$(11,763)	(8.8)%	$(1,227)	(0.9)%	$(18,153)	(6.6)%	$(8,763)	(3.1)%
Other Financial Information (1)
GAAP net revenue:
Subscription	$102,426	76.3%	$106,259	76.7%	$206,496	75.5%	$212,616	76.0%
Professional services	31,746	23.7%	32,217	23.3%	67,139	24.5%	67,041	24.0%
Total GAAP net revenue	$134,172	100.0%	$138,476	100.0%	$273,635	100.0%	$279,657	100.0%
Non-GAAP cost of revenue:
Non-GAAP Subscription	$33,000	24.6%	$36,122	26.1%	$66,750	24.4%	$74,898	26.8%
Non-GAAP Professional Services	19,249	14.3%	19,732	14.2%	38,588	14.1%	40,050	14.3%
Total Non-GAAP cost of revenue(1)	$52,249	38.9%	$55,854	40.3%	$105,338	38.5%	$114,948	41.1%
Non-GAAP gross profit	$81,923	61.1%	$82,622	59.7%	$168,297	61.5%	$164,709	58.9%
Non-GAAP operating expenses:
Non-GAAP research and development	$28,875	21.5%	$23,012	16.6%	$55,929	20.4%	$45,794	16.4%
Non-GAAP sales and marketing	33,669	25.1%	34,742	25.1%	69,342	25.3%	71,453	25.6%
Non-GAAP general and administrative	18,133	13.5%	14,946	10.8%	36,258	13.3%	35,439	12.7%
Total Non-GAAP operating expenses	$80,677	60.1%	$72,700	52.5%	$161,529	59.0%	$152,686	54.6%
Non-GAAP operating income	1,246	1.0%	9,922	7.2%	6,768	2.5%	12,023	4.3%
Non-GAAP net income	$921	0.7%	$8,374	6.0%	$4,912	1.8%	$10,905	3.9%
Adjusted EBITDA	$3,624	2.7%	$13,136	9.5%	$11,721	4.3%	$18,740	6.7%
____________________
(1)    See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for more information about these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. Non-GAAP financial measures as a percentage of revenue are calculated based on Total GAAP net revenue.

Revenue
The following table presents information regarding our revenue for the three and six months ended July 30, 2021 and July 31, 2020.

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2021	July 31, 2020	$	%	July 30, 2021	July 31, 2020	$	%
	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$18,503	$7,126	$11,377	159.7%	$32,463	$11,579	$20,884	180.4%
Managed Security Services	83,923	99,133	(15,210)	(15.3)%	174,033	201,037	(27,004)	(13.4)%
Total Subscription revenue	$102,426	$106,259	$(3,833)	(3.6)%	$206,496	$212,616	$(6,120)	(2.9)%
Professional services	31,746	32,217	(471)	(1.5)%	67,139	67,041	98	0.1%
Total net revenue	$134,172	$138,476	$(4,304)	(3.1)%	$273,635	$279,657	$(6,022)	(2.2)%
Subscription Revenue. For the three and six months ended July 30, 2021, subscription revenue decreased $3.8 million, or 3.6%, and $6.1 million, or 2.9%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. For the three months ended July 30, 2021, professional services revenue decreased $0.5 million, or 1.5%, compared to the three months ended July 31, 2020. The slight decrease was primarily driven by a decline in the number of billable hours compared to the same period in 2020.
For the six months ended July 30, 2021, professional services revenue slightly increased $0.1 million, or 0.1%, compared to the six months ended July 31, 2020. The modest increase was due to an increase in the number of engagements performed during the period.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $2.9 million and $6.2 million for the three and six months ended July 30, 2021, respectively, and $4.5 million and $10.4 million for the three and six months ended July 31, 2020, respectively. Approximately 60% of these net revenue amounts were derived from professional services while approximately 40% were derived from subscription services for each period presented. For more information regarding these commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended July 30, 2021, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $44.5 million, or 10.1%, and $89.4 million, or 10.4%, of our total revenue from the three and six months ended July 31, 2020. Currently, our international customers are primarily located in the Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and six months ended July 30, 2021 and July 31, 2020.

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2021	July 31, 2020	$	%	July 30, 2021	July 31, 2020	$	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$37,058	$39,989	$(2,931)	(7.3)%	$74,730	$82,455	$(7,725)	(9.4)%
Professional Services	19,425	19,911	(486)	(2.4)%	38,960	40,354	(1,394)	(3.5)%
Total cost of revenue	$56,483	$59,900	$(3,417)	(5.7)%	$113,690	$122,809	$(9,119)	(7.4)%
Other Financial Information
Non-GAAP Subscription	$33,000	$36,122	$(3,122)	(8.6)%	$66,750	$74,898	$(8,148)	(10.9)%
Non-GAAP Professional Services	19,249	19,732	(483)	(2.4)%	38,588	40,050	(1,462)	(3.7)%
Total Non-GAAP cost of revenue(1)	$52,249	$55,854	$(3,605)	(6.5)%	$105,338	$114,948	$(9,610)	(8.4)%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Subscription Cost of Revenue. For the three months ended July 30, 2021, Subscription cost of revenue decreased $2.9 million, or 7.3%. As a percentage of revenue, subscription cost of revenue decreased 130 basis points to 27.6%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 150 basis points to 24.6%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
For the six months ended July 30, 2021, subscription cost of revenue decreased $7.7 million, or 9.4%. As a percentage of revenue, subscription cost of revenue decreased 220 basis points to 27.3%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 240 basis points to 24.4%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
Professional Services Cost of Revenue. For the three months ended July 30, 2021, professional services cost of revenue decreased $0.5 million, or 2.4%. As a percentage of revenue, professional services cost of revenue decreased 10 basis points to 14.5%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 10 basis points to 14.3%. The decrease in professional services cost of revenue was primarily attributable to reduced cost associated with the utilization of third-party consultants.
For the six months ended July 30, 2021, professional services cost of revenue decreased $1.4 million, or 3.5%. As a percentage of revenue, professional services cost of revenue decreased 20 basis points to 14.2%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 20 basis points to 14.1%. The decrease in professional services cost of revenue was primarily attributable to reduced cost associated with the utilization of third-party consultants.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and six months ended July 30, 2021 and July 31, 2020.

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2021	July 31, 2020	$	%	July 30, 2021	July 31, 2020	$	%
	(in thousands, except percentages)
Gross Profit:
Subscription	$65,368	$66,270	$(902)	(1.4)%	$131,766	$130,161	$1,605	1.2%
Professional Services	12,321	12,306	$15	0.1%	28,179	26,687	1,492	5.6%
Total Gross Profit	$77,689	$78,576	$(887)	(1.1)%	$159,945	$156,848	$3,097	2.0%

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2021	July 31, 2020	%		July 30, 2021	July 31, 2020	%
Gross Margin:
Subscription	63.8%	62.4%	1.4%		63.8%	61.2%	2.6%
Professional Services	38.8%	38.2%	0.6%		42.0%	39.8%	2.2%
Total Gross Margin	57.9%	56.7%	1.2%		58.5%	56.1%	2.4%
Subscription Gross Margin. For the three and six months ended July 30, 2021, subscription gross margin increased primarily due to our continued focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies associated with reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 1.8% and 2.9% for the three and six months ended July 30, 2021, respectively.
Professional Services Gross Margin. For the three months ended and six months ended July 30, 2021, professional services gross margin increased primarily due reduced cost associated with the utilization of third-party consultants.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin increased 0.6% and 2.2% for the three and six months ended July 30, 2021, respectively.

Operating Expenses
The following table presents information regarding our operating expenses for the three and six months ended July 30, 2021 and July 31, 2020.

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2021	July 31, 2020	$	%	July 30, 2021	July 31, 2020	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,417	$24,109	$6,308	26.2%	$58,569	$48,182	$10,387	21.6%
Sales and marketing	34,685	35,624	(939)	(2.6)%	71,090	73,076	(1,986)	(2.7)%
General and administrative	26,488	21,800	4,688	21.5%	52,043	49,316	2,727	5.5%
Total operating expenses	$91,590	$81,533	$10,057	12.3%	$181,702	$170,574	$11,128	6.5%

Other Financial Information
Non-GAAP research and development	$28,875	$23,012	$5,863	25.5%	$55,929	$45,794	$10,135	22.1%
Non-GAAP sales and marketing	33,669	34,742	(1,073)	(3.1)%	69,342	71,453	(2,111)	(3.0)%
Non-GAAP general and administrative	18,133	14,946	3,187	21.3%	36,258	35,439	819	2.3%
Non-GAAP operating expenses (1)	$80,677	$72,700	$7,977	11.0%	$161,529	$152,686	$8,843	5.8%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. For the three months ended July 30, 2021, R&D expenses increased $6.3 million, or 26.2%. As a percentage of revenue, R&D expenses increased 530 basis points to 22.7%. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 490 basis points to 21.5%. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our Taegis software platform and SaaS applications.
For the six months ended July 30, 2021, R&D expenses increased $10.4 million, or 21.6%. As a percentage of revenue, R&D expenses increased 420 basis points to 21.4%. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 400 basis points to 20.4%. The increase in R&D expenses was primarily attributable to increased compensation and benefits associated with the addition of R&D personnel resulting from the continued development of our Taegis software platform and SaaS applications.
Sales and Marketing Expenses. For the three months ended July 30, 2021, S&M expenses decreased $0.9 million, or 2.6%. As a percentage of revenue, S&M expenses decreased 20 basis points to 25.9%. On a non-GAAP basis, S&M expenses as a percentage of revenue remained at 25.1%. The decrease in S&M expenses was primarily attributable to $2.6 million of lower commission expense, partially offset by an increase in marketing program expense of $1.7 million related to our Taegis platform offerings.
For the six months ended July 30, 2021, S&M expenses decreased $2.0 million, or 2.7%. As a percentage of revenue, S&M expenses decreased 10 basis points to 26.0%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 30 basis points to 25.3%. The decrease in S&M expenses was primarily attributable to $4.7 million of lower commission expense, partially offset by an increase in marketing program expense of $2.7 million related to our Taegis platform offerings.
General and Administrative Expenses. For the three months ended July 30, 2021, G&A expenses increased $4.7 million, or 21.5%. As a percentage of revenue, G&A expenses increased 400 basis points to 19.7% . On a non-GAAP basis, G&A expenses as a percentage of revenue increased 270 basis points to 13.5%. The increase in G&A expenses was primarily attributable to higher employee-related costs.
For the six months ended July 30, 2021, G&A expenses increased $2.7 million, or 5.5%. As a percentage of revenue, G&A expenses increased 140 basis points to 19.0%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 60 basis points to 13.3%. The increase in G&A expenses was primarily attributable to higher employee-related costs, which was offset by lower professional services and consulting related costs.

Operating Income (Loss)
Our operating loss for the three months ended July 30, 2021 and July 31, 2020 was $(13.9) million and $(3.0) million, respectively. As a percentage of revenue, our operating loss was (10.4)% and (2.1)% for the three months ended July 30, 2021 and July 31, 2020, respectively. The increase in our operating loss was primarily due to higher operating expenses, as previously described.
Our operating loss for the six months ended July 30, 2021 and July 31, 2020 was $(21.8) million and $(13.7) million, respectively. As a percentage of revenue, our operating loss was (7.9)% and (4.9)% for the six months ended July 30, 2021 and July 31, 2020, respectively. The increase in our operating loss was primarily due to higher operating expenses, as previously described.
Operating income on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $1.2 million and $6.8 million for the three and six months ended July 30, 2021, respectively, compared to a non-GAAP operating income of $9.9 million and $12.0 million for the three and six months ended July 31, 2020, respectively.
Interest and Other, Net
Our interest and other, net was $(0.6) million and $(1.5) million for the three and six months ended July 30, 2021, respectively, compared with $30 thousand and $1.0 million for the three and six months ended July 31, 2020, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $2.7 million, or 18.9%, and $5.1 million, or 22.0%, of our pre-tax loss during the three and six months ended July 30, 2021, respectively, and $1.7 million, or 58.1%, and $3.9 million, or 31.0%, of our pre-tax loss during the three and six months ended July 31, 2020, respectively. The changes in the effective tax benefit rate were primarily attributable to both the increase of loss before income taxes and the impact of certain discrete adjustments related to stock-based compensation awards.
Net Income (Loss)
Our net loss of $(11.8) million increased $10.5 million, for the three months ended July 30, 2021. For the six months ended July 30, 2021, our net loss of $(18.2) million increased $(9.4) million. Net income on a non-GAAP basis for the three months ended July 30, 2021 was $0.9 million compared to a non-GAAP net income of $8.4 million for the three months ended July 31, 2020, and non-GAAP net income for the six months ended July 30, 2021 was $4.9 million compared to a non-GAAP income of $10.9 million for the six months ended July 31, 2020. The changes on both a GAAP and non-GAAP basis were attributable to increased operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current period.

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
Selected Measures of Liquidity and Capital Resources
As of July 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents and accounts receivable. Our cash and cash equivalents balance as of July 30, 2021 included $40.8 million invested in money market funds pending their use in our business.
Selected measures of our liquidity and capital resources are as follows:

	July 30, 2021	January 29, 2021
	(in thousands)

Cash and cash equivalents	$196,961	$220,300
Accounts receivable, net	$97,835	$108,005
We invoice our customers based on a variety of billing schedules. During the six months ended July 30, 2021, on average, approximately 58% of the Company's recurring revenue was billed in advance annually or for the entirety of the contract amount, and approximately 42% was billed in advance on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of July 30, 2021 reflected increased collection activity. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of July 30, 2021 and January 29, 2021, the provision for credit losses was $4.5 million and $4.8 million, respectively. Based upon our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of July 30, 2021 or January 29, 2021 and we did not borrow any amounts under the facility during the six months ended July 30, 2021. Effective March 25, 2021, the facility was amended and restated to extend the maturity date to March 25, 2022 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.54%.
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

Cash Flows
The following table presents information concerning our cash flows for the six months ended July 30, 2021 and July 31, 2020.

	Six Months Ended
	July 30, 2021	July 31, 2020
	(in thousands)
Net change in cash from:
Operating activities	$(13,277)	$6,023
Investing activities	(4,251)	(1,709)
Financing activities	(5,811)	(4,658)
Change in cash and cash equivalents	$(23,339)	$(344)

Operating Activities — Cash (used)/provided by operating activities totaled $(13.3) million and $6.0 million for the six months ended July 30, 2021 and July 31, 2020, respectively. The increased use of our operating cash was primarily driven by the decrease in our net transactions with Dell and accounts payables. We expect that our future transactions with Dell will continue to be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $4.3 million and $1.7 million for the six months ended July 30, 2021 and July 31, 2020, respectively. For the periods presented, investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, as well as capital expenditures to support our facilities infrastructure.
Financing Activities — Cash used in financing activities totaled $5.8 million and $4.7 million for the six months ended July 30, 2021 and July 31, 2020, respectively. The use of cash flows for the six months ended July 30, 2021 reflected employee tax withholding payments paid by us of $7.2 million on restricted stock-based awards, offset by $1.4 million of proceeds from stock option exercises.
Off-Balance Sheet Arrangements
As of July 30, 2021, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and six months ended July 30, 2021.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2021. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of July 30, 2021.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Separation Agreement and Release, dated as of June 1, 2021, between SecureWorks Corp. (the “Company”) and Michael R. Cote (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2021) (Commission File No. 001-37748)).

10.2*
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2021) (Commission File No. 001-37748)).

10.3*	Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.4*	Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
10.5*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan. Filed herewith.
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

Date: September 2, 2021