Form 10-Q
period 2021-10-29
SecureWorks Corp
filed 2021-12-02
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2021

or
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of December 1, 2021, there were 84,202,245 shares of the registrant's common stock outstanding, consisting of 14,202,245 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.

Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	October 29, 2021	January 29, 2021

ASSETS
Current assets:
Cash and cash equivalents	$205,129	$220,300
Accounts receivable, net of allowances of $4,010 and $4,830, respectively	95,108	108,005
Inventories, net	515	560
Other current assets	14,515	17,349
Total current assets	315,267	346,214
Property and equipment, net	11,048	17,143
Operating lease right-of-use assets, net	18,979	22,330
Goodwill	426,228	425,861
Intangible assets, net	139,853	157,820
Other non-current assets	79,312	75,993
Total assets	$990,687	$1,045,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,063	$16,769
Accrued and other current liabilities	85,128	109,134
Short-term deferred revenue	164,359	168,437
Total current liabilities	262,550	294,340
Long-term deferred revenue	5,399	9,590
Operating lease liabilities, non-current	18,461	22,461
Other non-current liabilities	51,946	51,189
Total liabilities	338,356	377,580
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,202 and 12,450 issued and outstanding, respectively.	142	124
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	933,427	917,344
Accumulated deficit	(260,847)	(229,831)
Accumulated other comprehensive loss	(1,195)	(660)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	652,331	667,781
Total liabilities and stockholders' equity	$990,687	$1,045,361
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020

Net revenue:
Subscription	$102,992	$108,265	$309,488	$320,881
Professional services	30,707	33,376	97,846	100,417
Total net revenue	133,699	141,641	407,334	421,298
Cost of revenue:
Subscription	34,888	40,051	109,423	122,506
Professional services	18,002	19,562	57,157	59,916
Total cost of revenue	52,890	59,613	166,580	182,422
Gross profit	80,809	82,028	240,754	238,876
Operating expenses:
Research and development	32,767	27,608	91,336	75,790
Sales and marketing	35,008	34,810	106,098	107,886
General and administrative	28,404	24,508	80,447	73,824
Total operating expenses	96,179	86,926	277,881	257,500
Operating loss	(15,370)	(4,898)	(37,127)	(18,624)
Interest and other, net	(762)	(79)	(2,270)	944
Loss before income taxes	(16,132)	(4,977)	(39,397)	(17,680)
Income tax benefit	(3,269)	(1,369)	(8,381)	(5,309)
Net loss	$(12,863)	$(3,608)	$(31,016)	$(12,371)

Loss per common share (basic and diluted)	$(0.15)	$(0.04)	$(0.37)	$(0.15)
Weighted-average common shares outstanding (basic and diluted)	83,297	81,474	82,754	81,276

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net loss	$(12,863)	$(3,608)	$(31,016)	$(12,371)
Foreign currency translation adjustments, net of tax	(621)	(587)	(535)	(73)
Comprehensive loss	$(13,484)	$(4,195)	$(31,551)	$(12,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	October 29, 2021	October 30, 2020
Cash flows from operating activities:
Net loss	$(31,016)	$(12,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,914	30,978
Amortization of right of use asset	3,081	1,577
Stock-based compensation expense	23,677	17,675
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,374	(1,190)
Income tax benefit	(8,381)	(5,309)
Other non cash impacts	—	150
Provision for credit losses	73	1,871
Changes in assets and liabilities:
Accounts receivable	12,460	2,296
Net transactions with parent	(6,794)	5,586
Inventories	45	56
Other assets	8,107	4,514
Accounts payable	(3,814)	2,668
Deferred revenue	(8,830)	(4,820)
Operating leases, net	(4,266)	(2,202)
Accrued and other liabilities	(18,403)	(13,046)
Net cash (used)/provided by operating activities	(1,773)	28,433
Cash flows from investing activities:
Acquisition of a Business, net of cash	—	(15,081)
Software development costs	(4,574)	—
Capital expenditures	(1,248)	(2,181)
Net cash used in investing activities	(5,822)	(17,262)
Cash flows from financing activities:
Payment of taxes for equity awards	(11,710)	(4,962)
Proceeds from stock option exercises	4,134	—
Net cash used in financing activities	(7,576)	(4,962)

Net decrease in cash and cash equivalents	(15,171)	6,209
Cash and cash equivalents at beginning of the period	220,300	181,838
Cash and cash equivalents at end of the period	$205,129	$188,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended October 29, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, July 30, 2021	14,092	$141	70,000	$700	$925,131	$(247,984)	$(574)	$(19,896)	$657,518
Net loss	—	—	—	—	—	(12,863)	—	—	(12,863)
Other comprehensive loss	—	—	—	—	—	—	(621)	—	(621)
Vesting of restricted stock units	183	2	—	—	(2)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(73)	(1)	—	—	(1,764)	—	—	—	(1,765)
Stock-based compensation	—	—	—	—	10,062	—	—	—	10,062
Balance, October 29, 2021	14,202	$142	70,000	$700	$933,427	$(260,847)	$(1,195)	$(19,896)	$652,331

Nine Months Ended October 29, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 29, 2021	12,450	124	70,000	700	917,344	(229,831)	(660)	(19,896)	667,781
Net loss	—	—	—	—	—	(31,016)	—	—	(31,016)
Other comprehensive loss	—	—	—	—	—	—	(535)	—	(535)
Vesting of restricted stock units	1,380	14	—	—	(14)	—	—	—	—
Exercise of stock options	1,417	14	—	—	4,120	—	—	—	4,134
Grant of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(1,530)	(15)	—	—	(11,695)	—	—	—	(11,710)
Stock-based compensation	—	—	—	—	23,677	—	—	—	23,677
Balance, October 29, 2021	14,202	$142	70,000	$700	$933,427	$(260,847)	$(1,195)	$(19,896)	$652,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended October 30, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, July 31, 2020	12,186	$122	70,000	$700	$903,909	$(216,692)	$(2,576)	$(19,896)	$665,567
Net loss	—	—	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive loss	—	—	—	—	—	—	(587)	—	(587)
Vesting of restricted stock units	75	—	—	—	—	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(25)	—	—	—	(304)	—	—	—	(304)
Stock-based compensation	—	—	—	—	6,081	—	—	—	6,081
Balances, October 30, 2020	12,236	$122	70,000	$700	$909,686	$(220,300)	$(3,163)	$(19,896)	$667,149

Nine Months Ended October 30, 2020	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(12,371)	—	—	(12,371)
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Vesting of restricted stock units	993	9	—	—	(9)	—	—	—	—
Grant of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(418)	(4)	—	—	(4,958)	—	—	—	(4,962)
Stock-based compensation	—	—	—	—	17,675	—	—	—	17,675
Balances, October 30, 2020	12,236	$122	70,000	$700	$909,686	$(220,300)	$(3,163)	$(19,896)	$667,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, "Secureworks" or the "Company") is a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting the Company's customers by outpacing and outmaneuvering adversaries.
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, "Dell") all shares of the Company's outstanding Class B common stock, which as of October 29, 2021 represented approximately 83.1% of the Company's total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of the Company's outstanding common stock.
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
Effective beginning with the three months ended July 30, 2021, the Company is presenting Net revenue and Costs of revenue recognized from Subscription and Professional Services offerings, respectively, in the Condensed Consolidated Statement of Operations. Historically, these amounts were presented as a single amount within the Net revenue and Cost of revenue line items, respectively. The Company concluded that the discrete presentation of these revenue streams provides a more meaningful representation of the nature of the revenues generated by our service offerings. Certain prior year amounts have been conformed to the current year presentation.
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services is charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding these and other related party transactions, see "Note 11—Related Party Transactions."
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
assets, such as accounts receivables, inventories, fixed assets, goodwill and other identifiable intangible assets, and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three and nine months ended October 29, 2021. As the COVID-19 pandemic continues to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As the pandemic continues to evolve, the Company's estimates may change materially in future periods.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the nine months ended October 29, 2021, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2021.
Business Combinations—The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The allocation of the purchase price in a business combination requires the Company to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets included, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates and the profit margin a market participant would receive. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For more information, see "Note 2 —Business Combinations."
NOTE 2 — BUSINESS COMBINATIONS
There was no business combination activity during the three months ended October 29, 2021. The following disclosure information relates to related activity that occurred during the comparative periods presented in the Company's financial statements.
On September 21, 2020, the Company acquired all of the outstanding shares (representing 100% of the voting interest) of Delve Laboratories Inc. ("Delve") for approximately $15.4 million. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve's software-as-a-service solution is powered by artificial intelligence and machine learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. Secureworks plans to integrate the vulnerability discovery and prioritization technology into new offerings within its cloud-based portfolio, including its Red Cloak Platform and TDR application, expanding visibility and insights for users. The financial results of Delve have been included in the Company's condensed consolidated financial statements prospectively from the date of acquisition within the Company's single reporting unit. The goodwill recognized as described below in connection with the transaction is primarily attributable to the anticipated synergies from future growth of the product and the Company’s Red Cloak Platform. The acquisition was treated as an asset transaction for tax purposes and $9.1 million of goodwill acquired is expected to be deductible for tax purposes. Transaction costs were approximately $0.6 million and were expensed as incurred by the Company. The acquired business did not have a material impact on the Company's condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the allocation of the aggregate purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of USD), which was completed as of January 29, 2021:

Total Purchase Price Allocation for Acquisition
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Numerator:
Net loss	$(12,863)	$(3,608)	$(31,016)	$(12,371)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	83,297	81,474	82,754	81,276

Loss per common share:
Basic and Diluted	$(0.15)	$(0.04)	$(0.37)	$(0.15)

Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	4,699	6,436	5,199	6,151

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscription revenue and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service (“SaaS”) security platform and (ii) managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response (“XDR”), and Vulnerability Detection and Response (“VDR”), along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response (“ManagedXDR”). Subscription-based managed security service arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Professional services typically include incident response and security and risk consulting solutions.
The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenue:
Managed Security Services	$79,063	$99,088	$253,096	$300,124
Taegis Subscription Solutions	$23,929	$9,177	$56,392	$20,757
Total subscription revenue	$102,992	$108,265	$309,488	$320,881
Professional Services	$30,707	$33,376	$97,846	$100,417
Total net revenue	$133,699	$141,641	$407,334	$421,298
Taegis Subscription Solutions revenue for the three and nine months ended October 30, 2020 has been presented for consistency with current period presentation.

The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the nine months ended October 29, 2021, on average, 59% of the Company's recurring revenue was billed in advance annually or for the entirety of the contract amount, and approximately 41% was billed in advance on either a monthly or a quarterly basis. In addition, many of the Company's professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.

Changes to the Company's deferred revenue during the nine months ended October 29, 2021 and October 30, 2020 are as follows (in thousands):

	As of January 29, 2021	Upfront payments received and billings during the nine months ended October 29, 2021	Revenue recognized during the nine months ended October 29, 2021	As of October 29, 2021
Deferred revenue	$178,027	$224,152	$(232,420)	$169,759

	As of January 31, 2020	Upfront payments received and billings during the nine months ended October 30, 2020	Revenue recognized during the nine months ended October 30, 2020	As of October 30, 2020
Deferred revenue	$188,537	$217,903	$(222,974)	$183,466

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated (“active”); and (ii) the value of subscription-based solutions contracted with customers that have not yet been installed (“backlog”). Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in Accounting Standards Codification (“ASC”) paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

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
As of October 29, 2021, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$263,589	$143,093	$82,973	$33,333	$4,190
Performance obligation - backlog	11,697	4,663	4,613	2,421	—
Total	$275,286	$147,756	$87,586	$35,754	$4,190

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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended October 29, 2021 and October 30, 2020 are as follows (in thousands):

	As of January 29, 2021	Amount capitalized	Amount recognized	As of October 29, 2021
Deferred commissions	$57,888	$10,914	$(14,694)	$54,108
Deferred fulfillment costs	11,009	1,641	(4,001)	8,649

	As of January 31, 2020	Amount capitalized	Amount recognized	As of October 30, 2020
Deferred commissions	$62,785	$11,369	$(16,040)	$58,114
Deferred fulfillment costs	11,366	4,163	(4,312)	11,217

The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs during the three and nine months ended October 29, 2021 or October 30, 2020.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill increased $0.3 million due to foreign currency translation for the nine months ended October 29, 2021, as compared to January 29, 2021. Goodwill totaled $426.2 million as of October 29, 2021 and $425.9 million as of January 29, 2021.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2022 by performing a "Step 0" qualitative assessment of goodwill at the reporting unit level, as well as the Company's indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company's consideration of the relevant events and circumstances that would affect the Company's single reporting unit, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the market price of the Company's Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset is less than their respective carrying values.
The Company did not recognize any impairment loss on goodwill or trade name asset during the period through October 29, 2021.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangible Assets
The Company's intangible assets as of October 29, 2021 and January 29, 2021 were as follows (in thousands):

	October 29, 2021			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$189,518	$(115,912)	$73,606	$189,518	$(105,341)	$84,177
Technology	148,397	(112,268)	36,129	143,821	(100,296)	43,525
Finite-lived intangible assets	337,915	(228,180)	109,735	333,339	(205,637)	127,702
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$368,033	$(228,180)	$139,853	$363,457	$(205,637)	$157,820

Amortization expense related to finite-lived intangible assets was approximately $7.6 million and $22.5 million for the three and nine months ended October 29, 2021, respectively, and $7.2 million and $21.3 million for the three and nine months ended October 30, 2020, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended October 29, 2021 or October 30, 2020.
NOTE 6 — DEBT
Revolving Credit Facility
On November 2, 2015, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., entered into a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was subsequently extended on the same terms for additional one-year terms. During the nine months ended October 29, 2021, the facility was amended and restated to extend the maturity date from March 26, 2021 to March 25, 2022 and to increase the annual rate at which interest accrues to the applicable LIBOR plus 1.54%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. All other terms remained substantially the same.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of October 29, 2021 or January 29, 2021.
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
NOTE 7— COMMITMENTS AND CONTINGENCIES
Legal Contingencies—From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of October 29, 2021, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Customer-based Taxation Contingencies—Various government entities ("taxing authorities") require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company's application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency. As of October 29, 2021, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. The Company will continue to appeal these rulings, but should the Company not prevail, there could be obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. An estimated liability in the amount of $7.7 million related to such sales tax matters has been accrued as of October 29, 2021, of which $1.5 million was recorded during the three months ended October 29, 2021. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, it does not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three and nine months ended October 29, 2021 and October 30, 2020, the Company had no customer that represented 10% or more of its net revenue.
NOTE 8 — LEASES
The Company recorded operating lease costs for facilities of approximately $1.4 million and $4.1 million for the three and nine months ended October 29, 2021, respectively, and $1.5 million and $4.6 million for the three and nine months ended October 30, 2020, respectively. Operating lease costs include expenses in connection with variable lease costs of $0.1 million and $0.2 million for the three and nine months ended October 29, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended October 30, 2020, respectively, which primarily consisted of utilities and common area charges.

The Company recorded operating lease costs for equipment leases of approximately $0.1 million and $0.3 million for the three and nine months ended October 29, 2021, respectively, and $0.1 million and $1.2 million for the three and nine months ended October 30, 2020, respectively. Equipment lease costs included short-term lease costs of $0.1 million and $0.3 million for the three and nine months ended October 29, 2021, respectively, and $0.1 million and $1.0 million for the three and nine months ended October 30, 2020, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $5.2 million for the three and nine months ended October 29, 2021, respectively, and $1.5 million and $3.3 million for the three and nine months ended October 30, 2020, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

October 29, 2021
Weighted-average remaining lease term	4.6 years
Weighted-average discount rate	5.35%

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the maturity of the Company's operating lease liabilities as of October 29, 2021 (in thousands):

Fiscal Years Ending	October 29, 2021
2022	$1,722
2023	6,395
2024	6,048
2025	5,239
2026	4,592
Thereafter	4,131
Total operating lease payments	$28,127
Less imputed interest	(3,219)
Total operating lease liabilities	$24,908
The Company's leases have remaining lease terms of 7 months to 5.2 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
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
Under the 2016 Plan, the Company granted 53,586 and 2,415,174 restricted stock units during the three and nine months ended October 29, 2021, respectively, and 345,694 and 2,819,351 restricted stock units during the three and nine months ended October 30, 2020, respectively. The Company granted no restricted stock awards during the three months ended October 29, 2021 and October 30, 2020, and 466,644 and 454,546 restricted stock awards during the nine months ended October 29, 2021 and October 30, 2020, respectively. The restricted stock units and restricted stock awards granted during both such periods vest over an average of a three-year period. Approximately 29% and 15% of such awards granted during the nine months ended October 29, 2021 and October 30, 2020, respectively, are subject to performance conditions. All restricted stock unit awards issued during the three months ended April 30, 2021 were subject to approval by the Company's stockholders at the annual meeting held on June 21, 2021 of an amendment to the 2016 Plan to increase the number of Class A common stock shares issuable under the plan by 5,000,000 shares. Such stockholder approval was obtained and those awards were deemed granted and outstanding for accounting purposes during the nine months ended October 29, 2021.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The employees who receive these cash awards do not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to fiscal 2021 are subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three and nine months ended October 29, 2021 and October 30, 2020 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted cash awards of $0.1 million and $9.1 million during the three and nine months ended October 29, 2021, respectively, and $0.5 million and $8.6 million during the three and nine months ended October 30, 2020, respectively. The Company recognized $1.6 million and $4.8 million of related compensation expense for the three and nine months ended October 29, 2021, respectively, and $1.9 million and $5.1 million for the three and nine months ended October 30, 2020, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 — INCOME AND OTHER TAXES
The Company's loss before income taxes, income tax benefit and effective income tax rate for the three and nine months ended October 29, 2021 and October 30, 2020 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020

Loss before income taxes	$(16,132)	$(4,977)	$(39,397)	$(17,680)
Income tax benefit	$(3,269)	$(1,369)	$(8,381)	$(5,309)
Effective tax benefit rate	20.3%	27.5%	21.3%	30.0%

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
The Company's effective tax benefit rate was 20.3% and 21.3% for the three and nine months ended October 29, 2021, respectively, and 27.5% and 30.0% for the three and nine months ended October 30, 2020, respectively. The changes in the Company's effective income tax rate between the periods were primarily attributable to both the increase in loss before income taxes for the three months ended October 29, 2021 and the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.5 million and $0.4 million for the three and nine months ended October 29, 2021, respectively, and $0.3 million and $0.8 million for the three and nine months ended October 30, 2020, respectively. The changes related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was higher than the grant date fair value for both the three and nine months ended October 29, 2021 and October 30, 2020, respectively. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a higher actual tax deduction for both the three and nine months ended October 29, 2021 and October 30, 2020 than the amounts deducted for financial reporting purposes.
As of each of October 29, 2021 and January 29, 2021, the Company had $6.3 million and $5.3 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 29, 2021. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of October 29, 2021 and January 29, 2021. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended October 29, 2021 would have been $39.4 million, $5.3 million and $34.1 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of October 29, 2021 and January 29, 2021, the Company had $9.0 million income tax receivable from Dell and $(0.7) million income tax payable to Dell, respectively. The Company had $3.9 million and $3.8 million of unrecognized tax benefits as of October 29, 2021 and January 29, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $1.0 million and $3.0 million for the three and nine months ended October 29, 2021, respectively, and $1.0 million and $3.0 million for the three and nine months ended October 30, 2020, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.

Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. These purchases were made at pricing that is intended to approximate arm's-length pricing. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell ("EMC"), totaled $0.2 million and $0.5 million for the three and nine months ended October 29, 2021, respectively, and $0.1 million and $0.6 million for the three and nine months ended October 30, 2020, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc. ("VMware"), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.1 million and $1.2 million for the three and nine months ended October 29, 2021, respectively, and $0.4 million and $1.8 million for the three and nine months ended October 30, 2020, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, though Michael Dell will remain as Chairman of the VMWare Board.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million and $0.4 million for the three and nine months ended October 29, 2021, respectively and $0.1 million and $0.3 million for the three and nine months ended October 30, 2020, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. For the three and nine months ended October 29, 2021 purchases by the Company of solutions from Carbon Black totaled $1.7 million and $4.3 million for the three and nine months ended October 29, 2021, respectively, and $1.3 million and $4.4 million for the three and nine months ended October 30, 2020, respectively.
The Company recognized no revenue related to security solutions provided to Boomi, Inc., a former subsidiary of Dell Technologies, for the three and nine months ended October 29, 2021 and October 30, 2020, respectively. There were no purchases by the Company from Boomi, Inc. for the three months ended October 29, 2021 and October 30, 2020, respectively, and purchases of $0.1 million for the nine months ended October 29, 2021 and October 30, 2020, respectively. Dell Technologies completed its sale of Boomi, Inc. during the three months ended October 29, 2021.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Michael S. Dell, Chairman and Chief Executive Officer of Dell Technologies, and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $41 thousand and $0.1 million for the three and nine months ended October 29, 2021, respectively, and $23 thousand and $0.2 million for the three and nine months ended October 30, 2020, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred and for contracts subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $15.1 million and $45.3 million for the three and nine months ended October 29, 2021, respectively, and $14.2 million and $44.0 million for the three and nine months ended October 30, 2020, respectively. In addition, as of October 29, 2021, the Company had approximately $1.8 million of contingent obligations to Dell related to outstanding

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
performance bonds for certain customer contracts, which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities the Company's financial statements.
As the Company's customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services at pricing that is intended to approximate arm’s-length pricing, in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $2.7 million and $8.9 million for the three and nine months ended October 29, 2021, respectively, and $4.3 million and $14.9 million for the three and nine months ended October 30, 2020, respectively.
As a result of the foregoing related party arrangements beginning in the third quarter of the fiscal year ended January 29, 2016, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of October 29, 2021 and January 29, 2021 (in thousands).

	October 29, 2021	January 29, 2021
Net intercompany payable (included in "Accrued and other current liabilities")	$8,595	$13,807

Accounts receivable from customers under reseller agreements with Dell (included in "Accounts receivable, net")	$12,681	$15,625

Net operating loss tax sharing receivable/(payable) under agreement with Dell (receivable included in "Other non-current assets" at October 29, 2021 and payable included in "Accrued and other current liabilities" at January 29, 2021)	$8,973	$(667)
NOTE 12— FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of October 29, 2021 and January 29, 2021 were as follows (in thousands):

	October 29, 2021	January 29, 2021
	Level 1	Level 1
Cash equivalents - Money Market Funds	$30,844	$85,841

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
Effective beginning with the three months ended July 30, 2021, management decided to separately present Net revenue and Costs of revenue recognized from Subscription and Professional Services offerings, respectively, in the Condensed Consolidated Statement of Operations and within management's discussion and analysis. Historically, these amounts were presented within the Net revenue and Cost of revenue line items, respectively. We concluded that the discrete presentation of these revenue streams provides a more meaningful representation of the nature of the revenues generated by our service offerings. Certain prior year amounts have been conformed to the current year presentation
All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands.
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
Our proprietary Taegis security platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis security platform is a core element for our SaaS applications, which leverage workflows designed using 22 years of security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications with Vulnerability, Detection and Response, or VDR, during fiscal 2021 with our acquisition of Delve Laboratories Inc.
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
Acquisition of Delve Laboratories
We seek to make strategic acquisitions of other companies to supplement our internal growth. On September 21, 2020, we acquired all of the outstanding shares of Delve Laboratories Inc., or Delve, for $15.1 million, net of cash acquired. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve’s SaaS solution is powered by artificial intelligence and machine learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. We are integrating the vulnerability discovery and prioritization technology into new offerings within our cloud-based portfolio, including our Red Cloak Platform and TDR application, expanding visibility and insights for users.
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a "pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources for the three and nine ended October 29, 2021. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods. Although we are unable to predict the extent and severity of all impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition.

In light of these considerations, we continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of the virus, effectiveness and acceptance of vaccines deployed to contain the virus, impact on our employees, customers and vendors, impact on our customers' liquidity and our volume of sales, and length of our sales cycles, all of which remain uncertain and cannot be predicted, but which could have a material negative effect on our business, results of operations or financial condition. Due to our subscription-based business model, any such effect of COVID-19 may not be fully reflected in our results of operations until future periods.
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
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our Taegis security platform and solutions will contribute to long-term revenue growth, but it may continue to adversely affect our prospects for near-term profitability.
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

Key Operating Metrics
In recent years, we have experienced broad growth across our portfolio of technology-driven information security solutions being provided to all sizes of customers. We have achieved much of this growth by providing solutions to large enterprise customers, which generate substantially more average revenue than our small and medium-sized business, or SMB, customers, and by continually expanding the volume and breadth of the security solutions that we provide to all customers. Execution of this strategy has resulted in steady growth in our average revenue per customer. This growth has required ongoing investment in our business, resulting in net losses. We believe these investments are critical to our success, although they may continue to impact our prospects for near-term profitability.
We believe the operating metrics described below provide further insight into the long-term value of our subscription agreements and our ability to maintain and grow our customer relationships. Relevant key operating metrics are presented below as of the dates indicated and for the nine months ended October 29, 2021 and October 30, 2020:

	October 29, 2021	October 30, 2020
Taegis subscription customer base	800	300
Managed security subscription customer base	2,900	3,700
Total subscription customer base	3,500	3,900

Total customer base	5,100	5,200

Taegis annual recurring revenue (in millions)	$123.1	$42.0
Managed security annual recurring revenue (in millions)	282.4	400.7
Total annual recurring revenue (in millions)	$405.5	$442.7

Taegis average subscription revenue per customer (in thousands)	149.1	142.3
Managed security average subscription revenue per customer (in thousands)	97.5	106.9
Total average subscription revenue per customer (in thousands)	$115.3	$113.2

Net revenue retention rate	91%	95%
Taegis Subscription Customer Base and Managed Security Subscription Customer Base. We define our Taegis subscription customer base and managed security subscription customer base as the number of customers who have a subscription agreement for that respective offering as of a particular date. Some customers may have subscription agreements for both security offerings to address their current security needs.
Total Subscription Customer Base. We define our total subscription customer base as the number of unique customers who have a subscription agreement for our Taegis solutions and/or managed security services as of a particular date. We believe that growing our existing customer base and our ability to grow our average subscription revenue per customer represent significant future revenue opportunities for us.
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
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium-sized businesses provides us with an opportunity to expand our professional services revenue. For the nine months ended October 29, 2021 and October 30, 2020, approximately 59% and 66%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross profit, research and development expenses, sales and marketing expenses, general and administrative expenses, operating income (loss), net income (loss), and earnings (loss) per share prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.
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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of customer relationships and technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and our acquisition of Delve in fiscal 2021, all of our tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, amortization of intangible assets consists of amortization associated with intangible assets recognized in connection with each such transaction.
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

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in thousands, except per share data)
GAAP net revenue(1)	$133,699	$141,641	$407,334	$421,298
GAAP subscription cost of revenue	34,888	40,051	109,423	122,506
Amortization of intangibles	(4,109)	(3,646)	(11,972)	(10,754)
Stock-based compensation expense	(41)	(84)	(159)	(532)
Non-GAAP subscription cost of revenue	$30,738	$36,321	$97,292	$111,220
GAAP professional services cost of revenue	$18,002	$19,562	$57,157	$59,916
Stock-based compensation expense	(103)	(171)	(474)	(476)
Non-GAAP professional services cost of revenue	$17,899	$19,391	$56,683	$59,440
GAAP gross profit	$80,809	$82,028	$240,754	$238,876
Amortization of intangibles	4,109	3,646	11,972	10,754
Stock-based compensation expense	144	255	633	1,008
Non-GAAP gross profit	$85,062	$85,929	$253,359	$250,638
GAAP research and development expenses	$32,767	$27,608	$91,336	$75,790
Stock-based compensation expense	(2,268)	(793)	(4,908)	(3,181)
Non-GAAP research and development expenses	$30,499	$26,815	$86,428	$72,609
GAAP sales and marketing expenses	$35,008	$34,810	$106,098	$107,886
Stock-based compensation expense	(1,493)	(1,072)	(3,241)	(2,695)
Non-GAAP sales and marketing expenses	$33,515	$33,738	$102,857	$105,191
GAAP general and administrative expenses	$28,404	$24,508	$80,447	$73,824
Amortization of intangibles	(3,524)	(3,524)	(10,571)	(10,571)
Stock-based compensation expense	(6,157)	(3,961)	(14,895)	(10,791)
Non-GAAP general and administrative expenses	$18,723	$17,023	$54,981	$52,462
GAAP operating loss	$(15,370)	$(4,898)	$(37,127)	$(18,624)
Amortization of intangibles	7,633	7,170	22,543	21,325
Stock-based compensation expense	10,062	6,081	23,677	17,675
Non-GAAP operating income	$2,325	$8,353	$9,093	$20,376
GAAP net loss	$(12,863)	$(3,608)	$(31,016)	$(12,371)
Amortization of intangibles	7,633	7,170	22,543	21,325
Stock-based compensation expense	10,062	6,081	23,677	17,675
Aggregate adjustment for income taxes	(3,613)	(2,917)	(9,073)	(8,998)
Non-GAAP net income	$1,219	$6,726	$6,131	$17,631
GAAP loss per share	$(0.15)	$(0.04)	$(0.37)	$(0.15)
Amortization of intangibles	0.09	0.09	0.27	0.26
Stock-based compensation expense	0.12	0.08	0.28	0.22
Aggregate adjustment for income taxes	(0.04)	(0.04)	(0.11)	(0.11)
Non-GAAP earnings (loss) per share *	$0.01	$0.08	$0.07	$0.22
* Sum of reconciling items may differ from total due to rounding of individual components
GAAP net loss	$(12,863)	$(3,608)	$(31,016)	$(12,371)
Interest and other, net	762	79	2,270	(944)
Income tax benefit	(3,269)	(1,369)	(8,381)	(5,309)
Depreciation and amortization	10,051	10,106	29,914	30,978
Stock-based compensation expense	10,062	6,081	23,677	17,675
Adjusted EBITDA	$4,743	$11,289	$16,464	$30,029
(1) Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.'s subsidiaries, all shares of our outstanding Class B common stock, which as of October 29, 2021 represented approximately 83.1% of our total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis SaaS security platform solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of October 29, 2021, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2022, approximately 77.0% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 23.0% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 33.2% of our total net revenue in the third quarter of fiscal 2022 and 30.5% of our total net revenue in the third quarter of fiscal 2021. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provide our SaaS applications or managed security services to customers across 84 countries as of October 29, 2021.
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
Income Tax Benefit
Our effective tax benefit rate was 20.3% and 21.3% for the three and nine months ended October 29, 2021, respectively, and 27.5% and 30.0% for the three and nine months ended October 30, 2020, respectively. The change in effective tax rate between the periods was primarily attributable to the increase of loss before income taxes, the impact of certain discrete adjustments related to the vesting of stock-based compensation awards and results of foreign operations.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 10—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations

Three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020

The following tables summarize our key performance indicators for the three and nine months ended October 29, 2021 and October 30, 2020.

	Three Months Ended				Nine Months Ended
	October 29, 2021		October 30, 2020		October 29, 2021		October 30, 2020
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(in thousands, except percentages)
Net revenue:
Subscription	$102,992	77.0%	$108,265	76.4%	$309,488	76.0%	$320,881	76.2%
Professional Services	30,707	23.0%	33,376	23.6%	97,846	24.0%	100,417	23.8%
Total net revenue	$133,699	100.0%	$141,641	100.0%	$407,334	100.0%	$421,298	100.0%
Cost of revenue:
Subscription	$34,888	26.1%	$40,051	28.3%	$109,423	26.9%	$122,506	29.1%
Professional Services	18,002	13.5%	19,562	13.8%	57,157	14.0%	59,916	14.2%
Total cost of revenue	$52,890	39.6%	$59,613	42.1%	$166,580	40.9%	$182,422	43.3%
Total gross profit	$80,809	60.4%	$82,028	57.9%	$240,754	59.1%	$238,876	56.7%
Operating expenses:
Research and development	$32,767	24.5%	$27,608	19.5%	$91,336	22.4%	$75,790	18.0%
Sales and marketing	35,008	26.2%	34,810	24.6%	106,098	26.0%	107,886	25.6%
General and administrative	28,404	21.2%	24,508	17.3%	80,447	19.7%	73,824	17.5%
Total operating expenses	$96,179	71.9%	$86,926	61.4%	$277,881	68.2%	$257,500	61.1%
Operating loss	(15,370)	(11.5)%	(4,898)	(3.5)%	(37,127)	(9.0)%	(18,624)	(4.4)%
Net loss	$(12,863)	(9.6)%	$(3,608)	(2.5)%	$(31,016)	(7.6)%	$(12,371)	(2.9)%
Other Financial Information (1)
GAAP net revenue:
Subscription	$102,992	77.0%	$108,265	76.4%	$309,488	76.0%	$320,881	76.2%
Professional Services	30,707	23.0%	33,376	23.6%	97,846	24.0%	100,417	23.8%
Total GAAP net revenue	$133,699	100.0%	$141,641	100.0%	$407,334	100.0%	$421,298	100.0%
Non-GAAP cost of revenue:
Non-GAAP Subscription	$30,738	23.0%	$36,321	25.6%	$97,292	23.9%	$111,220	26.4%
Non-GAAP Professional Services	17,899	13.4%	19,391	13.7%	56,683	13.9%	59,440	14.1%
Total Non-GAAP cost of revenue (1)	$48,637	36.4%	$55,712	39.3%	$153,975	37.8%	$170,660	40.5%
Non-GAAP gross profit	$85,062	63.6%	$85,929	60.7%	$253,359	62.2%	$250,638	59.5%
Non-GAAP operating expenses:
Non-GAAP research and development	$30,499	22.8%	$26,815	18.9%	$86,428	21.2%	$72,609	17.2%
Non-GAAP sales and marketing	33,515	25.1%	33,738	23.8%	102,857	25.3%	105,191	25.0%
Non-GAAP general and administrative	18,723	14.0%	17,023	12.0%	54,981	13.5%	52,462	12.5%
Total Non-GAAP operating expenses	$82,737	61.9%	$77,576	54.8%	$244,266	60.0%	$230,262	54.7%
Non-GAAP operating income	2,325	1.8%	8,353	5.9%	9,093	2.2%	20,376	4.8%
Non-GAAP net income	$1,219	0.9%	$6,726	4.7%	$6,131	1.5%	$17,631	4.2%
Adjusted EBITDA	$4,743	3.5%	$11,289	8.0%	$16,464	4.0%	$30,029	7.1%
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

Revenue
The following table presents information regarding our revenue for the three and nine months ended October 29, 2021 and October 30, 2020.

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2021	October 30, 2020	$	%	October 29, 2021	October 30, 2020	$	%
	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$23,929	$9,177	$14,752	160.7%	$56,392	$20,757	$35,635	171.7%
Managed Security Services	79,063	99,088	(20,025)	(20.2)%	253,096	300,124	(47,028)	(15.7)%
Total Subscription revenue	$102,992	$108,265	$(5,273)	(4.9)%	$309,488	$320,881	$(11,393)	(3.6)%
Professional services	30,707	33,376	(2,669)	(8.0)%	97,846	100,417	(2,571)	(2.6)%
Total net revenue	$133,699	$141,641	$(7,942)	(5.6)%	$407,334	$421,298	$(13,964)	(3.3)%
Subscription Revenue. For the three and nine months ended October 29, 2021, subscription revenue decreased $(5.3) million, or (4.9)%, and $(11.4) million, or (3.6)%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. For the three and nine months ended October 29, 2021, professional services revenue decreased $(2.7) million, or (8.0)%, and $(2.6) million, or (2.6)%, respectively. The revenue decrease reflects our focus on reducing non-strategic professional service offerings.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $2.7 million and $8.9 million for the three and nine months ended October 29, 2021, respectively, and $4.3 million and $14.9 million for the three and nine months ended October 30, 2020, respectively. Approximately 68% and 60% and of these net revenue amounts were derived from professional services for the three and nine months ended October 29, 2021, respectively, and approximately 44% and 50% were derived from professional services for the three and nine months ended October 30, 2020, respectively. Approximately 32% and 40% were derived from subscription services for the three and nine months ended October 29, 2021, respectively, and approximately 56% and 50% were derived from subscription services for the three and nine months ended October 30, 2020, respectively. For more information regarding these commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 11—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended October 29, 2021, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $44.3 million, or 2.5%, and $133.7 million, or 7.7%, of our total revenue from the three and nine months ended October 30, 2020, respectively. Currently, our international customers are primarily located in the Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and nine months ended October 29, 2021 and October 30, 2020.

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2021	October 30, 2020	$	%	October 29, 2021	October 30, 2020	$	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$34,888	$40,051	$(5,163)	(12.9)%	$109,423	$122,506	$(13,083)	(10.7)%
Professional services	18,002	19,562	(1,560)	(8.0)%	57,157	59,916	(2,759)	(4.6)%
Total cost of revenue	$52,890	$59,613	$(6,723)	(11.3)%	$166,580	$182,422	$(15,842)	(8.7)%
Other Financial Information
Non-GAAP Subscription	$30,738	$36,321	$(5,583)	(15.4)%	$97,292	$111,220	$(13,928)	(12.5)%
Non-GAAP Professional Services	17,899	19,391	(1,492)	(7.7)%	56,683	59,440	(2,757)	(4.6)%
Total Non-GAAP cost of revenue(1)	$48,637	$55,712	$(7,075)	(12.7)%	$153,975	$170,660	$(16,685)	(9.8)%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Subscription Cost of Revenue. For the three months ended October 29, 2021, subscription cost of revenue decreased $(5.2) million, or (12.9)%. As a percentage of revenue, subscription cost of revenue decreased 220 basis points to 26.1%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 260 basis points to 23.0%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
For the nine months ended October 29, 2021, subscription cost of revenue decreased $(13.1) million, or (10.7)%. As a percentage of revenue, subscription cost of revenue decreased 220 basis points to 26.9%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 250 basis points to 23.9%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
Professional Services Cost of Revenue. For the three months ended October 29, 2021, professional services cost of revenue decreased $(1.6) million, or (8.0)%. As a percentage of revenue, professional services cost of revenue decreased 30 basis points to 13.5%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 30 basis points to 13.4%. The decrease in professional services cost of revenue was primarily attributable to reduced cost associated with the utilization of third-party consultants and lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
For the nine months ended October 29, 2021, professional services cost of revenue decreased $(2.8) million, or (4.6)%. As a percentage of revenue, professional services cost of revenue decreased 20 basis points to 14.0%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 20 basis points to 13.9%. The decrease in professional services cost of revenue was primarily attributable to reduced cost associated with the utilization of third-party consultants and lower employee-related expenses associated with the reduction of non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and nine months ended October 29, 2021 and October 30, 2020.

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2021	October 30, 2020	$	%	October 29, 2021	October 30, 2020	$	%
	(in thousands, except percentages)
Gross Profit:
Subscription	$68,104	$68,214	$(110)	(0.2)%	$200,065	$198,375	$1,690	0.9%
Professional Services	12,705	13,814	$(1,109)	(8.0)%	40,689	40,501	188	0.5%
Total Gross Profit	$80,809	$82,028	$(1,219)	(1.5)%	$240,754	$238,876	$1,878	0.8%

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2021	October 30, 2020	%		October 29, 2021	October 30, 2020	%
Gross Margin:
Subscription	66.1%	63.0%	3.1%		64.6%	61.8%	2.8%
Professional Services	41.4%	41.4%	—%		41.6%	40.3%	1.3%
Total Gross Margin	60.4%	57.9%	2.5%		59.1%	56.7%	2.4%
Subscription Gross Margin. For the three and nine months ended October 29, 2021, subscription gross margin increased primarily due to our continued focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies associated with reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 3.7% and 3.3% for the three and nine months ended October 29, 2021, respectively.
Professional Services Gross Margin. Professional services gross margin remained flat for the three months ended October 29, 2021 and slightly increased for the nine months ended October 29, 2021 primarily due to reduced cost associated with the utilization of third-party consultants and lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin decreased (0.2)% and increased 1.3% for the three and nine months ended October 29, 2021, respectively.

Operating Expenses
The following table presents information regarding our operating expenses during the three and nine months ended October 29, 2021 and October 30, 2020.

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2021	October 30, 2020	$	%	October 29, 2021	October 30, 2020	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$32,767	$27,608	$5,159	18.7%	$91,336	$75,790	$15,546	20.5%
Sales and marketing	35,008	34,810	198	0.6%	106,098	107,886	(1,788)	(1.7)%
General and administrative	28,404	24,508	3,896	15.9%	80,447	73,824	6,623	9.0%
Total operating expenses	$96,179	$86,926	$9,253	10.6%	$277,881	$257,500	$20,381	7.9%

Other Financial Information
Non-GAAP research and development	$30,499	$26,815	$3,684	13.7%	$86,428	$72,609	$13,819	19.0%
Non-GAAP sales and marketing	33,515	33,738	(223)	(0.7)%	102,857	105,191	(2,334)	(2.2)%
Non-GAAP general and administrative	18,723	17,023	1,700	10.0%	54,981	52,462	2,519	4.8%
Non-GAAP operating expenses (1)	$82,737	$77,576	$5,161	6.7%	$244,266	$230,262	$14,004	6.1%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Research and Development Expenses. For the three months ended October 29, 2021, R&D expenses increased $5.2 million, or 18.7%. As a percentage of revenue, R&D expenses increased 500 basis points to 24.5%. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 390 basis points to 22.8%. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our Taegis security platform and SaaS applications.
For the nine months ended October 29, 2021, R&D expenses increased $15.5 million, or 20.5%. As a percentage of revenue, R&D expenses increased 440 basis points to 22.4%. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 400 basis points to 21.2%. The increase in R&D expenses was primarily attributable to increased compensation and benefits associated with the addition of R&D personnel resulting from the continued development of our Taegis security platform and SaaS applications.
Sales and Marketing Expenses. For the three months ended October 29, 2021, S&M expenses increased $0.2 million, or 0.6%. As a percentage of revenue, S&M expenses increased 160 basis points to 26.2%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 100 basis points to 25.1%. The slight increase in S&M expenses was primarily attributable to increased marketing program expense of $2.0 million related to our Taegis offerings and $0.9 million of higher employee-related cost, partially offset by $2.7 million of lower commission expense.
For the nine months ended October 29, 2021, S&M expenses decreased $(1.8) million, or (1.7)%. As a percentage of revenue, S&M expenses decreased 40 basis points to 26.0%. On a non-GAAP basis, S&M expenses as a percentage of revenue decreased 30 basis points to 25.3%. The decrease in S&M expenses was primarily attributable to $7.4 million of lower commission expense, partially offset by an increase in marketing program expense of $4.7 million related to our Taegis offerings and $1.4 million of higher employee-related cost.
General and Administrative Expenses. For the three months ended October 29, 2021, G&A expenses increased $3.9 million, or 15.9%. As a percentage of revenue, G&A expenses increased 400 basis points to 21.2% . On a non-GAAP basis, G&A expenses as a percentage of revenue increased 200 basis points to 14.0%. The increase in G&A expenses was primarily attributable to higher employee-related costs.
For the nine months ended October 29, 2021, G&A expenses increased $6.6 million, or 9.0%. As a percentage of revenue, G&A expenses increased 220 basis points to 19.7%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 100 basis points to 13.5%. The increase in G&A expenses was primarily attributable to higher employee-related costs, which were partially offset by lower professional services and consulting related costs.

Operating Loss
Our operating loss for the three months ended October 29, 2021 and October 30, 2020 was $(15.4) million and $(4.9) million, respectively. As a percentage of revenue, our operating loss was (11.5)% and (3.5)% for the three months ended October 29, 2021 and October 30, 2020, respectively. The increase in our operating loss was primarily due to higher operating expenses, as previously described.
Our operating loss for the nine months ended October 29, 2021 and October 30, 2020 was $(37.1) million and $(18.6) million, respectively. As a percentage of revenue, our operating loss was (9.0)% and (4.4)% for the nine months ended October 29, 2021 and October 30, 2020, respectively. The increase in our operating loss was primarily due to higher operating expenses, as previously described.
Operating income on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $2.3 million and $9.1 million for the three and nine months ended October 29, 2021, respectively, compared to non-GAAP operating income of $8.4 million and $20.4 million for the three and nine months ended October 30, 2020, respectively.
Interest and Other, Net
Our interest and other, net was $(0.8) million and $(2.3) million for the three and nine months ended October 29, 2021, respectively, compared with $(0.1) million and $0.9 million for the three and nine months ended October 30, 2020, respectively. The changes primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Benefit
Our income tax benefit was $3.3 million, or 20.3%, and $8.4 million, or 21.3%, of our pre-tax loss during the three and nine months ended October 29, 2021, respectively, and $1.4 million, or 27.5%, and $5.3 million, or 30.0%, of our pre-tax loss during the three and nine months ended October 30, 2020, respectively. The changes in the effective tax benefit rate were primarily attributable to both the increase in loss before income taxes and the impact of certain discrete adjustments related to stock-based compensation awards.
Net Loss
Our net loss of $(12.9) million increased $9.3 million for the three months ended October 29, 2021 compared with the three months ended October 30, 2020. For the nine months ended October 29, 2021, our net loss of $(31.0) million increased $18.6 million compared with the nine months ended October 30, 2020. Net income on a non-GAAP basis for the three months ended October 29, 2021 was $1.2 million compared to non-GAAP net income of $6.7 million for the three months ended October 30, 2020, and $6.1 million for the nine months ended October 29, 2021 compared to a non-GAAP income of $17.6 million for the nine months ended October 30, 2020. The changes on both a GAAP and non-GAAP basis were attributable to increased operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current periods.

Liquidity and Capital Commitments
Overview
We believe that our cash and cash equivalents together with our accounts receivable will provide us with sufficient liquidity to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.

Selected Measures of Liquidity and Capital Resources
As of October 29, 2021, our principal sources of liquidity consisted of cash and cash equivalents and accounts receivable.
Selected measures of our liquidity and capital resources are as follows:

	October 29, 2021	January 29, 2021
	(in thousands)

Cash and cash equivalents	$205,129	$220,300
Accounts receivable, net	$95,108	$108,005

We invoice our customers based on a variety of billing schedules. During the nine months ended October 29, 2021, on average, approximately 59% of our recurring revenue was billed in advance annually or for the entirety of the contract amount, and approximately and approximately 41% was billed in advance on either a monthly or a quarterly basis. Invoiced accounts receivable are generally collected over a period of 30 to 120 days. The decrease in accounts receivable as of October 29, 2021 reflected increased collection activity. We regularly monitor our accounts receivable for collectability, particularly in markets where economic conditions remain uncertain, and continue to take actions to reduce our exposure to credit losses. As of October 29, 2021 and January 29, 2021, the provision for credit losses was $4.0 million and $4.8 million, respectively. Based upon our assessment, we believe we are adequately reserved for credit risk.
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of October 29, 2021 or January 29, 2021 and we did not borrow any amounts under the facility during any period covered by this report. Effective March 25, 2021, the facility was amended and restated to extend the maturity date to March 25, 2022 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.54%.
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

Cash Flows
The following table presents information concerning our cash flows for the nine months ended October 29, 2021 and October 30, 2020.

	Nine Months Ended
	October 29, 2021	October 30, 2020
	(in thousands)
Net change in cash from:
Operating activities	$(1,773)	$28,433
Investing activities	(5,822)	(17,262)
Financing activities	(7,576)	(4,962)
Change in cash and cash equivalents	$(15,171)	$6,209

Operating Activities — Cash (used)/provided by operating activities totaled $(1.8) million and $28.4 million for the nine months ended October 29, 2021 and October 30, 2020, respectively. The increased use of our operating cash was primarily driven by the decrease in our net transactions with Dell and accounts payables. We expect that our future transactions with Dell will continue to be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell's charges to us, although the timing of charges and settlements may vary from period to period.
Investing Activities — Cash used in investing activities totaled $5.8 million and $17.3 million for the nine months ended October 29, 2021 and October 30, 2020, respectively. For the periods presented, investing activities consisted primarily of capitalized expenses related to the development of our Taegis security platform and SaaS applications, capital expenditures to support our facilities infrastructure, and cash used for our acquisition of Delve in September 2020.
Financing Activities — Cash used in financing activities totaled $7.6 million and $5.0 million for the nine months ended October 29, 2021 and October 30, 2020, respectively. The use of cash flows for the nine months ended October 29, 2021 reflected employee tax withholding payments paid by us of $11.7 million on restricted stock-based awards, which were partially offset by $4.1 million of proceeds from stock option exercises.
Off-Balance Sheet Arrangements
As of October 29, 2021, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation," management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and nine months ended October 29, 2021.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2021. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of October 29, 2021.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 2, 2021