Form 10-K
period 2022-01-28
SecureWorks Corp
filed 2022-03-23
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 28, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $239.7 million (based on the closing price of $20.06 per share of Class A common stock reported on the Nasdaq Global Select Market on that date).
As of March 22, 2022, there were 84,473,528 shares of the registrant’s common stock outstanding, consisting of 14,473,528 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2022. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2022 fiscal year ended on January 28, 2022, our 2021 fiscal year ended on January 29, 2021, and our 2020 fiscal year ended on January 31, 2020.

Part I
Item 1. Business
Overview
We are a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting our customers by outpacing and outmaneuvering the adversary.
Our vision is to be the essential cybersecurity company for a digitally connected world by providing the software platform of choice to deliver our holistic approach to security at scale for our customers to achieve their best security outcomes. We combine considerable experience from securing thousands of customers, machine-learning capabilities in our software platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
We know from our experience that security based on “point” products operating in silos is not sufficient to outpace the adversary at scale. Through our vendor-inclusive approach, we create integrated and comprehensive solutions by proactively managing the collection of point products deployed by our customers to address specific security issues and provide solutions to fortify gaps in their defenses.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We believe a platform that supports innovation and collaboration enables the power of the security community to outmaneuver the adversary. Leveraging our extensive security expertise and knowledge, we utilize unique insights to build an integrated security platform that fuels efficient and effective security operations for customers and partners.
The integrated approach we have pioneered enables us to deliver a broad portfolio of security solutions to organizations of varying size and complexity. We seek to provide the right level of security for each customer’s particular situation, which evolves as the customer’s organization grows and changes over time. Our flexible and scalable solutions support the evolving needs of the largest, most sophisticated enterprises, as well as small and medium-sized businesses and U.S. state and local government agencies with limited in-house capabilities and resources.
We offer our customers:
•software-as-a-service, or SaaS, solutions,
•managed security services, and
•professional services, including incident response services and security risk consulting.
Our solutions leverage the proprietary technologies, software security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than two decades. As key elements of our strategy, we seek to:
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

Our Competitive Strengths
We believe that the following key competitive advantages will allow us to maintain and extend our leadership position in providing technology-driven security solutions:
A Leader in Technology-Driven Security Solutions. We are a global leader in providing technology-driven security solutions and believe we have become a mission-critical vendor to many of the large enterprises, small and medium-sized businesses and U.S. state and local government agencies we serve. With decades of security operations expertise, we are recognized by our customers, partners and industry analysts as a leader in empowering effective security outcomes. We leverage this knowledge and expertise to help customers optimize their security investments and teams, and we enable our partners to build a highly effective and high margin security services business. We believe our position as a technology and market leader enhances our brand and positions our offerings as a preferred solution.
Purpose-Built, Proprietary Technology. At the core of our solutions are the proprietary TaegisTM software platform and Counter Threat PlatformTM that collect, aggregate, correlate and analyze billions of daily events and data points and generate enriched security intelligence on adversary groups and global threat indicators. Our Taegis platform is designed with a Big Data plus Fast Data architecture optimized to deliver comprehensive answers to security challenges, and allows for expanded visibility and timely detections that, coupled with 1-click response actions, drive efficiency and faster remediation times.
Threat Intelligence. Our proprietary and purpose-built technology uses analytical models and sophisticated algorithms to generate threat intelligence. This intelligence is augmented by our Counter Threat UnitTM research team, which conducts research into adversaries, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Applying this intelligence across our solutions portfolio provides customers with deeper insights and enriched context regarding tactics, techniques and procedures employed by those adversaries.
Breadth and Depth of Detection Capabilities. Our powerful and unique combination of threat intelligence, which is continuously fueled by incident response engagements, adversarial testing exercises, activity in our security operations centers and by our Counter Threat Unit research team, is turned into machine readable software that enhances our artificial intelligence and machine learning capabilities. We are thus able to deliver an innovative set of detectors and threat context indicators, each of which is powerful in its own right, but are even more powerful when working in unison for our customers and partners.
Simple, Predictable Pricing Structure. Taegis pricing is based on customer endpoint and/or asset counts, which are easily attainable and predictable by our customers. This simple approach avoids unpredictable charges that make forecasting difficult and disincentivizes customers from sharing their data.
Scalable Software Platforms with Powerful Network Effects. Our multi-tenant software platforms provide rapid threat detection and response. As our customer base increases, our software platforms are able to analyze more event data and that additional intelligence makes the software platforms more effective. This in turn drives broader customer adoption and enhances the value of the solutions to both new and existing customers.
Global Customer Base. Our global customer base provides visibility into the cyber threat landscape through 5,000 customers across 79 countries. We gain real-time insights that enable us to identify, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or related to a particular industry and we proactively leverage this threat intelligence to protect our customers against these threats.
Integrated, Vendor-Inclusive Approach. Taegis leverages an open architecture that is designed to process a wide variety of telemetry to see security threats quickly and to leverage our customers’ existing investments. Our solutions collect and process vast amounts of data across the IT ecosystem by integrating a wide array of proprietary and third-party security products. This vendor-inclusive approach allows us to aggregate events from a wide range of endpoint, network, cloud and business systems to increase the effectiveness of our solutions.
Specialist Focus and Expertise. Our company, technology and culture were built with a singular focus on protecting our customers by delivering technology-driven security solutions to outpace and outmaneuver the adversary. We believe this continued focus reinforces our differentiation from other information security vendors, including network providers, IT security product companies, and local and regional information security solutions providers.
Strong Team Culture. The fight against sophisticated and malicious cybersecurity threats is a personal one for our company, and we take great pride in helping our customers protect their critical business data and processes. We dedicate significant resources to ensure that our culture and brand reflect our singular focus on protecting our customers against the adversary.

Our Growth Strategy
Our strategy is to be the essential cybersecurity company for a digitally connected world. To pursue our strategy, we seek to:
Broaden our portfolio of software-as-a-service solutions. In fiscal 2020, we launched our first SaaS application, called TaegisTM XDR, an Extended Detection and Response solution. We deploy a managed version of this application called Taegis ManagedXDR, which allows Secureworks or our partners to manage the application for customers. Since fiscal 2020, we have expanded our SaaS portfolio by launching our vulnerability management application, called Taegis VDR, and our next generation anti-virus, or NGAV, add-on solution called Taegis NGAV. We intend to continue expanding our Taegis portfolio with additional internally developed or acquired SaaS solutions.
Extend our technology leadership. We intend to enhance our leading technology-driven integrated suite of solutions by adding complementary solutions that strengthen the security posture of our customers. We intend to meet this goal by continuing to invest in research and development, increasing our global threat research capabilities and hiring personnel with extensive cybersecurity expertise.
Expand and diversify our customer base. We intend to continue to expand and diversify our customer base, both domestically and internationally, by investing in our demand generation and marketing capabilities, investing in direct and channel sales activities, further developing our strategic and distribution relationships, expanding our alliance partnerships with key technology providers, and pursuing opportunities across a broad range of industries. We also intend to continue increasing our geographic footprint to further enhance our deep insight into the global threat landscape and ability to deliver comprehensive threat intelligence to our customers.
Deepen our existing customer relationships. We provide scalable software-as-a-service solutions and intend to continue leveraging the strong customer relationships and high customer satisfaction from across our customer base to sell additional solutions to existing customers. We will continue to invest in our account management, marketing initiatives and customer success programs in seeking to achieve high customer renewal rates, help customers realize greater value from their existing solutions and encourage them to expand their use of our solutions over time.
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

Our Subscription and Professional Services Offerings
We offer an integrated suite of technology-driven security solutions enabled by our Taegis software platform or Counter Threat Platform and our team of highly-skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect and respond to cybersecurity breaches. Our Taegis software platform and our Counter Threat Platform collect, aggregate, correlate and analyze billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions and managed security services, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
We leverage current threat intelligence and our extensive expertise and knowledge of the tactics, techniques and procedures of the adversary, which we have developed over two decades of processing and handling events, to provide insight into how attacks are initiated and spread across our customers’ networks. The Taegis software platform and Counter Threat Platform also apply security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging adversaries and new attack tactics and develops countermeasures to enable customers to prevent and detect potential compromises. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables us to proactively alert customers, apply protections and respond quickly with appropriate context. The more security events we see, the more effective are the countermeasures, detections and response actions we deploy. Our software platforms are designed to be vendor-inclusive, enabling our customers to aggregate events from a wide range of endpoint, network, cloud and business systems.
Through delivering integrated solutions by security experts for security experts, we allow organizations to:
•measurably reduce their business risk from cyber exposure;
•optimize their investment in security controls; and
•address the shortage of personnel with cybersecurity expertise.
Customers may subscribe to our full suite of solutions or elect to subscribe to various combinations of individual solutions. We offer solutions, including the offerings discussed below, primarily on a subscription basis with terms typically ranging from one to three years.
Beginning in fiscal 2021, we began transitioning our subscription business to our Taegis subscription solutions from non-strategic other managed security subscription services. As part of our ongoing transition, early in the fourth quarter of fiscal 2022, we informed customers that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to our Taegis platform. Renewals associated with many of our existing other managed security subscription services are not expected to extend beyond the end of fiscal 2023.
Taegis Subscription Solutions
Our proprietary Taegis software platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and integrated orchestration and automation capabilities to increase the speed of response actions.
Taegis XDR, VDR and ManagedXDR are the first in a suite of software-driven applications and solutions that Secureworks plans to release driven by our Taegis software platform.
Extended Detection and Response. Taegis XDR collects and processes vast amounts of data from a wide range of sources, which provides advanced security analytics that is enriched by the company’s extensive understanding of the evolving threat environment and by the network effect of our diverse customer base.
•Taegis XDR analyzes activity from endpoint, network and cloud environments while reducing the number of false-positive results security professionals face. It detects advanced threats by correlating information from a variety of sources and threat intelligence feeds, integrating Secureworks’ knowledge of adversary behaviors, and applying machine-learning to provide much-needed context about the threat. Taegis XDR builds trust in security alerts and frees security teams to focus on the most critical threats.
•Taegis XDR unifies security environments and analyzes all relevant signals in one place. Customers gain additional context so they can quickly and accurately judge the implications of each event.

•By enabling collaborative investigations with seamless hand-offs, Taegis enables customers to quickly reach conclusions with confidence. Customers can use a built-in chat feature from the user interface during an investigation to get expert help from Secureworks in real-time.
•The application allows for a quick, accurate, software-driven response that gives users the ability to automate the right action.
•Taegis XDR is a cloud-based SaaS application that is continuously updated with new features and updates pushed to the production environment on a daily basis.
•Taegis XDR includes advanced endpoint threat detection and network solutions with enhanced features such as next generation anti-virus prevention capabilities, or NGAV. These features enable customers to consolidate spending to a single vendor with the platform as the centralized solution.
•The application is designed to efficiently integrate into an organization’s current control framework.
Vulnerability Detection and Response. Taegis VDR follows a risk-based approach that prioritizes remediation based on the context of the customer’s environment. Taegis VDR automates previous manual tasks, leverages machine-learning models, and eliminates the need for multiple software products to detect vulnerabilities across the endpoint, network and cloud.
•Taegis VDR helps organizations reduce risk by simplifying security operations with a single solution to identify and respond to vulnerabilities instead of relying on multiple technologies.
•Taegis VDR identifies those vulnerabilities that require remediation by deploying a machine-learning risk prioritization engine. The solution provides context to determine which vulnerabilities are most important to each customer. The machine-learning engine will continuously learn and improve its performance as it collects data over time, leading to a more effective and efficient vulnerability management program.
•Taegis VDR features an automated approach to vulnerability management that helps an organization’s staff focus on meaningful actions.
Managed Detection and Response. The Taegis ManagedXDR solution leverages the detectors, analytics and correlation capabilities of Taegis XDR to identify advanced threats, and to expand the context for each alert. Knowledge gained from our long history of security analysis, threat research and incident response engagements informs the continuously updated threat intelligence and analytics used to recognize malicious activity. With more accurate detections and better context, customers are able to focus on the events that matter. When an event requires action, customers have the option to check analyst recommendations via an intuitive interface or collaborate directly with Secureworks analysts using the built-in chat feature. The Taegis ManagedXDR solution includes threat hunting to proactively isolate and contain threats that evade existing controls, and it also incorporates incident response support that can be deployed quickly during a critical investigation.
Other Managed Security Services
Our proprietary Secureworks Counter Threat Platform was built to be the foundation of our other managed security services. It has a multi-tenant, distributed architecture that enables our software to run on a single platform while providing simultaneous access to multiple users. The timely analysis and routing of this security information enables our services to assess risk and report rapidly to our customers worldwide. The platform is flexible, permitting us to tailor our services to a customer’s specific environment and can be configured to identify specific security events of interest to a particular customer.
Security Monitoring. Security appliances, systems and servers generate extensive logs, alerts and other messages that must be continuously monitored, correlated and analyzed to identify security events of concern while generating a minimal number of false-positive results. Our security monitoring service collects, correlates and analyzes logs, alerts and other messages generated by most leading security technologies and critical information assets to identify anomalies and respond to threats in near real time.
Advanced Endpoint Threat Detection. Advanced endpoint threat detection, or AETD, improves security situational awareness and visibility through continuous monitoring that utilizes proprietary endpoint intelligence. AETD is a managed security service that monitors the state of endpoints (which include Windows servers, laptops and desktops) for threat indicators and investigates events to determine their severity, accuracy and context, while allowing for quick escalation of critical events to the customer’s attention.
Firewall and Next-Generation Firewall Services. We provide an array of firewall services ranging from the collection, organization and reporting of firewall information to full firewall management. Our firewall management services provide policy-based control over applications, users and content, device provisioning and deployment, while enabling customers to respond immediately to security events.

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
Log Retention Services. We offer comprehensive log aggregation, retention, searching and reporting to ensure the integrity of confidential data and to conduct forensic investigations. Our log retention services provide support for a wide range of sources, allowing the capture and aggregation of millions of logs generated daily by critical information assets such as servers, routers, firewalls, databases, applications and other systems of the log retention appliance.
Delivery Options for Managed Security. Our services are designed to be flexible and scalable to complement the evolving security needs of our customers.
Managed. With our managed delivery options, we assume control of a customer’s security technology so the customer can focus on running its business. Customers selecting managed delivery obtain all the benefits of our monitored delivery option, including access to our on-demand Counter Threat Platform. In addition, our team of security analysts monitor and manage a customer’s security technology or selected devices, update that security infrastructure to protect against emerging threats, identify vulnerabilities, ensure that the devices are properly configured with our latest countermeasures, and block or respond to immediate threats in accordance with the customer’s escalation policies.
Monitored. Customers selecting our monitored services obtain access to our on-demand Counter Threat Platform through our web-based portal, plus monitoring and analysis by our security analysts of events collected from security and network devices and applications. Our monitored services enhance our customers’ security posture by providing them with valuable context from our team of security analysts and comprehensive reporting. Our ability to see more security incidents across our entire customer base along with our threat intelligence acts as an early warning system, which benefits customers by proactively alerting them to potential threats, applying protections and helping them respond quickly. We believe that the more we see, the more accurate our protections are, and the more effectively we can respond.

Professional Services
In addition to Taegis solutions and managed security services, we also offer a variety of professional services, which include incident response and security and risk consulting, to accelerate adoption of our software solutions. We advise customers on a broad range of security and risk-related matters through both project-based and long-term contracts in addition to our Taegis solutions and managed security services.
Incident Response
In our incident response engagements, we help customers rapidly analyze, contain and remediate security breaches to minimize their duration and impact. In addition, our incident response and consulting services can increase customer awareness of and interest in our Taegis subscription solutions as we help customers develop a stronger and more comprehensive security program and posture.
Incident Management Proactive Solutions. Through our incident management proactive solutions, we prepare and train customers to respond quickly and effectively to a security incident. Our incident management risk assessment evaluates a customer’s ability to detect, resist and respond to a targeted or advanced threat and exposure to these threats, including advanced persistent threats, in order to reduce the risk of compromise. Our response plan review assists our customers with developing an effective computer security incident response plan, based on security best practices and, incorporating the latest threat intelligence tailored to the customer’s specific needs.
Emergency Incident Response Solutions. We seek to ensure that organizations experience minimal economic loss and operational disruption when a security incident occurs. Our security consultants work to minimize the duration and impact of any breach through incident management, surveillance, digital forensic analysis, malware analysis and reverse engineering.
Security and Risk Consulting
We help customers improve their security posture by assessing their security capabilities, preparing employees against cyber-attacks, improving compliance and identifying, prioritizing and resolving the vulnerabilities that pose the greatest threat.
Our team has extensive experience conducting security engagements across many industries and geographic areas, and under recent regulations and industry standards that impose security mandates. Professional services offered by the team include the following:
Taegis Professional Services. Our Taegis Professional Services assist customers by providing training, onboarding and integration services to assist with the implementation and adoption of our Taegis XDR application. The services include assessing the customer’s environment, performing data integration activities and application training.
Technical Testing and Assessments. Our testing and assessment solutions provide customers with thorough security and risk evaluations that address logical, physical, technical and non-technical threats to identify gaps that create risk, construct a stronger security posture and meet compliance mandates. Our testing and assessments solutions include application security, network security and Red Team testing, which simulates cyber-attacks using real-world tactics, techniques and procedures.
Targeted Threat Hunting. The Targeted Threat Hunting solution uses proprietary technology to search customer networks to identify the presence of security compromises and entrenched threat actors operating in a customer’s environment. The solution draws on our threat intelligence and extensive experience countering cyber adversaries.
Security Residency Solutions. Our security residency solutions provide customers with security consultants who serve as extended members of their staff either on-site or remotely to extend and heighten an organization’s security expertise and capabilities. Residency solutions are combined with managed security services in complex enterprise environments to enhance the value customers experience. We align with each customer’s internal processes, integrate our data feeds into customer applications and dashboards, and produce customized analytics and reporting. In addition, we assist customers with handling the security events identified by our managed security services.

Research and Development
We believe that innovation and the timely development of new solutions are essential to meeting the needs of our customers and improving our competitive position. During fiscal 2022, we introduced new features in our Taegis XDR application with the addition of Taegis NGAV, ManagedXDR Elite, log management and reporting capabilities.
We focus our research and development efforts on enhancing and adding new functionality to our Taegis software platform and purpose-built technologies that are critical enablers of our solutions and services. Our research and development organization is responsible for the architecture, design, development and testing of all aspects of our suite of security solutions. We have deep security, software and data science expertise and work closely with our product management, customer success and support teams and with customers to gain insights into future product development opportunities. We focus our research on identifying next-generation threats and adversaries and developing countermeasures, which are continuously applied to our software platforms and are used to respond to the rapidly evolving security threat landscape. In addition to improving on our features and functionality, our research and development organization works closely with our information technology team to ensure that our software platforms are available, reliable and stable. The Taegis software platform and its capabilities follow an agile development, continuous release process with new features pushed to production environments on a daily basis, and user interface enhancements released every two weeks.
We plan to continue making investments in our research and development effort as we evolve and extend the capabilities of our solutions portfolio.
Our Customers
As of January 28, 2022, we had approximately 5,000 customers, including approximately 1,200 Taegis and 2,400 managed security subscription customers, across 79 countries. We serve customers in a broad range of industries, including the financial services, manufacturing, technology, retail, insurance, utility and healthcare sectors. No one customer represented more than 10% of our annual revenue in any of our last three fiscal years. In fiscal 2022, financial services and manufacturing customers accounted for 20% and 27%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2022 revenue.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 76% of our revenue is derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 24% is derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 33%, 30% and 25% of our revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 13—Selected Financial Information” in our consolidated financial statements included in this report.
Customer Success and Support
Customer success, training and support are key elements of our commitment to provide a superior customer experience and differentiated value. We have a comprehensive customer success training and support program to continuously improve the customer experience and to enhance the value that our customers derive from our solutions. We provide education, training and support on the functionality of our solutions so that our customers fully utilize their benefits and we regularly conduct customer surveys to improve and enhance both our customer relationships and solutions portfolio. Our Taegis XDR and Taegis VDR customers receive 24/7 application support as well as an integrated chat function. Our Taegis platform has an integrated customer experience software that analyzes how customers use our applications, highlights new features available, and solicits customer feedback.

Sales and Marketing
Our sales, channel and marketing organizations work together closely to drive market awareness, build a strong sales pipeline and cultivate partner and customer relationships to drive growth. We offer SaaS solutions and managed security services primarily on a subscription basis, and we sell these solutions with initial contract terms that typically range from one to three years and, as of January 28, 2022, averaged two years in duration. We provide security and risk consulting primarily under fixed-price contracts, although we perform some engagements under variable-priced contracts on a time-and-materials basis.
Sales
Our direct sales organization consists of inside sales and field sales personnel and solutions architects, who are organized by core customer segments and geography. Our sales strategy varies based on the size of the company and the point-of-entry into an organization, which is primarily through chief information security officers or other IT and business leaders. Within North America, our direct sales organization has separate teams focused on new customer acquisition and account management, large enterprises and small and medium-sized businesses. We believe that continued additional investment in our direct and channel sales staff will contribute to our long-term growth. Our sales organizations are supported by security engineers who provide technical support to our sales personnel and solutions engineering for our end-customers.
We also have team members focused on channel sales who manage the relationships with our partners and work with them to earn business and support customers. We believe this direct and channel sales approach allows us to leverage the benefits of broader market coverage provided by a reseller channel while maintaining a direct connection with many of our customers.
Approximately 86% of our revenue in fiscal 2022 was generated through our direct sales force, in some cases in collaboration with members of Dell’s sales force, with the remaining portion generated through our channel partners.
Since our acquisition by Dell in February 2011, we have marketed our solutions through Dell’s channel partners as well as through our own channel partners and have entered into agreements with Dell to preserve, and potentially expand, our existing commercial arrangements with Dell.
Marketing
Our marketing strategy is focused on building market awareness of our portfolio to drive customer insights, generate demand, enable sales, build customer loyalty and increase the strength of the Secureworks brands, including Taegis. Our marketing team consists primarily of product marketing, field and channel marketing, demand generation and corporate communications.
Our primary marketing activities include:
•digital marketing programs to engage and educate prospects while generating interest through product information, trials and demonstrations, reviews and case studies;
•leveraging our proprietary research through content marketing and engagement on social channels like Twitter, LinkedIn and our own blogs;
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
We compete primarily against the following three types of security product and services providers, some of which operate principally in the large enterprise market and others in the market for small and medium-sized businesses:
▪security providers and niche IT security products and services such as CrowdStrike, Inc., Rapid7, Inc., SentinelOne, Inc. and Arctic Wolf;
▪diversified technology and telecommunications companies such as Palo Alto Networks, Inc., Microsoft, International Business Machines Corporation and AT&T Inc.; and
▪small regional managed security service providers, including new market entrants, that compete in the small and medium-sized businesses market.
As the extended detection and response market continues its rapid growth, it will continue to attract new market entrants as well as existing security vendors acquiring or bundling their products more effectively.
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
Patents and Patent Applications
As of January 28, 2022, we owned 49 issued patents and 13 pending patent applications in the United States and four issued patents and seven pending patent applications outside the United States. The issued patents are currently expected to expire between 2023 and 2040. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.
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
Backlog
We define backlog as the non-cancellable value of subscription-based solutions to be provided under Taegis solutions and managed security services contracted with a customer that have not yet been provisioned or installed. Backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. All contractual amounts included in backlog are available to be installed and revenue recognition commenced within the coming fiscal year. As of January 28, 2022 and January 29, 2021, backlog of subscription-based solutions was approximately $2.6 million and $7.7 million, respectively. Backlog is influenced by several factors, including seasonality, the compounding effects of renewals and the mix of solutions under contract with customers. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues.
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

Human Capital Resources
Employee Population
As of January 28, 2022, we employed 2,351 full-time employees. Approximately 54.1 percent of our employees were located in the United States and the remainder were located in 24 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers’ councils.
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
Diversity and Inclusion
We believe that our future growth and innovation depend on a company culture that promotes diversity and inclusion, and we seek to advance these values in our hiring, development and advancement practices.
We also seek to connect our employees across regions and provide them with opportunities to enhance cultural awareness and enable collaboration.
Communication and Engagement
We believe that our corporate culture depends on our employees’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision and mission. In addition to prioritizing regular communications, we conduct regular employee surveys to seek feedback on what is going well and where we can focus our efforts to do more. We also have active employee resource groups, which are designed to address the need for more social and community interaction in our globally diverse workforce.
Community Involvement
We aim to give back to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of universities and inclusion-focused programs in the United States and abroad to promote STEM education for all. Beyond contributions of cash, we encourage employees to participate in numerous local events and provide volunteer service throughout the year.
Corporate Information
We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.
Secureworks was acquired by Dell, Inc. in February 2011 and completed its initial public offering, or IPO, in April 2016. Upon the closing of our IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries all shares of our outstanding Class B common stock, which as of January 28, 2022 represented approximately 83.1% of our total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of our outstanding common stock.

Available Information
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
As of the last day of fiscal 2022, we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012. As an emerging growth company, we were exempted by SEC rules from certain disclosure requirements that otherwise are applicable to companies that file periodic reports with the SEC. As a result of our change in reporting status, we now provide the same level of information as other public companies that are not emerging growth companies or otherwise subject to scaled reporting under SEC rules.

Information about our Executive Officers
The following table sets forth information as of March 23, 2022 concerning our executive officers.

Name	Age	Position

Wendy K. Thomas	50	President and Chief Executive Officer
Paul M. Parrish	60	Senior Vice President, Chief Financial Officer
George B. Hanna	55	Senior Vice President, Chief Legal & Administrative Officer and Corporate Secretary
Each executive officer is appointed by, and serves at the discretion of, our board of directors.
Wendy K. Thomas has served as our President and Chief Executive Officer since September 2021. Prior to this appointment, Ms. Thomas served in a number of critical positions at Secureworks, including as President, Customer Success from April 2020 to September 2021, as Chief Product Officer from June 2019 until April 2020, as Senior Vice President, Business and Product Strategy, from March 2018 to June 2019, as Vice President, Strategic and Financial Planning, from March 2017 to March 2018, and as Vice President, Financial Planning and Analysis from July 2015 to March 2017 and from June 2008 to June 2011. In addition, Ms. Thomas served as Chief Financial Officer of Bridgevine, Inc. (currently Updater Inc.), a marketing software company, from November 2013 to July 2015, and as Vice President, Financial Planning and Analysis, at First Data Corporation (currently Fiserv, Inc.), a payment processing and financial services technology company, from July 2011 to October 2013. Earlier in her career, Ms. Thomas held other positions, including multiple finance roles at BellSouth Corporation, a telecommunications company, culminating in the position of Director, Finance.
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
George B. Hanna has served as the Company’s Chief Legal & Administrative Officer and Corporate Secretary since October 2015. Before joining us, Mr. Hanna was the Executive Vice President, Chief Legal & Administrative Officer for YP Holdings, one of the country’s largest digital media companies, from January 2013 to October 2015. Prior to his service with YP Holdings, Mr. Hanna served in various leadership roles at Wellmark Blue Cross Blue Shield from July 2007 to January 2013, including as the Chief Executive Officer of Wellmark Health Plan of Iowa and as Executive Vice President of Sales & Marketing and Chief Legal Officer for Wellmark Blue Cross Blue Shield. Mr. Hanna previously was employed at BellSouth Corporation from February 1995 to July 2007, where he held senior legal roles including a position as Vice President & Deputy General Counsel.

Item 1A. Risk Factors
Risks Related to Our Business and Our Industry
We have a history of losses and may not achieve or maintain profitability.
We incurred net losses of $39.8 million in fiscal 2022, $21.9 million in fiscal 2021 and $31.7 million in fiscal 2020. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. We expect our operating expenses to continue to increase as we implement our growth strategy to maintain and extend our technology leadership, expand and diversify our customer base and attract and retain top talent. Our strategic initiatives may be more expensive than we expect, and we may not be able to increase our revenue to offset these increased operating expenses. Our revenue growth may slow or revenue may decline for a number of reasons described in this Risk Factors section, which may lead to increased pressure on our profit margins. If we are unable to meet these risks as we encounter them, our business, financial condition and results of operations may suffer.
We must continue to enhance our existing solutions and technologies and develop or acquire new solutions and technologies, or we will lose customers and our competitive position will suffer.
Many of our customers operate in markets characterized by rapidly changing technologies, which require them to support a variety of hardware, software applications, operating systems and networks. As their technologies grow more complex, we expect these customers to face new and increasingly sophisticated methods of cyber-attack. To maintain or increase our market share, we must continue to adapt and improve our solutions in response to these evolving cyber-attacks without compromising the high service levels and security demanded by our customers. If we fail to accurately predict or react timely to the changing needs of our customers in light of emerging technological trends, we will lose customers, which will negatively affect our revenue, financial condition and results of operations.
Our future growth also depends on our ability to scale our Taegis software platform and to transition customers from our Counter Threat Platform onto the Taegis platform, so we can continue evolving to meet our customers’ needs to effectively analyze, categorize and respond to the ever-increasing number of threat events. If our software platforms are unable to successfully process the growing volume of event data, automatically categorize and respond to the increasing events, or handle sudden and sharp increases in event volume, we might fail to identify network, application and/or endpoint events as significant threat events, which could harm our customers and negatively affect our business and reputation.
We rely on personnel with extensive information security expertise, and the loss of, or our inability to attract and retain, qualified personnel in this highly competitive labor market could harm our business.
Our future success depends on our ability to identify, attract, retain, and motivate qualified personnel. We depend on the continued contributions of Wendy K. Thomas, our President and Chief Executive Officer, and our other senior executives, who have extensive information security expertise. The loss of any of these executives could harm our business and distract from the operating responsibilities of other executives who must engage in the search for their replacements.
We have experts in information security, software coding, data science and advanced mathematics that staff our Counter Threat Unit and support our Taegis software platform. We face intense competition, both within, and outside of, the cybersecurity industry in hiring and retaining individuals with the requisite expertise, including from companies with greater resources than ours. As a result of this competition, we may be unable to attract and retain suitably qualified individuals at acceptable compensation levels who have the technical, operational and managerial knowledge and experience to meet our needs. In addition, we maintain a significant work force in Romania. Geopolitical conflicts, including an expansion of Russia’s hostilities beyond Ukraine, may affect the ability of our employees to operate effectively in Romania. Any failure by us to attract and retain qualified individuals could adversely affect our competitive market position, revenue, financial condition and results of operations.

We face intense competition, including from larger companies, and may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for our Taegis solutions, managed security services and other information security consulting services is highly competitive, and we expect competition to intensify in the future. Increased competition in our market could result in greater pricing pressure, reduced profit margins, increased sales and marketing expenses and risk to hold or increase our market share.
Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships, more mature intellectual property portfolios and greater financial and technical resources. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually.
Further, we expect that our efforts to transition our customers from the Counter Threat Platform, for which we have ceased to process orders as of the end of fiscal 2022, onto the Taegis software platform will further drive pricing pressure. If we are unable to successfully transition many of our existing Counter Threat Platform customers and maintain or improve our competitive position with respect to our current or future competitors, our revenue growth and financial condition could suffer.
If we are unable to attract new customers, retain existing customers or increase our annual contract values, our revenue growth will be adversely affected.
To achieve revenue growth, we must expand our customer base, retain existing customers, and increase our annual contract values. In addition to attracting additional large enterprise and small and medium-sized business customers, our strategy is to continue to obtain non-U.S. customers, government entity customers and customers in other industry sectors in which our competitors may have a stronger position. If we fail to attract new customers, our revenue may decline or cease to grow.
Some customers elect not to renew their contracts with us or renew them on less favorable terms, and we may not be able, on a consistent basis, to increase our annual contract values by obtaining advantageous contract renewals. We offer Taegis solutions and managed security services on a subscription basis under contracts with initial terms that typically range from one to three years and, as of January 28, 2022, averaged two years in duration. Our customers have no obligation to renew their contracts after the expiration of their terms. Our initial contracts with customers may include amounts for hardware, installation and professional services that may not recur. Further, if a customer renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but still pay lower average annual fees, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions to maintain the same level of annual fees from the customer, but may be unable to do so.
We announced the end of sale for services on the Counter Threat Platform and, as of the end of fiscal 2022, ceased processing new orders for these services. We are currently working to transition many of our customers from the services on the Counter Threat Platform to the services offered through the Taegis software platform. Should these Counter Threat Platform customers require competitive bidding processes to determine whether to utilize the Taegis software platform, we will incur significant costs to win existing customer bids during the re-solutioning process, which could adversely affect our revenue growth and financial condition.
We generate a significant portion of our revenue from customers in the financial services industry, and changes within that industry or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.
We derived approximately 20% of our revenue in fiscal 2022 from financial services institutions and expect to continue to derive a substantial portion of our revenue from customers in the financial services industry. Changes in that industry could adversely affect our revenue, profitability and financial condition. Technology spending by financial services customers generally has fluctuated, and it may continue to fluctuate, based on changing regulatory and economic conditions, among other factors, such as decisions by customers to reduce or restructure their technology spending to improve profitability. Further, mergers or consolidations of financial institutions could reduce our current and potential customer base, resulting in a smaller market for our solutions.
Some of our solutions have been deemed to be mission-critical functions of our financial institution customers that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council, or the FFIEC. Accordingly, we are subject to examination by the member agencies of the FFIEC. An unfavorable review of our operations could result in our financial institution customers not being allowed, or not choosing, to continue using our solutions, which could adversely affect our revenue, financial condition and results of operations.

If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of customer service due to operational disruptions.
As our customer base and solutions offerings continue to grow, we plan to further expand our operations, which could place a strain on our resources and infrastructure. This strain may affect our ability to maintain the quality of our solutions, deploy our solutions, support our customers after deployment, and preserve our customer-centric culture. Our productivity, customer-focused culture and the quality of our solutions may be negatively affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. In addition, we may need to make substantial investments to adapt our IT infrastructure to support our growth and maintain or improve our operational, financial and management controls and our reporting procedures. If we are unable to manage our growth, expenses or business effectively, our financial condition, results of operations and profitability could be adversely affected.
Failure to maintain high-quality customer service and support functions could adversely affect our reputation and growth prospects.
Once our solutions are deployed within our customers’ networks, our customers depend on our technical and other support services to ensure the security of their IT systems. The potential for human error in connection with our customer service and support functions or the internal systems and networks that underpin our ability to provide solutions to our customers, even if promptly discovered and remediated, could disrupt customer operations, cause losses for customers or harm our internal operations, lead to regulatory fines or damage our reputation. In addition, if we do not effectively assist our customers to deploy our solutions, resolve post-deployment issues or provide effective ongoing support, our ability to sell additional solutions or subscriptions to existing customers could suffer and our reputation with potential customers could be damaged. If we fail to meet the requirements of our existing customers, particularly larger enterprises that may require complex and sophisticated support, it may be more difficult to realize our strategy of selling higher-margin and differentiated solutions to those customers.
Our results of operations may be adversely affected by service level agreements with some of our customers that require us to provide them with credits for service failures or inadequacies.
We have agreements with some of our customers in which we have committed to provide them with our solutions at specified levels. If we are unable to meet these commitments, we may be obligated to extend service credits to those customers or could face terminations of the service agreements. Damages for failure to meet the service levels specified in our service level agreements generally are limited to the fees charged over the previous 12 months. If challenged by the customer, however, such limits may not be upheld, and we may be required to pay damages that exceed such fees. Repeated or significant service failures or inadequacies could adversely affect our reputation and results of operations.
Because we recognize revenue ratably over the terms of our Taegis solutions and managed security services contracts, decreases in sales of these solutions may not immediately be reflected in our results of operations.
The effect of significant downturns in sales and marketing acceptance of our solutions may not be fully reflected in our results of operations in the current period, making it more difficult for investors to evaluate our financial performance.
In fiscal 2022, approximately 76% of our revenue was derived from subscription-based solutions, attributable to Taegis solutions and managed security services contracts, while approximately 24% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of January 28, 2022, averaged two years in duration. Revenue related to these contracts is generally recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter, but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods.
As of January 28, 2022, we billed approximately 59% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would negatively affect our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new customers must be recognized over the applicable contract term.

Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.
If we do not realize the sales we expect from potential customers, our revenue and results of operations could be adversely affected. Sales of our information security solutions usually require lengthy sales cycles, which are typically three to nine months, but can exceed 12 months for larger customers. Sales to our customers can be complex and require us to educate our customers about our technical capabilities and the use and benefits of our solutions. Customers typically pursue a significant evaluation and acceptance process, and their subscription decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unexpected administrative, processing and other delays. We spend substantial time, effort and resources in our sales efforts without any assurance that our efforts will generate long-term contracts.
As we continue to expand sales of our information security solutions to customers located outside the United States, our business increasingly will be susceptible to risks associated with international sales and operations.
We expect to increase our presence internationally through new or expanded relationships with local and regional strategic and distribution partners and potentially through acquisitions of other companies. International revenue, which we define as revenue contracted through non-U.S. entities, contributed approximately 33% of our total revenue in fiscal 2022. Our relative lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention, financial resources, and legal risks. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings. Conducting international operations subjects us to a variety of risks, including those described elsewhere in this section. Such risks could negatively affect our international business and our overall business, results of operations and financial condition.
The United Kingdom’s withdrawal from the European Union may adversely impact our operations in the United Kingdom and elsewhere.
Effective on January 31, 2020, the United Kingdom withdrew from the European Union in a process commonly referred to as “Brexit,” in accordance with the Treaty on European Union. Negotiation of some terms of the withdrawal has not yet been completed. Trade, immigration, commercial and data protection regulations, including international data transfers within and between the European Union and the United Kingdom have been, and may continue to be, modified, and some of our customers may relocate some or all of their operations to jurisdictions outside of the United Kingdom as a result of Brexit or place additional requirements on Secureworks. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities and solutions.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our revenue and expenses denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. As we strategically grow internationally, we will execute more sales contracts denominated in foreign currencies and incur incremental operating expenses outside the United States. Global events as well as geopolitical developments, including Russia’s recent military action in Ukraine, trade tariff developments or other international economic tensions, such as increased tension between the United States and China, a strengthening of the U.S. dollar and inflation could amplify the volatility of currency fluctuations and increase the real cost of our solutions and subscriptions to our customers outside the United States, which could adversely affect our non-U.S. sales and results of operations. We do not currently hedge against the risks associated with currency fluctuations, but, as our international operations grow, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies. Any such hedges may be ineffective to protect us fully against foreign currency risk.
The imposition of new governmental export or import controls or of international sanctions could require us to comply with additional compliance obligations or limit our ability to compete in foreign markets.
If we fail to comply with applicable export and import regulations or our sanctions compliance obligations, we may be subjected to fines or other penalties or be unable to export our technologies into other countries. Our cybersecurity solutions and technologies incorporate encryption technology that may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our customers with international operations from utilizing our solutions and technologies throughout their global systems, or hinder the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our customers’ ability to implement, our technologies in those countries. New export, import, or sanctions restrictions against certain persons, entities, regions, or countries (such as those imposed on Russia and otherwise in response to the 2022 military action in Ukraine), changes to product classification processes, or new legislation or shifting approaches in the enforcement or scope of existing regulations, could result in decreased use of our solutions and technologies by existing customers with international operations, loss of sales to potential customers with international operations, and decreased revenue.
An inability to expand our key distribution relationships could constrain the growth of our business.
We intend to expand our distribution relationships to increase domestic and international sales. Approximately 14% of our revenue in fiscal 2022 was generated through our channel partners, which include referral agents, regional value-added resellers and trade associations. Our strategy is to increase the percentage of our revenue that we derive from sales through our channel partners. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our solutions and adversely affect our revenue growth and financial condition.
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
We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans. Such relationships include technology licensing, joint technology development and integration, research cooperation, co-marketing and sell-through arrangements. We face a number of risks relating to our technology alliance partnerships that could prevent us from fully realizing the benefits we seek from these partnerships. Technology alliance partnerships can require significant coordination between the partners and a significant commitment of time and resources by their technical staffs. In cases where we wish to integrate a partner’s products or services into our solutions, the integration process may be more difficult than we anticipate, and the risk of difficulties, incompatibility and undetected programming errors or defects may be higher than with the introduction of new products or services. In addition, any particular relationship may not continue for any specific period of time. If we lose a significant technology alliance partner, we could lose the benefit of our investment of time, money and resources in the relationship. Moreover, we could be required to incur significant expenses to develop a new strategic alliance or to formulate and implement an alternative plan to pursue the opportunity that we targeted with the former partner.
Real or perceived defects, errors or vulnerabilities in our solutions or real or perceived failure of our solutions to prevent or detect a security breach could harm our reputation, cause us to lose customers and expose us to costly litigation.
Our solutions are complex and may contain defects or errors that are undetectable until after customer adoption. Such defects may cause our customers to be vulnerable to cyber-attacks, and hackers or other threat actors may misappropriate our customers’ data or other assets or otherwise compromise their IT systems. Because the techniques used to access or sabotage IT systems and networks change frequently and generally are not recognized until launched against a target, an advanced attack could emerge that our solutions are unable to detect or prevent. A security breach of proprietary information could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in our security solutions, which could adversely affect our business.
If any of our customers experiences an IT security breach after adopting our solutions, even if our solutions protected the customer from data theft or provided remediation, the customer could be disappointed with our solutions and could seek alternatives to our solutions. In addition, if any enterprise or government entity publicly known to use our solutions is the subject of a publicized cyber-attack, some of our other current customers could seek to replace our solutions with those provided by our competitors. Further, our reputation could be damaged if a cyber-attack were to occur through a customer’s security or network devices, applications or endpoints that we are not contractually obligated to monitor, if there is a perception that Secureworks monitors all the affected customer’s devices, applications and endpoints.
Any person that circumvents our security measures could misappropriate customer confidential information or other valuable property or disrupt the customer’s operations. Because our solutions provide and monitor information security and may protect valuable information, we could face liability claims or claims for breach of service level agreements. Provisions in our service agreements that limit our exposure to liability claims may not be enforceable in some circumstances or may not protect us fully against such claims and related costs. Alleviating any of these problems could require significant expenditures by us and result in interruptions to, and delays in, the delivery of our solutions, which could cause us to lose existing or potential customers and damage our business.

Cyber-attacks or other data security incidents that disrupt our operations or result in the breach or compromise of proprietary or confidential information about us, our workforce, customers, or other third parties could harm our business and expose us to costly regulatory enforcement and other liability.
As a well-known cybersecurity solutions provider, we are a high-profile target and our websites, networks, information systems, solutions and technologies may be selected for sabotage, disruption or misappropriation by cyber-attacks specifically designed to interrupt our business and harm our reputation. Our solutions frequently involve collecting, filtering and logging of customer information, while our enterprise operations collect, process, store and dispose of our own human resources, intellectual property and other information. We also rely, in certain limited capacities, on third-party data management providers and other vendors to host, accept, transmit or otherwise process electronic data in connection with our business activities. Criminals, terrorists, or other threat actors may seek to penetrate our network security or the security of our third-party service providers and misappropriate or compromise our confidential information or that of our customers or other third parties, create system disruptions or cause shutdowns. In addition, cyber-attacks are increasingly being used in geopolitical conflicts, including Russia’s military action in Ukraine, which may cause increased risk to our customers, our third-party service providers and our company as a leading cybersecurity solutions provider. We may experience breaches or other compromises of our information technology systems. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture that could unexpectedly provide access to our systems and data to a threat actor, criminal or terrorist. The shift to work-from-home arrangements resulting from the COVID-19 pandemic also may increase our vulnerability, as third-party providers’ networks and employees’ home networks may pose a significant network security risk.
The costs to address the foregoing security problems and vulnerabilities before or after a cyber incident could be significant, regardless of whether incidents result from an attack on us directly or on third-party vendors upon which we rely. Cyber-attacks could compromise our internal systems and products or the systems of our customers or third-party service providers, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers and that could impede our sales. Remediation efforts may not be successful or timely. Breaches of our security measures or those of our third-party service providers and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other affected third parties to a risk of loss or misuse of this information, resulting in regulatory enforcement, litigation and potential liability for us, and damaging our brand and reputation or otherwise harming our business.
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
We rely on certain third-party vendors to provide technology to perform certain critical business functions, some of which are incorporated into our solutions. We may seek to utilize additional third-party technologies in our solutions, and we will continue to use technology to assist us as we operate our business. Any loss of our rights to use third-party or other technologies could result in business delays or hinder our ability to produce or deliver our solutions until we identify, evaluate and integrate equivalent technologies. If any of the technologies we license or purchase from others, or functional equivalents of these technologies, are no longer available to us or are no longer offered to us on commercially reasonable terms, we would be required either find another third-party vendor or develop these capabilities ourselves, which could result in increased costs to our business or delays in the delivery of our solutions. We also might have to limit the features available in our current or future solutions. If we fail to maintain or renegotiate some of our technology agreements with third parties, we could face significant delays and diversion of resources in attempting to license and integrate other technologies with equivalent functions. Any inability to procure and implement suitable replacement technologies could adversely affect our business and results of operations by impeding delivery of our solutions.
In addition, any errors or defects in third-party technologies or any inability to utilize third-party technologies as contemplated, may negatively impact our ability to perform business activities or provide our solutions to customers. Although we take steps to implement appropriate risk management controls over such third-party technologies, any failure to appropriately assess, test and mitigate the risks associated with the implementation of third-party technologies may cause delays in our business activities or delivery of solutions to customers, which may hinder our ability to restore operations in the event of a third-party failure.

New and evolving information security, cybersecurity and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.
We are currently subject, and may become further subject, to federal, state and foreign laws and regulations regarding the privacy and protection of personal data or other potentially sensitive information. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory frameworks for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, are rapidly evolving and are likely to remain uncertain for the foreseeable future. In the United States, these include laws and regulations promulgated under the authority of state attorneys general. U.S. state laws also provide for disparate data breach notification regimes that may trigger consumer, customer or regulator notifications, all of which could apply to us in a situation where consumer or employee information is accessed or acquired by unauthorized persons in a “data breach”, depending on the information affected. A number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in the areas of privacy, information security and cybersecurity.
Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our customers must comply. For example, in the European Economic Area, the General Data Protection Regulation, or GDPR, imposes stringent operational and governance requirements for companies that collect or process personal data of residents of the European Union and Iceland, Norway and Lichtenstein. The GDPR also provides for significant penalties for non-compliance, which can be up to four percent of annual worldwide “turnover” (a measure similar to revenues in the United States). Some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, under the GDPR and a growing number of other legislative and regulatory requirements globally, jurisdictions are adopting consumer, regulator and customer notification and other requirements in the event of a data breach.
The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings in new or existing locations, require us to change our business practices, impede the performance and development of our solutions, lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations, including through individual or class action litigation, or result in reputational harm. We also may be subject to claims of liability or responsibility for the actions of third parties with which we interact or upon which we rely in relation to various services, including, among others, vendors and business partners.
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
We believe our association with Dell has helped us to build relationships with many of our customers because of Dell’s globally recognized brand and the favorable market perception of the quality of its products. We have entered into a trademark license agreement with Dell Inc. under which Dell Inc. has granted us a non-exclusive, royalty-free worldwide license to use the trademark “DELL,” solely in the form of “SECUREWORKS-A DELL COMPANY,” in connection with our business and products, services and advertising and marketing materials related to our business. Under the agreement, our use of the Dell trademark in connection with any product, service or otherwise is subject to Dell Inc.’s prior review and written approval, which may be revoked at any time. The agreement is terminable at will by either party, and we must cease all use of the Dell trademark upon any such termination in connection with any product, service or material. If we discontinue our association with Dell in the future, our ability to attract new customers may suffer.

We may expand through acquisitions of other companies, which could divert our management’s attention and company resources from our current business, which may result in unforeseen operating difficulties, increased costs and dilution to our stockholders.
We may make strategic acquisitions of other companies to supplement our internal growth. We may not realize the anticipated benefits of any acquisition we are able to complete. We could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, especially if the key personnel of any acquired company choose not to work for us. To complete an acquisition, we may be required to use a substantial amount of our cash, sell or use equity securities or incur debt to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of our Class A common stock. Any debt financing obtained by us in the future could involve restrictive covenants that will limit our capital-raising activities and operating flexibility. In addition, we may not be able to obtain additional financing on terms favorable to us or at all, which could limit our ability to engage in acquisitions or develop new products or technologies.
Earthquakes, fires, power outages, floods, terrorist attacks, geopolitical and military conflicts, public health issues such as COVID-19, and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, supply chain, results of operations or financial condition.
A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, geopolitical conflicts, such as Russia's military action in Ukraine, increasing tensions with China, or a widespread public health issue, such as the ongoing COVID-19 pandemic, could have a material adverse effect on our business, supply chain, results of operations or financial condition. Although our four security operations centers are designed to be redundant and to offer seamless backup support in an emergency, we rely on public cloud providers to sustain our operations. While these data centers and public cloud providers are capable of sustaining our operations, a failure of the public cloud providers could disrupt our ability to serve our customers.
In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster, terrorist attacks, war, geopolitical turmoil, civil unrest, or other catastrophic event, including a pandemic such as COVID-19, impairs the ability of our vendors or service providers to provide timely support or disrupts our cybersecurity services offerings, our ability to perform our customer engagements may suffer. Disruptions from COVID-19 or a similar pandemic or public health issue may include, and have included, restrictions on the ability of our employees or the employees of our customers, vendors or suppliers to travel, or closures of our facilities or the facilities of these third parties. Geopolitical or military conflicts, including Russia’s military action in Ukraine and any expansion of hostilities into surrounding countries, may have a direct impact on our employees and operations in Romania as well as on the businesses of our customers, vendors and suppliers. Any restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors or suppliers.
During fiscal 2022, we experienced a limited reduction in customer demand that we believe is attributable to COVID-19 and that we believe may impact our results in future periods. Although we are unable to predict the extent and severity of all future impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our business and future financial results.

Risks Related to Intellectual Property
We rely in part on patents to protect our intellectual property rights, and if our patents are ineffective in doing so, third parties may be able to use aspects of our proprietary technology without compensating us.
As of January 28, 2022, we owned 49 issued patents and 13 pending patent applications in the United States and four issued patents and seven pending patent applications outside the United States. Any failure of our patents and patent strategy to protect our intellectual property rights adequately could harm our competitive position. The legal systems of some countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as U.S. laws. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology. If any of our patents is challenged, invalidated or circumvented by third parties, and if we do not own or have exclusive rights to other enforceable patents protecting our solutions or other technologies, competitors and other third parties could market products or services and use processes that incorporate aspects of our proprietary technology without compensating us, which may have an adverse effect on our business.
If we are unable to protect, maintain or enforce our non-patented intellectual property rights and proprietary information, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.
Our business relies in part on non-patented intellectual property rights and proprietary information, such as trade secrets, confidential information and know-how, all of which offer only limited protection to our technology. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in the information technology industry are highly uncertain and evolving. Although we regularly enter into non-disclosure and confidentiality agreements with employees, vendors, customers, partners and other third parties, these agreements may be breached or otherwise fail to prevent disclosure of proprietary or confidential information effectively or to provide an adequate remedy in the event of such unauthorized disclosure. Our ability to police that misappropriation or infringement is uncertain, particularly in other countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position.
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
Our use of open source technology could require us in some circumstances to make available source code of our modifications to that technology, which could include source code of our proprietary technologies, and may restrict our ability to commercialize our solutions.
Some of our solutions and technologies incorporate software licensed by its authors or other third parties under open source licenses. To the extent that we use open source software, we face risks arising from the scope and requirements of common open source software licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based on the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary technology with open source software in a certain manner, we may face periodic claims from third parties claiming ownership, or demanding release, of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.
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
Potential conflicts or disputes may arise between Dell or Dell Technologies and us in a number of areas relating to our past or ongoing relationships, including:
•intellectual property, tax, employee benefits, indemnification, and other matters arising from our agreements and relationship with Dell;
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
To preserve Dell Technologies’ ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns and its ability to consolidate with us for tax purposes, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.
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
As of January 28, 2022, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 83.1% of our total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of our outstanding common stock.
So long as Dell Technologies controls the majority of the voting power of our outstanding common stock, our other stockholders will not be able to affect the outcome of any stockholder vote in which holders of the Class B common stock are entitled to vote. Dell Technologies is generally able to control, directly or indirectly and subject to applicable law, significant matters affecting us, including, among others, the election and removal of our directors, and determinations with respect to business combinations, dispositions of assets or other extraordinary corporate transactions. If Dell Technologies does not provide any required affirmative vote on matters requiring stockholder approval allowing us to take particular corporate actions when requested, we will not be able to take such actions, and, as a result, our business and our results of operations may be adversely affected.
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
In addition, FTSE Russell and S&P Dow Jones have adopted eligibility criteria to exclude new companies with multiple classes of common stock from being added to certain of their stock indices. Under the current criteria, our dual-class capital structure makes our Class A common stock ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that track these indices will not invest in our stock. Other major stock indices might adopt similar requirements in the future. It is unclear what effect, if any, exclusion from any indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies could depress the valuations of public companies excluded from such indices compared to those of other companies that do not have multi-class capital structures.
As a “controlled company” under the marketplace rules of the Nasdaq Stock Market, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are subject to such requirements.
As of January 28, 2022, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq, and eligible to rely on exemptions from Nasdaq corporate governance requirements that generally obligate listed companies to maintain a board of directors having a majority of independent directors and compensation and nominating committees composed solely of independent directors. We currently rely on the exemption from the requirement to maintain a board of directors having a majority of independent directors. Although we do not currently rely on the other exemptions from Nasdaq’s corporate governance requirements, we may decide to avail ourselves of one or more of these exemptions in the future. During any period in which we do so, investors may not have the same protections afforded to stockholders of companies that must comply with all of Nasdaq’s corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price.

Future sales, or the perception of future sales, of a substantial number of shares of our Class A common stock could depress the trading price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class A common stock.
As of January 28, 2022, we have outstanding 14,282,125 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. The shares of Class A common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144. As of January 28, 2022, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.
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
•any action asserting a claim of breach of a fiduciary duty owed, or other wrongdoing, by any of our directors, officers or other employees, or stockholders to us or our stockholders;
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
Our choice of forum provision is intended to apply to the fullest extent permitted by law to the types of actions and proceedings specified above, including, to the extent permitted by the federal securities laws, to lawsuits asserting claims under such actions and proceedings and claims under the federal securities laws. Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Securities Exchange Act of 1934, or Exchange Act, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” There is uncertainty, particularly in light of current litigation, as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act. Our stockholders will not be deemed, by operation of our choice of forum provision, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.

We are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of our internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by our management each year on the effectiveness of our internal control over financial reporting. We are required to disclose significant changes made in our internal control procedures on a quarterly basis. In addition, our independent registered public accounting firm is required annually beginning with this report to express an opinion as to the effectiveness of our internal control over financial reporting.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We may experience material weaknesses or significant deficiencies in our internal control over financial reporting. Any failure to maintain internal control over financial reporting could severely inhibit our ability to report accurately our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of January 28, 2022, our facilities consisted of our corporate headquarters, four security operations centers, and various other facilities housing our research and development, marketing and sales, administrative and IT functions. We either lease these facilities or have the right to use them pursuant to service agreements with Dell or with other third parties. As of January 28, 2022, we did not own any facilities.
Our corporate headquarters, and one security operations center are located in Atlanta, Georgia, where we lease facilities of approximately 141,000 square feet. As of January 28, 2022, we leased or licensed facilities for our other security operations centers in the following locations: Providence, Rhode Island; Edinburgh, Scotland; and Bucharest, Romania. Our employees also operate out of a number of Dell facilities around the globe pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 9—Leases” in our consolidated financial statements included in this report.
In the future, we may lease or license additional sites, either from Dell or other third parties, for security operations centers, sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations.
Item 3. Legal Proceedings
From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of January 28, 2022, we were not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Class A Common Stock
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the symbol “SCWX.” There is no public market for our Class B common stock.
Holders
As of March 22, 2022, there were eight holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders of our Class A common stock does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee.
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

Stock Performance Graph
The following graph compares the cumulative total return on the Class A common stock for the period from February 3, 2017 through January 28, 2022 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on February 3, 2017 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

$275
$250
$225
$200
$175
$150
$125
$100
$75
02/03/17
02/02/18
02/01/19
01/31/20
01/29/21
01/28/22
Secureworks
NASDAQ Composite
PureFunds ISE Cyber Security ETF

	February 3, 2017	February 2, 2018	February 1, 2019	January 31, 2020	January 29, 2021	January 28, 2022
Secureworks	$100.00	$89.14	$218.22	$148.54	$130.69	$132.86
NASDAQ Composite	100.00	127.78	128.18	161.48	230.66	243.01
PureFunds ISE Cyber Security ETF	100.00	113.75	132.78	148.13	207.74	185.03
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

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our consolidated financial statements and related notes included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the COVID-19 pandemic and other characterizations of future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors.”
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal years ending January 28, 2022, January 29, 2021 and January 31, 2020, as fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Fiscal 2022, fiscal 2021 and fiscal 2020 each have 52 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. For discussion and analysis related to our financial results comparing fiscal 2021 with fiscal 2020, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended January 29, 2021, which was filed with the Securities and Exchange Commission on March 25, 2021.
Effective beginning with the three months ended July 30, 2021, we decided to separately present Net revenue and Costs of revenue recognized from Subscription and Professional Services offerings, respectively, in the Condensed Consolidated Statement of Operations and within management's discussion and analysis. Historically, these amounts were presented within the Net revenue and Cost of revenue line items, respectively. We concluded that the discrete presentation of these revenue streams provides a more meaningful representation of the nature of the revenues generated by our service offerings. Certain prior year amounts have been conformed to the current year presentation.
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
Overview
We are a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting our customers by outpacing and outmaneuvering the adversary.
Our vision is to be the essential cybersecurity company for a digitally connected world by providing the software platform of choice to deliver our holistic approach to security at scale for our customers to achieve their best security outcomes. We combine considerable experience from securing thousands of customers, machine-learning capabilities in our software platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
We know from our experience that security based on “point” products operating in silos is not sufficient to outpace the adversary at scale. Through our vendor-inclusive approach, we create integrated and comprehensive solutions by proactively managing the collection of point products deployed by our customers to address specific security issues and provide solutions to fortify gaps in their defenses.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We believe a platform that supports innovation and collaboration enables the power of the security community to outmaneuver the adversary. Leveraging our extensive security expertise and knowledge, we utilize unique insights to build an integrated security platform that fuels efficient and effective security operations for customers and partners.

The integrated approach we have pioneered enables us to deliver a broad portfolio of security solutions to organizations of varying size and complexity. We seek to provide the right level of security for each customer's particular situation, which evolves as the customer’s organization grows and changes over time. Our flexible and scalable solutions support the evolving needs of the largest, most sophisticated enterprises, as well as small and medium-sized businesses and U.S. state and local government agencies with limited in-house capabilities and resources.
We offer our customers:
•software-as-a-service, or SaaS, solutions,
•managed security services, and
•professional services, including incident response services and security risk consulting.
Our solutions leverage the proprietary technologies, security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than two decades. As key elements of our strategy, we seek to:
•be the cloud-native security software platform of choice,
•broaden our reach with security service providers to deliver our security software platform globally, and
•empower the global security community to beat the adversary at scale.
We offer an integrated suite of technology-driven security solutions enabled by our Taegis software platform or Counter Threat Platform and our team of highly-skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect, and respond to cybersecurity breaches. The platforms collect, aggregate, correlate and analyze billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions and managed security services, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
Our proprietary Taegis software platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications with Vulnerability, Detection and Response, or VDR during fiscal 2021 with our acquisition of Delve Laboratories Inc.
Taegis XDR, VDR and ManagedXDR are the first in a suite of software-driven applications and solutions that Secureworks plans to release driven by our Taegis software platform.
In addition to our Taegis solutions and managed security services, we also offer a variety of professional services, which include incident response and security and risk consulting, to accelerate adoption of our software solutions. We advise customers on a broad range of security and risk-related matters through both project-based and long-term contracts in addition to our Taegis solutions and managed security services.
Acquisition of Delve Laboratories
We seek to make strategic acquisitions of other companies to supplement our internal growth. On September 21, 2020, we acquired all of the outstanding shares of Delve Laboratories Inc., or Delve, for $15.1 million, net of cash acquired. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve’s SaaS solution is powered by artificial intelligence and machine-learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. We are continuing to integrate the vulnerability discovery and prioritization technology into new Taegis offerings within our cloud-based portfolio, including our Taegis software platform and XDR application, expanding visibility and insights for users.

COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a “pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, have implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources during the fiscal year ended January 28, 2022. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods.
We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of the virus, effectiveness and acceptance of vaccines deployed to contain the virus, impact on our employees, customers and vendors, impact on our customers’ liquidity and our volume of sales, and length of our sales cycles, all of which cannot be predicted with certainty. The pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition. Due to our subscription-based business model, any such effects of COVID-19 may not be fully reflected in our results of operations until future periods.
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
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts, and on our ability to be at the forefront of threat intelligence research, and to adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our Taegis software platform and solutions will contribute to long-term revenue growth, but such investment may continue to adversely affect our prospects for near-term profitability.

Introduction of New Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions, such as our Taegis solutions, that protect our customers from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including by hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We cannot be certain that we will realize increased revenue from our solutions development initiatives. We believe that our investment in solutions development will contribute to long-term revenue growth, but such investment may continue to adversely affect our prospects for near-term profitability.
Commencing in fiscal 2021, we began transitioning customers away from non-strategic other managed security subscription services to Taegis subscription solutions. In line with this transition strategy, we informed customers early in the fourth quarter of fiscal 2022 that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to our Taegis platform. Renewals associated with many of our existing other managed security subscription services are not expected to extend beyond the end of fiscal 2023. Although we believe this business transition will enable us to offer managed security services with higher profit margins, we will continue to incur substantial costs in connection with the transition and, during the transition period, we could lose competitive bids to other cybersecurity solutions providers for the sale of such services
Investments in Expanding Our Customer Base and Deepening Our Customer Relationships. To support future sales, we will need to continue to devote resources to the development of our global sales force. We have made and plan to continue to make significant investments in expanding our go-to-market efforts with direct sales, channel partners and marketing. Any investments we make in our sales and marketing operations will occur before we realize any benefits from such investments. The investments we have made, or intend to make, to strengthen our sales and marketing efforts may not result in an increase in revenue or an improvement in our results of operations. Although we believe our investment in sales and marketing will help us improve our results of operations in the long term, the resulting increase in operating expenses attributable to these sales and marketing functions may continue to affect our profitability in the near term. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing customers. As our customers realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.
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

Key Operating Metrics
Commencing in fiscal 2021, we began transitioning our subscription customers to our Taegis solutions from our non-strategic, lower margin other managed security subscription services. This transition has resulted in a decline in both our total customer base and total annual recurring revenue. Despite these declines, our gross profit has remained relatively stable and our gross margins have increased. We believe the transition of our subscription business to our Taegis solutions is resulting in a higher value, higher margin business. As part of our ongoing transition, early in the fourth quarter of fiscal 2022, we announced that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to Taegis. Renewals associated with many of our existing other managed security subscription services are not expected to extend beyond the end of fiscal 2023.
The transition has resulted in the growth of our Taegis portfolio of technology-driven information security solutions offered to customers of all sizes and across all industries. We have achieved this organic growth by re-solutioning existing customers to our Taegis offerings, which generate more average revenue per customer, and through continued expansion in volume and breadth of the Taegis solutions we deploy. The transformation of our Taegis subscription-based model has required ongoing investment in our business, which has contributed to higher net losses. We believe these investments are critical to our long-term success, although they may continue to impact our prospects for near-term profitability.

Relevant key operating metrics are presented below as of the dates indicated and for the fiscal years then ended.

	January 28, 2022	January 29, 2021	January 31, 2020
Managed security subscription customer base	2,400	3,500	4,100
Taegis subscription customer base	1,200	400	100
Total subscription customer base	3,400	3,800	4,100

Total customer base	5,000	5,200	5,200

Managed security annual recurring revenue (in millions)	$224.4	$371.9	$422.0
Taegis annual recurring revenue (in millions)	164.7	54.9	15.5
Total annual recurring revenue (in millions)	$389.1	$426.8	$437.5

Managed security average subscription revenue per customer (in thousands)	$92.9	$106.1	$104.0
Taegis average subscription revenue per customer (in thousands)	$134.6	$138.3	$191.4
Total average subscription revenue per customer (in thousands)	$113.9	$113.8	$106.7

Net revenue retention rate	86%	88%	95%
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

Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. For the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, approximately 58%, 65% and 60%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
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

Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income, non-GAAP earnings per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross profit, research and development expenses, sales and marketing expenses, general and administrative expenses, operating income (loss), net income (loss), earnings (loss) per share in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis.
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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization associated with external software development costs capitalized and acquired customer relationships and technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and our acquisition of Delve in fiscal 2021, our tangible and intangible assets and liabilities associated with customer relationships and technology were accounted for and recognized at fair value on the related transaction date.
•Stock-based Compensation Expense. Non-cash stock-based compensation expense relates to both the Dell Technologies and Secureworks equity plans. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.
•Impact of Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act relates to final tax provision impacts of complying with the U.S. tax reform that was enacted in December 2017, as recorded in fiscal 2020. For additional information, see “Notes to Consolidated Financial Statements—Note 12—Income and Other Taxes” in our consolidated financial statements included in this report.
•Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	January 28, 2022	January 29, 2021	January 31, 2020
GAAP net revenue(1)	$535,214	$561,034	$552,765
GAAP subscription cost of revenue	$143,515	$162,139	$170,151
Amortization of intangibles	(16,080)	(14,587)	(14,089)
Stock-based compensation expense	(218)	(665)	(766)
Non-GAAP subscription cost of revenue	$127,217	$146,887	$155,296
GAAP professional services cost of revenue	$73,611	$80,028	$82,644
Stock-based compensation expense	(905)	(680)	(440)
Non-GAAP professional services cost of revenue	$72,706	$79,348	$82,204
GAAP gross profit	$318,088	$318,867	$299,969
Amortization of intangibles	16,080	14,587	14,089
Stock-based compensation expense	1,123	1,346	1,206
Non-GAAP gross profit	$335,291	$334,800	$315,264
GAAP research and development expenses	$122,494	$105,008	$94,964
Stock-based compensation expense	(7,220)	(4,410)	(4,280)
Non-GAAP research and development expenses	$115,274	$100,598	$90,684
GAAP sales and marketing expenses	$145,134	$144,934	$157,674
Stock-based compensation expense	(4,065)	(3,676)	(1,694)
Non-GAAP sales and marketing expenses	$141,069	$141,258	$155,980
GAAP general and administrative expenses	$102,834	$101,760	$99,505
Amortization of intangibles	(14,094)	(14,094)	(14,094)
Stock-based compensation expense	(18,038)	(14,982)	(12,368)
Non-GAAP general and administrative expenses	$70,702	$72,684	$73,043
GAAP operating loss	$(52,374)	$(32,835)	$(52,174)
Amortization of intangibles	30,174	28,682	28,183
Stock-based compensation expense	30,446	24,414	19,548
Non-GAAP operating income (loss)	$8,246	$20,261	$(4,443)
GAAP net loss	$(39,791)	$(21,902)	$(31,666)
Amortization of intangibles	30,174	28,682	28,183
Stock-based compensation expense	30,446	24,414	19,548
Impact of Tax Cuts and Jobs Act	—	—	(1,191)
Aggregate adjustment for income taxes	(12,113)	(13,267)	(14,688)
Non-GAAP net income	$8,716	$17,927	$186
GAAP loss per share	$(0.48)	$(0.27)	$(0.39)
Amortization of intangibles	0.36	0.35	0.35
Stock-based compensation expense	0.36	0.30	0.24
Impact of Tax Cuts and Jobs Act	—	—	(0.01)
Aggregate adjustment for income taxes	(0.14)	(0.16)	(0.18)
Non-GAAP earnings per share *	$0.11	$0.22	$0.01
* Sum of reconciling items may differ from total due to rounding of individual components
GAAP net income (loss)	$(39,791)	$(21,902)	$(31,666)
Interest and other expense/(income), net	3,532	(1,034)	(850)
Income tax benefit	(16,115)	(9,899)	(19,658)
Depreciation and amortization	40,520	41,614	42,932
Stock-based compensation expense	30,446	24,414	19,548
Adjusted EBITDA	$18,592	$33,193	$10,306
(1)    Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of January 28, 2022 represented approximately 83.1% of our total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of January 28, 2022, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In fiscal 2022, approximately 76% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 24% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 33%, 30% and 25% of our total net revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 79 countries as of January 28, 2022.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.
Cost of Revenue
Our cost of revenue consists of costs incurred to provide subscription and professional services.
•Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel-related expenses associated with maintaining our platform and delivering managed services to our subscription customers, as well as hosting costs for these platforms. Personnel-related expenses consist primarily of salaries, benefits and performance-based compensation. Also included in cost of subscription revenue are amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, amortization of external software development costs capitalized, maintenance fees and overhead allocations. As our business grows, the cost of subscription revenue associated with our solutions may fluctuate.
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

Gross Profit and Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix between our existing solutions, introduction of new solutions, personnel-related costs and cloud hosting costs. We expect our gross margins to fluctuate depending on these factors, but increase over time with expected growth and higher mix of Taegis subscription solutions revenue compared to managed security services and professional services revenue. However, as we balance revenue growth and continue to invest in initiatives to drive the efficiency of our business, we expect gross margin as a percentage of total revenue to continue to fluctuate from period to period.
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
Income Tax Expense (Benefit)
Our effective tax benefit rate was 28.8% and 31.1% for the fiscal years ended January 28, 2022 and January 29, 2021, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Consolidated Financial Statements—Note 12—Income and Other Taxes” in our consolidated financial statements included in this report.

Results of Operations
Fiscal 2022 Compared to Fiscal 2021
The following table summarizes our key performance indicators for the fiscal years ended January 28, 2022 and January 29, 2021.

	Fiscal Years Ended
	January 28, 2022		January 29, 2021		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Net revenue:
Subscription	$408,947	76.4%	$427,937	76.3%	$(18,990)	(4.4)%
Professional Services	126,267	23.6%	133,097	23.7%	(6,830)	(5.1)%
Total net revenue	$535,214	100.0%	$561,034	100.0%	$(25,820)	(4.6)%
Cost of revenue:
Subscription	$143,515	26.8%	$162,139	28.9%	$(18,624)	(11.5)%
Professional Services	73,611	13.8%	80,028	14.3%	(6,417)	(8.0)%
Total cost of revenue	$217,126	40.6%	$242,167	43.2%	$(25,041)	(10.3)%
Total gross profit	$318,088	59.4%	$318,867	56.8%	$(779)	(0.2)%
Operating expenses:
Research and development	$122,494	22.9%	$105,008	18.7%	$17,486	16.7%
Sales and marketing	145,134	27.1%	144,934	25.8%	200	0.1%
General and administrative	102,834	19.2%	101,760	18.1%	1,074	1.1%
Total operating expenses:	$370,462	69.2%	$351,702	62.7%	$18,760	5.3%
Operating loss	(52,374)	(9.8)%	(32,835)	(5.9)%	(19,539)	59.5%
Net loss	$(39,791)	(7.4)%	$(21,902)	(3.9)%	$(17,889)	81.7%
Other Financial Information (1)
GAAP net revenue:
Subscription	$408,947	76.4%	$427,937	76.3%	$(18,990)	(4.4)%
Professional Services	126,267	23.6%	133,097	23.7%	(6,830)	(5.1)%
Total GAAP net revenue	$535,214	100.0%	$561,034	100.0%	$(25,820)	(4.6)%
Non-GAAP cost of revenue:
Non-GAAP Subscription	$127,217	23.8%	146,887	26.2%	(19,670)	(13.4)%
Non-GAAP Professional Services	72,706	13.6%	79,348	14.1%	(6,642)	(8.4)%
Total Non-GAAP cost of revenue	$199,923	37.4%	$226,234	40.3%	$(26,311)	(11.6)%
Non-GAAP gross profit	$335,291	62.6%	334,800	59.7%	491	0.1%
Non-GAAP operating expenses:
Non-GAAP research and development	$115,274	21.5%	$100,598	17.9%	$14,676	14.6%
Non-GAAP sales and marketing	141,069	26.4%	141,258	25.2%	(189)	(0.1)%
Non-GAAP general and administrative	70,702	13.2%	72,684	13.0%	(1,982)	(2.7)%
Total Non-GAAP operating expenses	$327,045	61.1%	$314,540	56.1%	$12,505	4.0%
Non-GAAP operating income (loss)	8,246	1.5%	20,261	3.6%	(12,015)	(59.3)%
Non-GAAP net income	$8,716	1.6%	17,927	3.2%	(9,211)	(51.4)%
Adjusted EBITDA	$18,592	3.5%	$33,193	5.9%	$(14,601)	(44.0)%
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

Revenue
The following table presents information regarding our revenue for the fiscal years ended January 28, 2022 and January 29, 2021.

	Fiscal Years Ended
	January 28, 2022		January 29, 2021		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$85,599	16.0%	$32,149	5.7%	$53,450	166.3%
Managed Security Services	323,348	60.4%	395,788	70.5%	(72,440)	(18.3)%
Total Subscription revenue	$408,947	76.4%	$427,937	76.3%	$(18,990)	(4.4)%
Professional services	126,267	23.6%	133,097	23.7%	(6,830)	(5.1)%
Total net revenue	$535,214	100.0%	$561,034	100.0%	$(25,820)	(4.6)%
Subscription Revenue. Subscription revenue decreased $19.0 million, or 4.4%, in fiscal 2022. The revenue decrease reflected our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. Professional services revenue decreased $6.8 million, or 5.1%, in fiscal 2022. The revenue decrease reflects our focus on reducing non-strategic professional service offerings.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $11.7 million and $18.6 million for fiscal 2022 and fiscal 2021, respectively. Approximately 35% was derived from subscription services for fiscal 2022, and approximately 51% was derived from subscription services for fiscal 2021. For more information regarding the commercial agreements with Dell, see “Notes to Consolidated Financial Statements—Note 14—Related Party Transactions” in our consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for fiscal 2022, international revenue, which we define as revenue contracted through non-U.S. entities, increased to $175.5 million, or 33% of our total revenue. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the fiscal years ended January 28, 2022 and January 29, 2021.

	Fiscal Years Ended
	January 28, 2022		January 29, 2021		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$143,515	26.8%	$162,139	28.9%	$(18,624)	(11.5)%
Professional Services	73,611	13.8%	80,028	14.3%	(6,417)	(8.0)%
Total cost of revenue	$217,126	40.6%	$242,167	43.2%	$(25,041)	(10.3)%
Other Financial Information
Non-GAAP cost of revenue:
Non-GAAP Subscription	$127,217	23.8%	$146,887	26.2%	$(19,670)	(13.4)%
Non-GAAP Professional Services	72,706	13.6%	79,348	14.1%	(6,642)	(8.4)%
Total Non-GAAP cost of revenue(1)	$199,923	37.4%	$226,234	40.3%	$(26,311)	(11.6)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. Subscription cost of revenue decreased $18.6 million, or 11.5%, in fiscal 2022. As a percentage of revenue, subscription cost of revenue decreased 210 basis points to 26.8%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 240 basis points to 23.8%. The decrease in subscription cost of revenue was primarily attributable our focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies associated with reducing non-strategic service offerings.
Professional Services Cost of Revenue. Professional services cost of revenue decreased $6.4 million, or 8.0%, in fiscal 2022. As a percentage of revenue, professional services cost of revenue decreased 50 basis points to 13.8%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 50 basis points to 13.6%. The decrease in professional services cost of revenue was primarily attributable to reduced cost associated with the utilization of third-party consultants and lower employee-related expenses associated with the reduction of non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the fiscal years ended January 28, 2022 and January 29, 2021.

	Fiscal Years Ended
	January 28, 2022	January 29, 2021	Change
	$	$	$	%
	(in thousands, except percentages)
Gross Profit:
Subscription	$265,432	$265,798	$(366)	(0.1)%
Professional Services	52,656	53,069	(413)	(0.8)%
Total Gross Profit	$318,088	$318,867	$(779)	(0.2)%

Gross Margin:
Subscription	64.9%	62.1%	2.8%
Professional Services	41.7%	39.9%	1.8%
Total Gross Margin	59.4%	56.8%	2.6%

Other Financial Information
Non-GAAP Gross Profit:
Non-GAAP Subscription	$281,730	$281,050	$680	0.2%
Non-GAAP Professional Services	53,561	53,749	(188)	(0.3)%
Total Non-GAAP Gross Profit	$335,291	$334,800	$491	0.1%

Non-GAAP Gross Margin:
Non-GAAP Subscription	68.9%	65.7%	3.2%
Non-GAAP Professional Services	42.4%	40.4%	2.0%
Total Non-GAAP Gross Margin	62.6%	59.7%	2.9%
Subscription Gross Margin. Subscription gross margin increased in fiscal 2022 primarily due to our continued focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies associated with reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, fiscal 2022 gross margin increased 3.2%.
Professional Services Gross Margin. Professional services gross margin increased in fiscal 2022 primarily due to reduced cost resulting from lower employee-related expenses associated with the reduction of non-strategic professional services offerings and the utilization of third-party consultants.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, fiscal 2022 gross margin increased 2.0%.

Operating Expenses
The following table presents information regarding our operating expenses during the fiscal years ended January 28, 2022 and January 29, 2021.

	Fiscal Year Ended
	January 28, 2022			January 29, 2021
	$	% of Revenue	% Change	$	% of Revenue
Operating expenses:
Research and development	122,494	22.9%	16.7%	105,008	18.7%
Sales and marketing	145,134	27.1%	0.1%	144,934	25.8%
General and administrative	102,834	19.2%	1.1%	101,760	18.1%
Total operating expenses	$370,462	69.2%	5.3%	$351,702	62.7%

Other Financial Information
Non-GAAP research and development	115,274	21.5%	14.6%	100,598	17.9%
Non-GAAP sales and marketing	141,069	26.4%	(0.1)%	141,258	25.2%
Non-GAAP general and administrative	70,702	13.2%	(2.7)%	72,684	13.0%
Non-GAAP operating expenses (1)	$327,045	61.1%	4.0%	$314,540	56.1%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $17.5 million, or 16.7%, in fiscal 2022. As a percentage of revenue, R&D expenses increased 420 basis points to 22.9% in fiscal 2022. As a percentage of revenue on a non-GAAP basis, R&D expenses increased 360 basis points to 21.5%. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our Taegis software platform and SaaS applications.
Sales and Marketing Expenses. S&M expenses increased $0.2 million, or 0.1%, in fiscal 2022. As a percentage of revenue, S&M expenses increased 130 basis points to 27.1% in fiscal 2022. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 120 basis points to 26.4%. The increase in S&M expenses was primarily attributable to increased marketing program expense of $6.6 million related to our Taegis offerings and $3.0 million of higher employee-related cost, partially offset by $9.4 million of lower commission expense.
General and Administrative Expenses. G&A expenses increased $1.1 million, or 1.1%, in fiscal 2022. As a percentage of revenue, G&A expenses increased 110 basis points to 19.2% in fiscal 2022. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 20 basis points to 13.2%. The increase in G&A expenses was primarily attributable to higher employee-related costs, which were partially offset by lower professional services and consulting related costs.

Operating Loss
Our operating loss for fiscal 2022 and fiscal 2021 was $52.4 million and $32.8 million, respectively. As a percentage of revenue, our operating loss was 9.8% and 5.9% in fiscal 2022 and fiscal 2021, respectively. The increase in our operating loss as a percentage of revenue was primarily due to higher operating expenses, as previously described.
Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, our operating income for fiscal 2022 and fiscal 2021 was $8.2 million and $20.3 million, respectively.
Interest and Other, Net
Interest and other, net represented net expense of $3.5 million in fiscal 2022 compared with income of $1.0 million in fiscal 2021. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $16.1 million or 28.8%, and $9.9 million or 31.1% of our pre-tax loss in fiscal 2022 and fiscal 2021, respectively. The changes in the effective tax benefit rate were primarily attributable to both the increase in loss before income taxes, the impact of certain adjustments related to stock-based compensation awards, and the recognition of additional benefits relating to research and development credits
Net Income (Loss)
Our net loss of $39.8 million increased $17.9 million, or 81.7%, in fiscal 2022 when compared to fiscal 2021. Net income on a non-GAAP basis was $8.7 million in fiscal 2022, which represented a decrease of $9.2 million from fiscal 2021. The changes on both a GAAP and non-GAAP basis were attributable to increased operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current period.

Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
We believe that our cash and cash equivalents will provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.
Selected Measures of Liquidity and Capital Resources
As of January 28, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $220.7 million.
Selected measures of our liquidity and capital resources are as follows:

	January 28, 2022	January 29, 2021
	(in thousands)
Cash and cash equivalents	$220,655	$220,300
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of January 28, 2022, and we did not borrow any amounts under the facility during any period covered by this report. Effective as of March 23, 2022, the facility agreement was amended and restated to extend the maturity date to March 23, 2023 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.23%.
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

Cash Flows
The following table presents information concerning our cash flows for the fiscal years ended January 28, 2022 and January 29, 2021.

	Fiscal Year Ended
	January 28, 2022	January 29, 2021
	(in thousands)
Net change in cash from:
Operating activities	$16,737	$60,589
Investing activities	(8,014)	(18,086)
Financing activities	(8,368)	(4,041)
Change in cash and cash equivalents	$355	$38,462
•Operating Activities — Cash provided by operating activities was $16.7 million and $60.6 million in fiscal 2022 and fiscal 2021, respectively. The decrease in cash provided by operating activities was primarily driven by the decrease in our net transactions with Dell and accrued and other liabilities. We expect that our future transactions with Dell will be a source of cash over time as we anticipate that our charges to Dell will continue to exceed Dell’s charges to us, although the timing of charges and settlements may vary period to period.
•Investing Activities — Cash used in investing activities totaled $8.0 million and $18.1 million in fiscal 2022 and fiscal 2021, respectively. For the periods presented, investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications and capital expenditures to support our facilities infrastructure, and cash used for our acquisition of Delve in fiscal 2021.
•Financing Activities — Cash used in financing activities was $8.4 million and $4.0 million in fiscal 2022 and fiscal 2021, respectively. The use of cash in fiscal 2022 reflected employee tax withholding payments paid by us of $12.5 million on restricted stock-based awards, which were partially offset by proceeds of $4.1 million from stock options exercised during fiscal 2022. The use of cash in fiscal 2021 reflected employee tax withholding payments paid by us of $5.5 million on restricted stock-based awards, which were partially offset by proceeds of $1.5 million from stock options exercised during fiscal 2021.
Contractual Cash Obligations
Our material cash requirements represented by contractual cash obligations are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$6,096	$10,914	$8,674	$—	$25,684
Purchase obligations	36,775	81,851	84,000	—	202,626
Total	$42,871	$92,765	$92,674	$—	$228,310

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
Revenue Recognition. Secureworks derives revenue primarily from subscription services and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service, or SaaS, security platform and (ii) managed security services. Professional services typically include incident response and security and risk consulting solutions.
Taegis is a cloud-native security software platform deployed as a subscription-based software-as-as-service, or SaaS, designed to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations for our customers. Taegis offerings currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR. The two SaaS applications are separate performance obligations. They are promises that are both capable of being distinct and distinct within the context of the contract, primarily because they function independently and can be purchased separately from one another. Customers do not have the right to take possession of the software platform. Revenue for our SaaS applications is recognized on a straight-line basis over the term of the arrangement, beginning with provision of the tenant by grant of access to the software platform. Customers also have the option to purchase an add-on managed service to supplement the XDR SaaS application, referred to as our Managed Detection and Response, (“ManagedXDR”), subscription service. The ManagedXDR service is identified as a distinct performance obligation that is separable from the SaaS application. While a customer must purchase and deploy the XDR software to gain utility from the ManagedXDR service, a customer may purchase and benefit from using the XDR SaaS application on its own. In order to conclude that the two promises are not separately identifiable, the interrelationship/interdependence would most likely have to be reciprocal between the two separate offerings. The nature of the ManagedXDR service is to stand-ready, or deliver an unspecified quantity of services each day during the contract term, based on customer-specific needs. The ManagedXDR service period is contractually tied to the related software application and, as a stand ready obligation, will be recognized on a straight-line basis over the term of the arrangement.
Subscription-based managed security service arrangements typically include security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. We use our hardware appliances in providing security services required to access our Counter Threat Platform. The arrangements that require hardware do not typically convey ownership of the appliance to the customer. Moreover, any related installation fees are non-refundable and are also incapable of being distinct within the context of the arrangement. Therefore, we have determined that these arrangements constitute a single performance obligation for which the revenue and any related costs are recognized ratably over the term of the arrangement, which reflects our performance in transferring control of the services to the customer.
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
We recognize revenue when all of the following criteria are met:
•Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) we enter into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) payment terms can be identified and collection of substantially all consideration to which we will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer’s intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.
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
Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis, or as potential triggering events are identified. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment exists. We may elect to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of goodwill at the reporting unit level, as well as indefinite-lived intangible assets at the individual asset level, are less than their respective carrying amounts. The qualitative assessment includes our consideration of relevant events and circumstances that would affect our single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the market price of our Class A common stock. We will perform a quantitative assessment of goodwill at the reporting unit level, as well as indefinite-lived intangible assets at the individual asset level, by comparing the respective carrying amounts to their fair values if any of the aforementioned qualitative factors indicate that it is more-likely-than-not to be impaired. We may choose to perform the quantitative assessment periodically even if the qualitative assessment does not require us to do so. For goodwill and our indefinite-lived intangible assets, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
We performed a Step 0 qualitative assessment of goodwill at the reporting unit level, and the indefinite-lived intangible assets at the individual asset level, during our third quarter of fiscal 2022. It was concluded that it was not more likely than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values. We determined that we have a single goodwill reporting unit, and, accordingly assessed goodwill carrying value at the reporting unit level. Subsequently, no triggering events have transpired since our annual test that would indicate a potential impairment occurred during the period through January 28, 2022.

Stock-Based Compensation. Our compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies Inc., or Dell Technologies. Under the plans, we and, prior to the IPO date, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on grant date fair value. Fair value for restricted stock awards and restricted stock units under our plan is based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying Class A common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The annual grant of restricted stock and restricted stock units issued during the fiscal year ended January 28, 2022 vest over an average service period of three years and approximately 26% of such awards are subject to performance conditions. Stock-based compensation expense, regarding service-based awards, is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense, regarding performance awards, is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. We estimate a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SecureWorks Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of SecureWorks Corp. and its subsidiaries (the “Company”) as of January 28, 2022 and January 29, 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 28, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – subscription contracts
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when all of the following criteria are met: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Subscription revenue is derived from (i) the Taegis software-as-a-service security platform and (ii) managed security services. The Company recognizes revenue over time on a ratable recognition basis using a time-elapsed output method to measure progress for all subscription-based performance obligations, over the contract term. As disclosed by management, judgment is applied in recognizing revenue based on determining all the aforementioned criteria have been met. For the year ended January 28, 2022, the Company’s subscription revenue was $408.9 million.
The principal considerations for our determination that performing procedures relating to revenue recognition for subscription contracts is a critical audit matter are (i) the significant judgment by management in assessing whether all of the criteria have been met related to revenue recognition for subscription contracts and (ii) the significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the revenue recognition criteria.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process for subscription contracts. These procedures also included, among others (i) evaluating management’s accounting policies related to the recognition of subscription revenue, (ii) testing, for a sample of contracts, management’s assessment of whether all of the criteria for revenue recognition have been met based on the contractual terms and conditions and evaluating the impact of management’s assessment on the completeness, accuracy, and occurrence of revenue recognized, and (iii) testing the completeness and accuracy of data provided by management.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 23, 2022
We have served as the Company’s auditor since 2014.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	January 28, 2022	January 29, 2021
ASSETS
Current assets:
Cash and cash equivalents	$220,655	$220,300
Accounts receivable, net	86,231	108,005
Inventories	505	560
Other current assets	26,040	17,349
Total current assets	333,431	346,214
Property and equipment, net	8,426	17,143
Goodwill	425,926	425,861
Operating lease right-of-use assets, net	17,441	22,330
Intangible assets, net	133,732	157,820
Other non-current assets	68,346	75,993
Total assets	$987,302	$1,045,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,062	$16,769
Accrued and other current liabilities	88,122	109,134
Deferred revenue	163,304	168,437
Total current liabilities	266,488	294,340
Long-term deferred revenue	12,764	9,590
Operating lease liabilities, non-current	16,869	22,461
Other non-current liabilities	43,124	51,189
Total liabilities	339,245	377,580
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,282 and 12,450 shares issued and outstanding at January 28, 2022 and January 29, 2021, respectively	143	124
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	939,404	917,344
Accumulated deficit	(269,622)	(229,831)
Accumulated other comprehensive loss	(2,672)	(660)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders’ equity	648,057	667,781
Total liabilities and stockholders’ equity	$987,302	$1,045,361

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020

Net revenue:
Subscription	$408,947	$427,937	$419,489
Professional services	126,267	133,097	133,276
Total net revenue	535,214	561,034	552,765
Cost of revenue:
Subscription	143,515	162,139	170,152
Professional services	73,611	80,028	82,644
Total cost of revenue	217,126	242,167	252,796
Gross profit	318,088	318,867	299,969
Operating expenses:
Research and development	122,494	105,008	94,964
Sales and marketing	145,134	144,934	157,674
General and administrative	102,834	101,760	99,505
Total operating expenses	370,462	351,702	352,143
Operating loss	(52,374)	(32,835)	(52,174)
Interest and other (expense)/income, net	(3,532)	1,034	850
Loss before income taxes	(55,906)	(31,801)	(51,324)
Income tax benefit	(16,115)	(9,899)	(19,658)
Net loss	$(39,791)	$(21,902)	$(31,666)

Loss per common share (basic and diluted)	$(0.48)	$(0.27)	$(0.39)
Weighted-average common shares outstanding (basic and diluted)	82,916	81,358	80,563

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Net loss	$(39,791)	$(21,902)	$(31,666)
Foreign currency translation adjustments, net of tax	(2,012)	2,430	(206)
Comprehensive loss	$(41,803)	$(19,472)	$(31,872)

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Cash flows from operating activities:
Net loss	$(39,791)	$(21,902)	(31,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,520	41,614	42,932
Amortization of right of use asset	3,846	4,482	4,867
Amortization of costs capitalized to obtain revenue contracts	19,330	21,273	19,163
Amortization of costs capitalized to fulfill revenue contracts	5,186	5,699	5,528
Stock-based compensation expense	30,446	24,414	19,548
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	3,393	(1,485)	270
Income tax benefit	(16,115)	(9,899)	(19,658)
Other non-cash impacts	—	392	1,830
Provision for credit losses	(430)	1,810	3,099
Changes in assets and liabilities:
Accounts receivable	21,221	2,557	26,789
Net transactions with Dell	(12,025)	11,788	(12,483)
Inventories	55	186	(278)
Other assets	(15,967)	(9,460)	(17,507)
Accounts payable	(1,623)	(1,527)	7,008
Deferred revenue	(3,253)	(9,759)	14,463
Operating leases, net	(5,707)	(3,284)	(492)
Accrued and other liabilities	(12,349)	3,690	15,426
Net cash provided by operating activities	16,737	60,589	78,839
Cash flows from investing activities:
Capital expenditures	(1,928)	(3,005)	(12,590)
Software development costs	(6,086)	—	—
Acquisition of business, net of cash acquired	—	(15,081)	—
Net cash used in investing activities	(8,014)	(18,086)	(12,590)
Cash flows from financing activities:
Proceeds from stock option exercises	4,134	1,469	1,327
Taxes paid on vested restricted shares	(12,502)	(5,510)	(8,453)
Purchases of stock for treasury	—	—	(6,377)
Payments on financed capital expenditures	—	—	(500)
Net cash used in financing activities	(8,368)	(4,041)	(14,003)
Net increase in cash and cash equivalents	355	38,462	52,246
Cash and cash equivalents at beginning of the period	220,300	181,838	129,592
Cash and cash equivalents at end of the period	220,655	220,300	181,838

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Financed capital expenditures	$—	$—	$724
Income taxes paid	$2,554	$1,933	$1,746
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 1, 2019	11,016	$110	70,000	$700	$884,567	$(176,263)	$(2,884)	$(13,523)	$692,707
Net loss	—	—	—	—	—	(31,666)	—	—	(31,666)
Other comprehensive income	—	—	—	—	—	—	(206)	—	(206)
Vesting of restricted stock units	957	9	—	—	(9)	—	—	—	—
Exercise of stock options	95	1	—	—	1,326	—	—	—	1,327
Grants of restricted stock awards, net	122	1	—	—	(1)	—	—	—	—
Cancellation of unvested restricted stock awards	(124)	(1)	—	—	1	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(422)	$(4)	—	$—	$(8,449)	$—	$—	$—	$(8,453)
Stock-based compensation	—	$—	—	$—	$19,548	$—	$—	$—	$19,548
Shares repurchased	(438)	$(4)	—	$—	$—	$—	$—	$(6,373)	$(6,377)
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(21,902)	—	—	(21,902)
Other comprehensive income	—	—	—	—	—	—	2,430	—	2,430
Vesting of restricted stock units	1,148	11	—	—	(11)	$—	—	—	—
Exercise of stock options	105	1	—	—	1,468	$—	—	—	1,469
Grant of restricted stock awards, net	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(464)	(5)	—	—	(5,505)	—	—	—	(5,510)
Stock-based compensation	—	—	—	—	24,414	—	—	—	24,414
Balances, January 29, 2021	12,450	$125	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(39,791)	—	—	(39,791)
Other comprehensive loss	—	—	—	—	—	—	(2,012)	—	(2,012)
Vesting of restricted stock units	1,515	15	—	—	(15)	—	—	—	—
Exercise of stock options	1,417	14	—	—	4,120	—	—	—	4,134
Grant of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(1,585)	(16)	—	—	(12,486)	—	—	—	(12,502)
Stock-based compensation	—	—	—	—	30,446	—	—	—	30,446
Balance, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “Secureworks” or the “Company”) is a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting the Company’s customers by outpacing and outmaneuvering adversaries.
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, “Dell”) all shares of the Company’s outstanding Class B common stock, which as of January 28, 2022 represented approximately 83.1% of the Company’s total outstanding shares of common stock and approximately 98.0% of the combined voting power of both classes of the Company’s outstanding common stock.
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
Basis of Presentation and Consolidation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company’s financial statements and notes. The inputs into certain of the Company’s assumptions and estimations considered the economic implications of the coronavirus 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. The consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, as fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Fiscal 2022, fiscal 2021 and fiscal 2020 each consisted of 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets, and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment as a result of the COVID-19 pandemic. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and determined there was not a material impact to the Company’s consolidated financial statements as of and for the fiscal year ended January 28, 2022. As the COVID-19 pandemic continues to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As the pandemic continues to evolve, the Company’s estimates may change materially in future periods.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents. As of January 28, 2022 and January 29, 2021, cash and cash equivalents are comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market funds are valued using quoted market prices and are included as Level 1 inputs. As of January 28, 2022 and January 29, 2021, the Company had $115.8 million and $85.8 million, respectively, invested in money market funds.
Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. Accounts receivable are charged against the allowance for credit losses when deemed uncollectible. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of January 28, 2022 and January 29, 2021, the allowance for credit losses was $3.5 million and $4.8 million, respectively.
Unbilled accounts receivable included in accounts receivable, totaling $7.4 million and $8.9 million as of January 28, 2022 and January 29, 2021, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming fiscal year.
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
Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, depreciation expense was $10.3 million, $12.9 million and $14.7 million, respectively. Gains or losses related to retirement or disposition of fixed assets are recognized in the period incurred.
Leases. The Company determines if any arrangement is, or contains, a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Secureworks is the lessee in a lease contract when the Company obtains the right to control the asset. Operating leases are included in the line items operating lease right-of-use assets, net; accrued and other current liabilities; and operating lease liabilities, non-current in the Consolidated Statements of Financial Position. Leases with a lease term of 12 months or less at inception are not recorded in the Consolidated Statements of Financial Position and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company’s leases do not provide an implicit interest rate, Secureworks uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When the Company’s contracts contain lease and non-lease components, the Company accounts for both components as a single lease component. See “Note 9—Leases” for further discussion.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets Including Goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are reviewed for impairment on a quarterly basis, or as potential triggering events are identified. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment exists. The Company may elect to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) that the fair value of the Company’s goodwill at the single reporting unit, as well as indefinite-lived assets at the individual asset level are less than their respective carrying amounts. The qualitative assessment includes the Company’s consideration of relevant events and circumstances that would affect the Company’s single reporting unit and indefinite-lived assets, including macroeconomic, industry, and market conditions, the Company’s overall financial performance, and trends in the market price of the Company’s Class A common stock. The Company will perform a quantitative impairment assessment of goodwill at the reporting unit level, as well as indefinite-lived assets at the individual asset level by comparing the respective carrying amounts to their fair values if any of the aforementioned qualitative factors indicate that it is more likely than not to be impaired. The Company may choose to perform the quantitative assessment periodically even if the qualitative assessment does not require the Company to do so. For the Company’s goodwill and indefinite-lived intangible assets, if the carrying amount determined through the quantitative analysis exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
The Company performed a Step 0 qualitative assessment of goodwill at the reporting unit level, and the indefinite-lived intangible assets at the individual asset level, during its third quarter of fiscal 2022. It was concluded that it was not more likely than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values. The Company has determined that it has a single goodwill reporting unit, and, accordingly, assessed the goodwill carrying value at the reporting unit level. Subsequently, no events occurred through January 28, 2022 year-end that would indicate an impairment exists.
Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The allocation of the purchase price in a business combination requires significant estimates to be made in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates and the profit margin a market participant would receive. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations. For more information, see Note 3 —“Business Combinations.”
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
The Company’s customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company’s sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be six years) in sales and marketing expenses. These assets are classified as non-current and included in other non-current assets in the Consolidated Statements of Financial Position. As of January 28, 2022 and January 29, 2021, the amount of deferred commissions included in other non-current assets was $54.0 million and $57.9 million, respectively.
Additionally, the Company incurs certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. The Company makes judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalizes direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updates the information quarterly for items such as the estimated amount of time required to perform such activity. The Company recognizes deferred fulfillment costs on a straight-line basis that is consistent with the transfer to the customer of the related goods and services (estimated to be four years) in cost of revenue. As of January 28, 2022 and January 29, 2021, the amount of deferred fulfillment costs included in other non-current assets was $7.6 million and $11.0 million, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Foreign Currency Translation. During the periods presented, Secureworks primarily operated in the United States. For the majority of the Company’s international subsidiaries, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current exchange rates in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Consolidated Statements of Operations within interest and other, net. These transaction (losses) gains totaled $(3.4) million, $1.5 million and $(0.3) million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Revenue Recognition. Secureworks derives revenue primarily from subscription services and professional services. Subscription revenue is derived from (i) the Taegis software-as-a-service (“SaaS”) security platform and (ii) managed security services. Professional services typically include incident response and security and risk consulting solutions.
As indicated above, the Company has one primary business activity, which is to provide customers with technology-driven information security solutions. The Company’s chief operating decision maker, who is the Chief Executive Officer, makes operating decisions, assesses performance, and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, the Company is considered to be in a single reportable segment and operating unit structure.
Beginning in fiscal 2021, the Company began transitioning its subscription business to its Taegis subscription solutions from non-strategic other managed security subscription services. As part of the Company’s ongoing transition, early in the fourth quarter of fiscal 2022, it informed customers that many of its other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to its Taegis platform. Renewals associated with many of the Company’s existing other managed security subscription services are not expected to extend beyond the end of fiscal 2023.
The following table presents revenue by service type (in thousands):

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Net revenue:
Taegis Subscription Solutions	$85,599	$32,149	$2,221
Managed Security Services	323,348	395,788	417,268
Total Subscription revenue	408,947	427,937	419,489
Professional Services	126,267	133,097	133,276
Total net revenue	$535,214	$561,034	$552,765
Taegis Subscription Solutions revenue for the fiscal years ended January 29, 2021 and January 31, 2020 has been presented for consistency with current period presentation.
Taegis is a cloud-native security software platform deployed as a subscription-based software-as-as-service (“SaaS”), and designed to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations for customers. Taegis offerings currently include two applications, Extended Detection and Response (“XDR”), and Vulnerability Detection and Response (“VDR”). The two SaaS applications are separate performance obligations. They are promises that are both capable of being distinct and distinct within the context of the contract, primarily because they function independently and can be purchased separately from one another. Customers do not have the right to take possession of the software platform. Revenue for the SaaS applications is recognized on a straight-line basis over the term of the arrangement, beginning with provision of the tenant by grant of access to the software platform. Customers also have the option to purchase an add-on managed service to supplement the XDR SaaS application, referred to as the Managed Detection and Response (“ManagedXDR”) subscription service. The ManagedXDR service is identified as a distinct performance obligation that is separable from the SaaS application. While a customer must purchase and deploy the XDR software to gain any utility from the ManagedXDR service, a customer can purchase and benefit from using the XDR SaaS application on its own. In order to conclude that the two promises are not separately identifiable, the interrelationship/interdependence would most likely have to be reciprocal between the two separate offerings. The nature of the ManagedXDR service is to stand ready or deliver an unspecified quantity of services each day during the contract term, based on customer-specific needs. The ManagedXDR service period is contractually tied to the related software application, and as a stand-ready obligation will be recognized on a straight-line basis over the term of the arrangement.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
The Company recognizes revenue when all of the following criteria are met:
•Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) payment terms can be identified and collection of substantially all consideration to which the Company will be entitled in exchange for goods or services that will be transferred is deemed probable based on the customer’s intent and ability to pay. Contracts entered into for professional services and subscription-based solutions near or at the same time are generally not combined as a single contract for accounting purposes, since neither the pricing nor the services are interrelated.
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
•Determination of the transaction price—The total transaction price is primarily fixed in nature as the consideration is tied to the specific services purchased by the customer, which constitutes a series for delivery of the solutions over the duration of the contract for the Company’s subscription services. For professional services contracts, variable consideration exists in the form of rescheduling penalties and expense reimbursements; no estimation is required at contract inception, since variable consideration is allocated to the applicable period.
•Allocation of the transaction price to the performance obligations in the contract—The Company allocates the transaction price to each performance obligation based on the performance obligation’s standalone selling price. Standalone selling price is determined by considering all information available to the Company, such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, the Company satisfies performance obligation—The Company recognizes revenue over time on a ratable recognition basis using a time-elapsed output method to measure progress for all subscription-based performance obligations, including managed security services and SaaS applications, over the contract term. For any upgraded installation services which the Company has determined represent a performance obligation separate from its subscription-based arrangements, revenue is recognized over time using hours elapsed over the service term as an appropriate method to measure progress. For the performance obligation pertaining to professional services arrangements, the Company recognizes revenue over time using an input method based on time (hours or days) incurred to measure progress over the contract term.

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
The Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its solutions, not to receive financing from customers or to provide customers with financing. Examples of such terms include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.
Cost of Revenue. Cost of revenue consists primarily of compensation and related expenses, including salaries, benefits and performance-based compensation for employees who maintain the Counter Threat Platform and provide support services to customers, as well as perform other critical functions. Other expenses include depreciation of equipment and costs associated with maintenance agreements for hardware provided to customers as part of their subscription-based solutions. In addition, cost of revenue includes amortization of technology licensing fees and external software development costs capitalized, fees paid to contractors who supplement or support solutions offerings, maintenance fees and overhead allocations.
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
Sales and Marketing. Sales and marketing expense consists of compensation and related expenses that include salaries, benefits, and performance-based compensation (including sales commissions and related expenses for sales and marketing personnel), marketing and advertising programs, such as lead generation, customer advocacy events, other brand-building expenses and allocated overhead. Advertising costs are expensed as incurred and were $25.2 million, $19.2 million and $13.3 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
General, and Administrative. General and administrative expense primarily includes the costs of human resources and recruiting, finance and accounting, legal support, management information systems and information security systems, facilities management and other administrative functions, offset by allocations of information technology and facilities costs to other functions.
Software Development Costs. Qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. In order to expedite delivery of the Company’s security solutions, the application stage typically commences before the preliminary development stage is completed. Accordingly, no significant internal-use software development costs have been capitalized during any period presented.
The Company capitalizes development costs associated with software and applications to be sold, leased or otherwise marketed after technological feasibility of the software or application is established. Under the Company’s current practice of developing new software, the technological feasibility of the underlying software or application is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Software development costs associated with software and applications to be sold, leased or otherwise marketed that have been capitalized to date total approximately $6.1 million for the fiscal year ended January 28, 2022.
Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company accounts for the tax impact of including Global Intangible Low Tax Income (“GILTI”) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines all or part of the net deferred tax assets are not realizable in the future, it will make an adjustment to the valuation allowance that would be charged to earnings in the period in which such determination is made.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
Stock-Based Compensation. The Company’s compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies. Under the plans, the Company, and prior to the IPO, Dell Technologies, have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on grant date fair value. Fair value for restricted stock awards and restricted stock units under the Company’s plan is based on the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant the Company must determine the fair value of the underlying Class A common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The Company’s annual grant of restricted stock and restricted stock units issued during the fiscal year ended January 28, 2022 vest over an average service period of three years and approximately 26% of such awards are subject to performance conditions. Stock-based compensation expense with respect to service-based awards is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense with respect to performance awards is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Recently Adopted Accounting Pronouncements
Debt - The Company has adopted Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for the Company beginning on March 12, 2020 and the Company will apply the amendments prospectively through February 3, 2023. There was no impact to the Company’s consolidated financial statements as a result of adoption of this standard update.
Income Taxes - The Company has adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” effective February 1, 2021. ASU No. 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. The adoption of the standard had no material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
Business Combinations - On October 28, 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The guidance requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The Company will adopt the standard during fiscal 2023 and its consolidated financial statements will be impacted on a prospective basis.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 3 — BUSINESS COMBINATIONS
The following disclosure information relates to business combination activity that occurred during the comparative periods presented in the Company’s financial statements. There were no business combination transactions entered into by the Company during the fiscal year ended January 28, 2022.
On September 21, 2020, the Company acquired all of the outstanding shares (representing 100% of the voting interest) of Delve Laboratories Inc. (“Delve”) for approximately $15.4 million. Delve provides comprehensive vulnerability assessment solutions through its automated vulnerability platform. Delve’s software-as-a-service solution is powered by artificial intelligence and machine-learning to provide customers with more accurate and actionable data about the highest risk vulnerabilities across their network, endpoints and cloud. Secureworks is integrating the vulnerability discovery and prioritization technology into new offerings within its cloud-based portfolio, including its Taegis software platform and XDR application, expanding visibility and insights for users. The financial results of Delve have been included in the Company’s consolidated financial statements prospectively from the date of acquisition within the Company’s single reporting unit. The goodwill recognized as described below in connection with the transaction is primarily attributable to the anticipated synergies from future growth of the product and the Company’s Taegis software platform. The acquisition was treated as an asset transaction for tax purposes and $9.1 million of goodwill acquired is expected to be deductible for tax purposes. Transaction costs were approximately $0.6 million and were expensed as incurred by the Company. The acquired business did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
The following table summarizes the allocation of the aggregate purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands), which was completed as of January 29, 2021:

Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash	$343
Accounts and notes receivable	101
Other current assets	608
Intangibles	6,200
Total identifiable assets	7,252
Goodwill	9,108
16,360
Liabilities assumed:
Accounts Payable	28
Accrued and other liabilities	688
Non-current liabilities	220
Total Liabilities Assumed	936
Purchase consideration	$15,424
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Numerator:
Net loss	$(39,791)	$(21,902)	$(31,666)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	82,916	81,358	80,563
Loss per common share:
Basic and Diluted	$(0.48)	$(0.27)	$(0.39)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,020	6,347	5,826
NOTE 5 — CONTRACT BALANCES AND CONTRACT COSTS
Promises to provide the Company’s subscription-based solutions related to managed security services are accounted for as a single performance obligation and SaaS applications are accounted for as separate performance obligations, with an average contract term of approximately two years as of January 28, 2022. Performance obligations related to the Company’s security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the fiscal year ended January 28, 2022, on average, 59% of the Company’s recurring revenue was billed annually in advance and approximately 41% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company’s deferred revenue during the fiscal years ended January 28, 2022 and January 29, 2021 are as follows (in thousands):

	As of January 29, 2021	Upfront payments received and billings during the fiscal year ended January 28, 2022	Revenue recognized during the fiscal year ended January 28, 2022	As of January 28, 2022
Deferred revenue	$178,027	$265,977	$(267,936)	$176,068

	As of January 31, 2020	Upfront payments received and billings during the fiscal year ended January 29, 2021	Revenue recognized during the fiscal year ended January 29, 2021	As of January 29, 2021
Deferred revenue	$188,537	$250,257	$(260,767)	$178,027

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
The Company expects that the amount of backlog relative to the total value of its contracts will change from year to year due to several factors, including the amount invoiced at the beginning of the contract term, the timing and duration of the Company’s customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, fluctuations in backlog are not always a reliable indicator of future revenues.
As of January 28, 2022, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$269,469	$143,688	$86,817	$37,053	$1,911
Performance obligation - backlog	7,869	2,543	2,543	2,537	246
Total	$277,338	$146,231	$89,360	$39,590	$2,157
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the fiscal years ended January 28, 2022 and January 29, 2021 are as follows (in thousands):

	As of January 29, 2021	Amount capitalized	Amount expensed	As of January 28, 2022
Deferred commissions	$57,888	$15,420	$(19,330)	$53,978
Deferred fulfillment costs	11,009	1,774	(5,186)	7,597

	As of January 31, 2020	Amount capitalized	Amount expensed	As of January 29, 2021
Deferred commissions	$62,785	$16,376	$(21,273)	$57,888
Deferred fulfillment costs	11,366	5,342	(5,699)	$11,009
As referenced in “Note 2 — Significant Accounting Policies,” deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which has a current estimated life of the six years, while deferred fulfillment costs are recognized over the device service life estimated at four years. During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs, nor did it identify any material change to the expense recognition pattern during the fiscal year ended January 28, 2022.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill increased $0.1 million due to foreign currency translation for the fiscal year ended January 28, 2022, as compared to the fiscal year ended January 29, 2021. Accordingly, goodwill totaled $425.9 million as of January 28, 2022 and $425.9 million as of January 29, 2021.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2022 by performing a “Step 0” qualitative assessment of goodwill at the reporting unit level, as well as the Company’s indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company’s consideration of the relevant events and circumstances that would affect the Company’s single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, the Company’s overall financial performance, and trends in the market price of the Company’s Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values as of the annual impairment date. Further, no triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment during the fiscal year ended January 28, 2022.
Intangible Assets
The Company's intangible assets at January 28, 2022 and January 29, 2021 were as follows:

	January 28, 2022			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(119,435)	$70,083	$189,518	$(105,341)	$84,177
Acquired Technology	141,784	(113,937)	27,847	141,784	(99,262)	42,522
Developed Technology	8,123	(2,439)	5,684	2,037	(1,035)	1,002
Finite-lived intangible assets	339,425	(235,811)	103,614	333,339	(205,638)	127,701
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$369,543	$(235,811)	$133,732	$363,457	$(205,638)	$157,820
Amortization expense related to finite-lived intangible assets was approximately $30.2 million, $28.7 million and $28.2 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. Amortization expense is included within cost of revenue and general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the past three fiscal years
Estimated future pre-tax amortization expense of finite-lived intangible assets as of January 28, 2022 over the next five years and thereafter is as follow (in thousands):

Fiscal Years Ending	January 28, 2022
2023	$30,747
2024	26,636
2025	16,437
2026	15,413
2027	14,381
Thereafter	—
Total	$103,614

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 7 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior, unsecured revolving credit facility. This facility was initially available for a one-year term beginning on April 21, 2016 and was extended on the same terms for additional one-year terms. During the first quarter of fiscal 2023, the facility was amended and restated. See “Note 15 - Subsequent Events.”
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of January 28, 2022 or January 29, 2021.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Purchase Obligations —The Company had various purchase obligations at January 28, 2022 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. As of January 28, 2022, the purchase obligations (in thousands) are as follows:

	Payments Due For
	Purchase
Fiscal Years Ending	Obligations	Total
2023	$36,775	$36,775
2024	44,611	44,611
2025	37,240	37,240
2026	40,000	40,000
2027	44,000	44,000
2028 and beyond	—	—
Total	$202,626	$202,626
Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of January 28, 2022, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
Customer-based Taxation Contingencies—Various government entities (“taxing authorities”) require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company’s application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency.
As of January 28, 2022, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services. As of fiscal 2022, the Company recorded an estimated liability in the amount of $8.0 million related to such matters, of which $1.6 million is no longer subject to appeal and $6.4 million remains in appeal. The Company will continue to appeal these rulings, but should the Company not prevail, there could be obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, it does not cover a material portion of the current estimated liability.
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
Concentrations — The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, the Company had no customer that represented 10% or more of its net revenue during any such fiscal year.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 9 — LEASES
The Company recorded operating lease cost for facilities of approximately $5.4 million and $6.1 million for the fiscal years ended January 28, 2022 and January 29, 2021, respectively. For the fiscal years ended January 28, 2022 and January 29, 2021, operating lease cost included expenses in connection with variable lease costs of $0.3 million and $0.7 million, respectively, which primarily consisted of utilities and common area charges.
For the fiscal years ended January 28, 2022 and January 29, 2021, the Company recorded operating lease costs of equipment leases of approximately $0.3 million and $1.6 million, respectively. For the fiscal years ended January 28, 2022 and January 29, 2021, equipment leases included short-term lease costs of $0.3 million and $1.3 million, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $6.9 million and $5.2 million during the fiscal years ended January 28, 2022 and January 29, 2021, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

January 28, 2022
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	5.36%
The following table summarizes the maturity of the Company’s operating lease liabilities as of January 28, 2022 (in thousands):

Fiscal Years Ending	January 28, 2022
2023	$6,096
2024	5,755
2025	5,159
2026	4,562
2027	4,112
Thereafter	—
Total operating lease payments	$25,684
Less imputed interest	2,856
Total operating lease liabilities	$22,828
The Company’s leases have remaining lease terms of 4 months to 5 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
NOTE 10 — STOCKHOLDERS’ EQUITY
On September 26, 2018, the Company’s board of directors authorized a stock repurchase program, under which the Company was authorized to repurchase up to $15 million of the Company’s Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company’s Class A common stock through May 1, 2020, on which date the program terminated. No shares of Class A common stock were repurchased during the fiscal years ended January 29, 2021 and January 28, 2022.
NOTE 11 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN
In connection with the IPO, the Company’s board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan became effective on April 18, 2016, and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 17,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. The Company utilizes both authorized and unissued shares to satisfy all

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
shares issued under the 2016 Plan. During fiscal 2022, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 5,000,000 shares. As of January 28, 2022, there were approximately 5,091,131 shares of Class A common stock available for future grants under the 2016 Plan.
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
During the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, no stock options were granted to employees or directors. The Company recognized $0.2 million, $1.4 million and $2.7 million in compensation expense for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively, for previously granted options.
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
The following table summarizes stock option activity and options outstanding and exercisable for the fiscal years ended, and as of, January 28, 2022, January 29, 2021 and January 31, 2020.

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value[1]
					(in thousands)
Balance, February 1, 2019	2,487,762	$14.00
Granted	—	—
Exercised	(94,826)	14.00
Canceled, expired or forfeited	(144,939)	14.00
Balance, January 31, 2020	2,247,997	$14.00
Granted	—	—
Exercised	(104,921)	14.00
Canceled, expired or forfeited	(367,511)	14.00
Balance, January 29, 2021	1,775,565	$14.00
Granted	—	—
Exercised	(1,417,105)	14.00
Canceled, expired or forfeited	(196,535)	14.00
Balance, January 28, 2022	161,925	$14.00	4.3	$6.17	$12.0

Options vested and expected to vest, January 28, 2022	161,925	$14.00	4.3	$6.17	$12.0

Options exercisable, January 28, 2022	161,925	$14.00	4.3	$6.17	$12.0
(1)    The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company’s closing share price of $14.07 as reported on the Nasdaq Global Select Market on January 28, 2022, that would have been received by the option holders had all in-the-money options been exercised as of that date.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The total fair value of options vested was $1.1 million, $2.6 million and $3.6 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. At January 28, 2022, there was no remaining unrecognized stock-based compensation expense related to stock options as all stock options outstanding are exercisable.
In connection with the acquisition of Dell by Dell Technologies in 2013, the Company’s compensation programs included grants under the Dell Technologies Inc. 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, time-based and performance-based options to purchase shares of the Series C common stock of Dell Technologies were awarded to two of the Company’s executive officers. Upon the closing of the Company’s IPO, all unvested time-based awards were forfeited and 32,000 vested time-based stock options remained outstanding and 400,001 performance-based options remained unvested and outstanding subject to award terms. During the fiscal year ended January 31, 2020, 90,000 options were exercised with a pre-tax intrinsic value of $3.8 million. Cash proceeds received by Dell Technologies from the exercise of these stock options were $1.3 million and the tax benefit realized was $0.9 million for the fiscal year ended January 31, 2020. During the fiscal year ended January 29, 2021, 332,001 options were exercised with a pre-tax intrinsic value of $16.1 million. Cash proceeds received by Dell Technologies from the exercise of these stock options were $4.6 million and the tax benefit realized was $3.9 million for the fiscal year ended January 29, 2021. During the fiscal year ended January 28, 2022, 10,000 options were exercised with a pre-tax intrinsic value of $1.0 million. Cash proceeds received by Dell Technologies from the exercise of these stock options were $0.1 million and the tax benefit realized was $0.2 million for the fiscal year ended January 28, 2022. As of January 28, 2022, there were no stock options outstanding. All previously outstanding stock options vested in fiscal 2019, the Company recognized no related compensation expense for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020.
Restricted Stock and Restricted Stock Units
Under the 2016 Plan, a restricted stock award (“RSA”) is an award of shares of Class A common stock that may be subject to restrictions on transferability and other restrictions as the compensation committee determines in its sole discretion on the date of grant. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise as the Company’s compensation committee may determine. Unless otherwise provided in an award agreement, a grantee who receives restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends or distributions on the shares of Class A common stock, except that the compensation committee may require any dividends to be withheld and accumulated contingent on vesting of the underlying shares or reinvested in shares of restricted stock.
Under the 2016 Plan, a restricted stock unit (“RSU”) represents the grantee’s right to receive a compensation amount, based on the value of the shares of Class A common stock, if vesting criteria or other terms and conditions established by the compensation committee are met. If the vesting criteria or other terms and conditions are met, the Company may settle, subject to the terms and conditions of the applicable award agreement, restricted stock units in cash, shares of Class A common stock or a combination of the two. All award agreements currently outstanding require settlement in shares of Class A common stock.
In connection with the IPO, the Company granted RSAs and RSUs to employees and directors. The fair value of the RSAs and RSUs was $14.00 per share and all vested over an average service period of four years. During the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 the Company issued additional restricted stock awards and restricted stock units to employees at weighted-average fair values per share of $19.81, $11.60 and $16.93, respectively. The Company’s annual grants of RSAs and RSUs issued during the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 vest ratably over three years. Approximately 26%, 15%, and 50% of such awards were subject to performance conditions for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. Of the 4.7 million RSAs and RSUs outstanding on January 28, 2022, approximately 1 million were performance-based awards and 3.7 million were service-based awards. For the fiscal year ended January 28, 2022, approximately 186,963 shares were forfeited for the performance-based awards that were tied to results for that fiscal year.
The Company recognized compensation expense related to RSAs and RSUs of $31.5 million, $23.0 million and $16.8 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. As of January 28, 2022, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $39.5 million, which is expected to be recognized over the weighted-average remaining requisite period of 2.0 years.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes activity for restricted stock and restricted stock units for the fiscal years ended, and as of, January 28, 2022, January 29, 2021 and January 31, 2020.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value[1]
				(in thousands)
Balance, February 1, 2019	3,346,478	$10.84
Granted	2,087,872	16.93
Vested	(1,282,743)	11.10
Forfeited	(1,088,990)	12.44
Balance, January 31, 2020	3,062,617	$14.32
Granted	3,334,932	11.60
Vested	(1,441,689)	13.51
Forfeited	(442,767)	13.11
Balance, January 29, 2021	4,513,093	$12.68
Granted	3,119,246	19.81
Vested	(1,894,276)	12.71
Forfeited	(1,039,567)	16.69
Balance, January 28, 2022	4,698,496	$16.52	1.0	$66,108

Restricted stock and restricted stock units expected to vest, January 28, 2022	3,985,251	$16.65	1.0	$56,072
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company’s closing share price of $14.07 as reported on the Nasdaq Global Select Market on January 28, 2022, that would have been received by the restricted stock and restricted stock unit holders had all restricted stock and restricted stock units been issued as of that date.
As of January 28, 2022, restricted stock and restricted stock units representing approximately 4.7 million shares of Class A common stock were outstanding, with an aggregate intrinsic value of $66.1 million based on the Company’s closing stock price as reported on the Nasdaq Global Select Market on January 28, 2022. The total fair value of Secureworks’ restricted stock and restricted stock units that vested during the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 was $24.1 million, $19.5 million and $14.2 million, respectively, and the pre-tax intrinsic value was $29.2 million, $17.6 million and $25.3 million respectively.
Stock-based Compensation Expense
The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020.

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in thousands)
Cost of revenue:
Subscription	$218	$666	$766
Professional services	905	680	440
Total cost of revenue	$1,123	$1,346	$1,206
Research and development	7,220	4,410	4,280
Sales and marketing	4,065	3,676	1,694
General and administrative	18,038	14,982	12,368
Total stock-based compensation expense	$30,446	$24,414	$19,548
The tax benefit related to stock-based compensation expense was $4.2 million, $4.1 million and $4.6 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Long-term Incentive Cash Awards
In March 2017, the Company began granting long-term cash awards to certain employees. Generally, employees who receive the cash awards did not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to the fiscal year ended January 29, 2021 are subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the fiscal year ended January 28, 2022 are not subject to any performance conditions and vest in equal installments over a three-year period. For the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, the Company granted awards of approximately $9.1 million, $8.7 million and $7.2 million, respectively, and recognized $6.4 million, $7.0 million and $8.1 million of related compensation expense, respectively.
Employee Benefit Plan
Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Historically, and through May 31, 2020, the Company matched 100% of each participant’s voluntary contributions (“401(k) employer match”), subject to a maximum contribution of 6% of the participant’s compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the 401(k) Plan. Effective June 1, 2020, the Company suspended the 401(k) employer match as a precautionary measure to preserve financial flexibility in light of COVID-19. Effective January 1, 2021, the 401(k) employer match was reinstated, with no changes to the employer match policy or participant eligibility requirements. For the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, total expense under this plan was $10.1 million, $6.7 million and $10.8 million, respectively. The Company’s expense increased during the fiscal year ended January 28, 2022 due to the reinstatement of the 401(k) employer match contribution in January 2021.
NOTE 12 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 were as follows:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020

Loss before income taxes	$(55,906)	$(31,801)	$(51,324)
Income tax benefit	$(16,115)	$(9,899)	$(19,658)
Effective tax rate	28.8%	31.1%	38.3%

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
The change in the Company’s effective income tax rate for the fiscal years ended January 28, 2022 and January 29, 2021 was primarily attributable to the impact of certain nondeductible items related to the vesting of stock-based compensation units, and the recognition of additional benefits relating to the research and development credits. The change in the Company’s effective income tax rate for the fiscal years ended January 29, 2021 and January 31, 2020 was primarily attributable to the improvement in loss before income taxes, the impact of certain nondeductible items related to the vesting of stock-based compensation, and the recognition of additional benefits from the utilization of state net operating losses.
Throughout the fiscal year ended January 28, 2022, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary and final regulatory guidance clarifying certain provisions of the Tax Cuts and Jobs Act of 2017, and the Company anticipates additional regulatory guidance and technical clarifications to be issued. When additional guidance and technical clarifications are issued, the Company will recognize the related tax impact in the quarter in which such guidance is issued. The GILTI provisions of the Act signed into law on December 22, 2017 require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI as a current period cost included in the year incurred.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company’s benefit from income taxes to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020

U.S. federal statutory rate	21.0%	21.0%	21.0%
Impact of foreign operations	(1.8)	(2.3)%	0.5
State income taxes, net of federal tax benefit	4.3	8.9	3.2
Research and development credits	8.8	7.2	6.5
Nondeductible/nontaxable items	0.3	(3.0)	(0.6)
U.S. Tax Reform	—	—	2.3
Stock-based compensation	(3.8)	(0.7)	5.4
Total	28.8%	31.1%	38.3%

The benefit for income taxes consists of the following:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in thousands)
Current:
Federal	$(10,076)	$1,543	$(8,135)
State/Local	(2,603)	(3,755)	(895)
Foreign	2,364	1,906	1,918
Current	(10,315)	(306)	(7,112)
Deferred:
Federal	(4,869)	(9,345)	(10,367)
State/Local	(328)	137	(931)
Foreign	(603)	(385)	(1,248)
Deferred	(5,800)	(9,593)	(12,546)
Income tax benefit	$(16,115)	$(9,899)	$(19,658)

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in thousands)
Domestic	$(59,541)	$(35,064)	$(55,800)
Foreign	3,635	3,263	4,476
Loss before income taxes	$(55,906)	$(31,801)	$(51,324)

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The components of the Company’s net deferred tax balances are as follows:

	January 28, 2022	January 29, 2021
	(in thousands)
Deferred tax assets:
Deferred revenue	$2,373	$1,925
Provision for credit losses	689	856
Credit carryforwards	4,601	3,278
Loss carryforwards	5,632	5,459
Stock-based and deferred compensation	5,084	8,163
Lease right-of-use asset	4,406	5,357
CARES Act payroll deferral	518	1,617
Other	3,448	3,464
Deferred tax assets	26,751	30,119
Valuation allowance	(5,533)	(5,285)
Deferred tax assets, net of valuation allowance	21,218	24,834
Deferred tax liabilities:
Property and equipment	(823)	(1,519)
Purchased intangible assets	(32,082)	(38,318)
Operating and compensation related accruals	(13,201)	(14,572)
Lease liability	(3,220)	(3,862)
Other	(1,480)	(1,727)
Deferred tax liabilities	(50,806)	(59,998)
Net deferred tax liabilities	$(29,588)	$(35,164)

Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.
As of January 28, 2022 and January 29, 2021, the Company had $5.5 million and $5.3 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. The change in the valuation allowance is $0.2 million and $0.7 million for the fiscal years ended January 28, 2022 and January 29, 2021, respectively. These net operating loss carryforwards began expiring in the fiscal year ended January 28, 2022. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of January 28, 2022 and January 29, 2021. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended January 28, 2022 would have been $55.9 million, $4.8 million and $51.1 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets, as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
As of January 28, 2022, the Company has cumulative undistributed foreign earnings that would incur some amount of local withholding and state taxes if the earnings are distributed to SecureWorks Corp., which is domiciled in the United States. The Tax Cuts and Jobs Act of 2017 fundamentally changes the U.S. approach to taxation of foreign earnings. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and has determined that it may repatriate certain unremitted foreign earnings that were previously deemed indefinitely reinvested. As of January 28, 2022 and January 29, 2021, the Company has recorded withholding taxes of $0.2 million and $0.6 million, respectively, related to certain unremitted foreign earnings that may be repatriated.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in thousands)
Beginning unrecognized tax benefits	$6,148	$6,134	$7,285
Increases related to tax positions of the current year	107	21	27
Increases related to tax position of prior years	256	—	13
Reductions for tax positions of prior years	(2)	(7)	(1,191)
Ending unrecognized tax benefits	$6,509	$6,148	$6,134

The Company’s net unrecognized tax benefits of $4.2 million, $3.8 million and $6.6 million include amounts reflected in the table above, plus accrued interest and penalties of $0.3 million, $0.2 million and $0.5 million as of January 28, 2022, January 29, 2021 and January 31, 2020, respectively, and a tax benefit associated with other indirect jurisdictional effects of uncertain tax positions of $2.6 million as of January 28, 2022 and January 29, 2021 are included in other non-current liabilities in the Consolidated Statements of Financial Position. The net unrecognized tax benefits, if recognized, would increase the Company’s income tax benefit and effective income tax benefit rate. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $0.1 million, $(0.3) million and $0.2 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
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
The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred. The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail. In the normal course of business, the Company’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company’s accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved. As of January 28, 2022, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. See “Note 8 — Commitments and Contingencies, Customer-based Taxation Contingencies” for more information about loss contingencies.
The Company is no longer subject to tax examinations for years prior to fiscal 2015.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 13 — SELECTED FINANCIAL INFORMATION
The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of January 28, 2022 and January 29, 2021.

	Consolidated
	January 28, 2022	January 29, 2021
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$89,742	$112,835
Allowance for credit losses	(3,511)	(4,830)
Total	$86,231	$108,005
Other current assets:
Income tax receivable	11,639	—
Prepaid maintenance and support agreements	8,547	7,898
Prepaid other	5,854	9,451
Total	$26,040	$17,349
Property and equipment, net
Computer equipment	$32,250	$53,321
Leasehold improvements	23,841	25,449
Other equipment	2,816	2,957
Total property and equipment	58,907	81,727
Accumulated depreciation and amortization	$(50,481)	$(64,584)
Total	$8,426	$17,143
Other noncurrent assets
Prepaid maintenance agreements	2,461	3,391
Deferred tax asset	2,571	2,168
Deferred commission and fulfillment costs	61,575	68,897
Other	1,739	1,537
Total	$68,346	$75,993
Accrued and other current liabilities
Compensation	$60,203	$63,181
Related party payable, net	3,088	13,807
Other	24,831	32,146
Total	$88,122	$109,134
Other non-current liabilities
Deferred tax liabilities	$32,157	$37,403
Other	10,967	13,786
Total	$43,124	$51,189
The allocation between domestic and foreign net revenue is based on the location of the Company’s customers. Net revenue from any single foreign country did not constitute 10% or more of the Company’s net revenue during any of the periods presented. As of January 28, 2022 and January 29, 2021, net property and equipment in Romania represented 14% and 18%, respectively, of the Company’s consolidated net property and equipment.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The following tables present net revenue and property, plant and equipment allocated between the United States and international locations. The Company defines international revenue as revenue contracted through non-U.S. entities.

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Net revenue
United States	$359,707	$392,515	$412,511
International	175,507	168,519	140,254
Total	$535,214	$561,034	$552,765

	January 28, 2022	January 29, 2021
Property and equipment, net
United States	$6,767	$13,476
International	1,659	3,667
Total	$8,426	$17,143
NOTE 14 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $3.8 million, $4.0 million and $9.1 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage (“EMC”), totaled $0.7 million, $0.8 million and $3.1 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc. (“VMware”), a company that provides cloud and virtualization software and services. The Company’s purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $1.6 million, $2.8 million and $3.4 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, will continue to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.5 million and $0.4 million for the fiscal years ended January 28, 2022 and January 29, 2021. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $6.2 million, $5.5 million, and $2.2 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.
The Company recognized $31 thousand, $0 and $0.1 million in revenue related to security solutions provided to other former subsidiaries of Dell Technologies, consisting of RSA Security LLC, Pivotal Software, Inc. and Boomi, Inc, during the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. Purchases by the Company from these other subsidiaries totaled $0.1 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020. Dell Technologies completed its sale of Boomi, Inc. during the fiscal year ended January 28, 2022.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $0.2 million, $0.2 million and $0.4 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $61.7 million, $59.1 million and $57.8 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. In addition, as of January 28, 2022, the Company had approximately $0.6 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. Beginning in the third quarter of the fiscal year ended January 29, 2016, in connection with the effective date of the Company’s commercial agreements with Dell, the Company began charging Dell for these services in lieu of the prior cost recovery arrangement. Such revenues totaled approximately $11.7 million, $18.6 million and $27.2 million for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of January 28, 2022 and January 29, 2021:

	January 28, 2022	January 29, 2021
	(in thousands)
Related party payable (in accrued and other current liabilities)	$3,088	$13,807
Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$7,700	$15,625
Net operating loss tax sharing (payable)/receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$10,693	$(667)

NOTE 15 — SUBSEQUENT EVENTS
SecureWorks, Inc., the Company’s wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company has a $30 million senior unsecured revolving credit facility. Subsequent to the end of fiscal 2022, the revolving credit agreement was amended and restated, effective as of March 23, 2022, to extend the maturity date to March 23, 2023 and to decrease the annual rate at which interest accrues from the applicable LIBOR rate plus 1.54% to such rate plus 1.23%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2022	Allowance for credit losses	$4,830	$(430)	$(889)	$3,511
2021	Allowance for credit losses	$5,121	$1,810	$(2,101)	$4,830
2020	Allowance for credit losses	$6,160	$3,099	$(4,138)	$5,121

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Exhibits 31.1 and 31.2 filed with this report. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 28, 2022.
Management’s Report on Internal Control Over Financial Reporting
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 28, 2022.
The effectiveness of our internal control over financial reporting as of January 28, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Limitations on the Effectiveness of Controls
Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:
•Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.
•Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.
•The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
•Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.
•The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. Subsequent to the end of fiscal 2022, the revolving credit agreement was amended and restated, effective as of March 23, 2022, to extend the maturity date to March 23, 2023 and to decrease the annual rate at which interest accrues from the applicable LIBOR plus 1.54% to a specified base rate plus 1.23%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. The credit facility and the recent amendment and restatement to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 7—Debt” and “—Note 15—Subsequent Events” in our consolidated financial statements included in this annual report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

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
See “Part I — Item 1 — Business — Information about our Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, referred to as the “2022 proxy statement,” which we will file with the SEC on or before 120 days after our 2022 fiscal year end, and which will appear in the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Proposal 1 — Election of Directors” and “Delinquent Section 16(a) Reports.”
The following lists the members of our board of directors and the principal occupation of each director as of the date of this report.

Wendy K. Thomas President and Chief Executive Officer SecureWorks Corp.	Pamela Daley Retired Senior Vice President and Senior Advisor to the Chairman of General Electric Company
Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Mark J. Hawkins Former President and Chief Financial Officer Salesforce.com, Inc. (software)
Kyle Paster Managing Director Silver Lake Partners (private equity)	Yagyensh C. (Buno) Pati Partner Centerview Capital Technology (investments)
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Transactions with Related Persons.”
Item 14. Principal Accountant Fees and Services
Information required by this Item 14 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibit and Financial Schedules

The following documents are filed as a part of this annual report on Form 10-K:

(1)     Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of January 28, 2022 and January 29, 2021
Consolidated Statements of Operations for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020
Consolidated Statements of Comprehensive Loss for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020
Consolidated Statements of Stockholder’s Equity for the fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020
Notes to Consolidated Financial Statements
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

10.1.5††	Amendment #5 to Shared Services Agreement, dated as of February 1, 2022, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries.
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

10.7+
Security Services Customer Master Services Agreement, effective as of July 7, 2015, between SecureWorks, Inc. and Dell USA L.P., on behalf of itself, Dell Inc., and Dell Inc.'s subsidiaries (incorporated by reference to Exhibit 10.7 to the Form S-1) (Registration No. 333-208596).

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

10.10.8**
Amended and Restated Amendment No. 6 to Amended and Restated Reseller Agreement, dated as of December 3, 2020, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021) (Commission File No. 001-37748).

10.10.9††
Letter Agreement to Amended and Restated Reseller Agreement, dated as of December 30, 2021, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries.

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

10.13††	Fifth Amended and Restated Revolving Credit Agreement, dated as of March 23, 2022, between SecureWorks, Inc. and Dell USA L.P..

Exhibit No.	Description
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
10.22*
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 22, 2021) (Commission File No. 001-37748).

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

10.25*
Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021) (Commission File No. 001-37748).

10.26*
Form of Restricted Stock Unit Agreement for Non-Employee Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2021) (Commission File No. 001-37748).

10.27*
Form of Restricted Stock Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021) (Commission File No. 001-37748).

10.28*
SecureWorks Corp. Amended and Restated Severance Pay Plan for Executive Employees (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37748).

10.29††	SecureWorks Corp. Amended and Restated Non-Employee Director Compensation Policy, effective March 15, 2022
10.30*
SecureWorks Corp. Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2016) (Commission File No. 001-37748).

10.31*
Form of Performance-Based Restricted Stock Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021) (Commission File No. 001-37748).

10.32*
Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2021) (Commission File No. 001-37748).

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

10.35*††	Form of Deferred Stock Unit Agreement for Non-Employee Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan.
10.36*
Separation Agreement and Release, dated as of June 1, 2021, between SecureWorks Corp. and Michael R. Cote (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2021) (Commission File No. 001-37748)

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

SecureWorks Corp.

By:	/s/ Wendy K. Thomas
Wendy K. Thomas
President and Chief Executive Officer
(Duly Authorized Officer)
Date: March 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wendy K. Thomas	President and Chief Executive Officer	March 23, 2022
Wendy K. Thomas	(Principal Executive Officer)

/s/ Paul M. Parrish	Senior Vice President, Chief Financial Officer	March 23, 2022
Paul M. Parrish	(Principal Financial Officer)

/s/ Christian Grant	Vice President, Chief Accounting Officer	March 23, 2022
Christian Grant	(Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 23, 2022
Michael S. Dell

/s/ Kyle Paster	Director	March 23, 2022
Kyle Paster

/s/ Pamela Daley	Director	March 23, 2022
Pamela Daley

/s/ Yagyensh C. Pati	Director	March 23, 2022
Yagyensh C. Pati

/s/ Mark J. Hawkins	Director	March 23, 2022
Mark J. Hawkins