Form 10-Q
period 2022-04-29
SecureWorks Corp
filed 2022-06-02
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2022

or
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 1, 2022, there were 84,859,549 shares of the registrant's common stock outstanding, consisting of 14,859,549 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	April 29, 2022	January 28, 2022

ASSETS
Current assets:
Cash and cash equivalents	$186,220	$220,655
Accounts receivable, net of allowances of $3,428 and $3,510, respectively	74,899	86,231
Inventories, net	373	505
Other current assets	27,075	26,040
Total current assets	288,567	333,431
Property and equipment, net	7,241	8,426
Operating lease right-of-use assets, net	16,208	17,441
Goodwill	425,877	425,926
Intangible assets, net	127,643	133,732
Other non-current assets	69,350	68,346
Total assets	$934,886	$987,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,859	$15,062
Accrued and other current liabilities	55,064	88,122
Short-term deferred revenue	163,055	163,304
Total current liabilities	240,978	266,488
Long-term deferred revenue	10,412	12,764
Operating lease liabilities, non-current	15,547	16,869
Other non-current liabilities	42,646	43,124
Total liabilities	309,583	339,245
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,859 and 14,282 shares issued and outstanding, at April 29, 2022 and January 28, 2022, respectively.	149	143
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	941,082	939,404
Accumulated deficit	(291,220)	(269,622)
Accumulated other comprehensive loss	(5,512)	(2,672)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	625,303	648,057
Total liabilities and stockholders' equity	$934,886	$987,302
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 29, 2022	April 30, 2021

Net revenue:
Subscription	$94,413	$104,070
Professional services	26,602	35,393
Total net revenue	121,015	139,463
Cost of revenue:
Subscription	32,826	37,425
Professional services	16,609	19,782
Total cost of revenue	49,435	57,207
Gross profit	71,580	82,256
Operating expenses:
Research and development	33,331	28,152
Sales and marketing	39,245	36,405
General and administrative	25,360	25,555
Total operating expenses	97,936	90,112
Operating loss	(26,356)	(7,856)
Interest and other, net	(697)	(907)
Loss before income taxes	(27,053)	(8,763)
Income tax benefit	(5,455)	(2,373)
Net loss	$(21,598)	$(6,390)

Loss per common share (basic and diluted)	$(0.26)	$(0.08)
Weighted-average common shares outstanding (basic and diluted)	83,763	81,985

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	April 29, 2022	April 30, 2021
Net loss	$(21,598)	$(6,390)
Foreign currency translation adjustments, net of tax	(2,840)	464
Comprehensive loss	$(24,438)	$(5,926)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	April 29, 2022	April 30, 2021
Cash flows from operating activities:
Net loss	$(21,598)	$(6,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,383	9,918
Amortization of right of use asset	964	1,055
Amortization of costs capitalized to obtain revenue contracts	4,514	5,053
Amortization of costs capitalized to fulfill revenue contracts	1,395	1,415
Stock-based compensation expense	9,126	6,035
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	565	798
Income tax benefit	(5,455)	(2,373)
Provision for credit losses	53	434
Changes in assets and liabilities:
Accounts receivable	10,728	12,573
Net transactions with Dell	(847)	(9,859)
Inventories	132	(127)
Other assets	(3,102)	(4,250)
Accounts payable	7,674	526
Deferred revenue	(3,421)	(3,773)
Operating leases, net	(1,483)	(1,552)
Accrued and other liabilities	(33,507)	(40,041)
Net cash used in operating activities	(24,879)	(30,558)
Cash flows from investing activities:
Capital expenditures	(413)	(524)
Software development costs	(1,701)	(1,770)
Net cash used in investing activities	(2,114)	(2,294)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(7,442)	(6,841)
Net cash used in financing activities	(7,442)	(6,841)
Net decrease in cash and cash equivalents	(34,435)	(39,693)
Cash and cash equivalents at beginning of the period	220,655	220,300
Cash and cash equivalents at end of the period	$186,220	$180,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended April 29, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(21,598)	—	—	(21,598)
Other comprehensive income	—	—	—	—	—	—	(2,840)	—	(2,840)
Vesting of restricted stock units	1,213	12	—	—	(12)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(636)	(6)	—	—	(7,436)	—	—	—	(7,442)
Stock-based compensation	—	—	—	—	9,126	—	—	—	9,126
Balances, April 29, 2022	14,859	$149	70,000	$700	$941,082	$(291,220)	$(5,512)	$(19,896)	$625,303

Three Months Ended April 30, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 29, 2021	12,450	$124	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(6,390)	—	—	(6,390)
Other comprehensive loss	—	—	—	—	—	—	464	—	464
Vesting of restricted stock units	1,140	11	—	—	(11)	—	—	—	—
Grant of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(525)	(5)	—	—	(6,836)	—	—	—	(6,841)
Stock-based compensation	—	—	—	—	6,035	—	—	—	6,035
Balances, April 30, 2021	13,550	$135	70,000	$700	$916,527	$(236,221)	$(196)	$(19,896)	$661,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “Secureworks” or the “Company”) is a leading global cybersecurity provider of technology-driven solutions singularly focused on protecting the Company’s customers by outpacing and outmaneuvering adversaries.
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, “Dell”), all shares of the Company’s outstanding Class B common stock, which as of April 29, 2022 represented approximately 82.5% of the Company's total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of the Company's outstanding common stock.
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
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company’s financial statements and notes. The inputs into certain of the Company’s assumptions and estimations considered the economic implications of the coronavirus 2019 (“COVID-19”) pandemic, the Ukrainian/Russian conflict and inflation concerns on the Company’s critical and significant accounting estimates. The condensed consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
Effective beginning with the three months ended July 30, 2021, the Company presents Net revenue and Costs of revenue recognized from Subscription and Professional services offerings, respectively, in the Condensed Consolidated Statement of Operations. Historically, these amounts were presented as a single amount within the Net revenue and Cost of revenue line items, respectively. The Company concluded that the discrete presentation of these revenue streams provides a more meaningful representation of the nature of the revenues generated by the Company's service offerings. Certain prior year amounts have been conformed to the current year presentation.
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
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits for loss approach. Under this approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See "Note 9—Income and Other Taxes" for more information.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 3, 2023 and the fiscal year ended January 28, 2022 as fiscal 2023 and fiscal 2022, respectively. Fiscal 2023 has 53 weeks and fiscal 2022 has 52 weeks. In fiscal 2023, each quarter has 13 weeks, except for the fourth quarter, which will have 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, the Ukrainian/Russian conflict and inflation concerns. The Company considered the potential impact of the COVID-19 pandemic and current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three months ended April 29, 2022. As the COVID-19 pandemic and current economic environment continue to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company's estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
Business Combinations – The Company has adopted Accounting Standard Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The guidance requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” ASU 2021-08 was effective for the Company beginning on January 29, 2022. There was no impact to the Company’s condensed consolidated financial statements as a result of adoption of this standard update.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three months ended April 29, 2022, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2022.
NOTE 2 — LOSS PER SHARE
Loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards that may be anti-dilutive. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and unvested restricted common stock and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because the Class A common stock and the Class B common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes of common stock. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2022	April 30, 2021
Numerator:
Net loss	$(21,598)	$(6,390)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	83,763	81,985
Loss per common share:
Basic and Diluted	$(0.26)	$(0.08)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	5,902	6,025

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscription revenue and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service (“SaaS”) security platform and (ii) managed security services. Taegis offerings currently include two applications, Extended Detection and Response (“XDR”) and Vulnerability Detection and Response (“VDR”), along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response (“ManagedXDR”). Subscription-based managed security service arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Professional services typically include incident response and security and risk consulting solutions.
The following table presents revenue by service type (in thousands):

	Three Months Ended
	April 29, 2022	April 30, 2021
Net revenue:
Taegis Subscription Solutions	$37,216	$13,960
Managed Security Services	57,197	90,110
Total Subscription revenue	$94,413	$104,070
Professional Services	26,602	35,393
Total net revenue	$121,015	$139,463
Taegis Subscription Solutions revenue for the three months ended April 30, 2021 has been presented for consistency with current period presentation.
Promises to provide the Company’s subscription-based solutions related to SaaS applications are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of April 29, 2022. Performance obligations related to the Company’s security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the three months ended April 29, 2022, on average, approximately 62% of the Company's recurring revenue was billed annually in advance and approximately 38% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company's deferred revenue during the three months ended April 29, 2022 and April 30, 2021 are as follows (in thousands):

	As of January 28, 2022	Upfront payments received and billings during the three months ended April 29, 2022	Revenue recognized during the three months ended April 29, 2022	As of April 29, 2022
Deferred revenue	$176,068	$90,799	$(93,400)	$173,467

	As of January 29, 2021	Upfront payments received and billings during the three months ended April 30, 2021	Revenue recognized during the three months ended April 30, 2021	As of April 30, 2021
Deferred revenue	$178,027	$99,364	$(102,987)	$174,404

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
As of April 29, 2022, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$261,399	$138,395	$86,074	$36,142	$788
Performance obligation - backlog	8,847	3,215	2,958	2,674	—
Total	$270,246	$141,610	$89,032	$38,816	$788
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended April 29, 2022 and April 30, 2021 are as follows (in thousands):

	As of January 28, 2022	Amount capitalized	Amount recognized	As of April 29, 2022
Deferred commissions	$53,978	$1,960	$(4,514)	$51,424
Deferred fulfillment costs	7,597	177	(1,395)	6,379

	As of January 29, 2021	Amount capitalized	Amount recognized	As of April 30, 2021
Deferred commissions	$57,888	$3,186	$(5,053)	$56,021
Deferred fulfillment costs	11,009	1,256	(1,415)	10,850
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs and did not identify any material changes to the expense recognition pattern during the three months ended April 29, 2022 or April 30, 2021.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $49 thousand due to foreign currency translation for the three months ended April 29, 2022, compared to January 28, 2022. Goodwill totaled $425.9 million as of April 29, 2022 and $425.9 million as of January 28, 2022.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2022 by performing a “Step 0” qualitative assessment of goodwill at the reporting unit level, as well as the Company’s indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company’s consideration of the relevant events and circumstances that would affect the Company’s single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, the Company’s overall financial performance, and trends in the market price of the Company’s Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values as of the annual impairment date. Further, no triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment occurred during the period through April 29, 2022.
Intangible Assets
The Company's intangible assets as of April 29, 2022 and January 28, 2022 were as follows:

	April 29, 2022			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(122,959)	$66,559	$189,518	$(119,435)	$70,083
Acquired Technology	141,784	(117,606)	24,178	141,784	(113,937)	27,847
Developed Technology	9,824	(3,036)	6,788	8,123	(2,439)	5,684
Finite-lived intangible assets	341,126	(243,601)	97,525	339,425	(235,811)	103,614
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$371,244	$(243,601)	$127,643	$369,543	$(235,811)	$133,732
Amortization expense related to finite-lived intangible assets was approximately $7.8 million and $7.3 million for each of the three months ended April 29, 2022 and April 30, 2021, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended April 29, 2022 or April 30, 2021.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is a party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior, unsecured revolving credit facility. Effective March 23, 2022, the revolving credit agreement was amended and restated to extend the maturity date from March 25, 2022 to March 23, 2023 and to decrease the annual rate at which interest accrues to the applicable London Interbank Offered Rate (“LIBOR”) plus 1.23%. Under the amended terms, if LIBOR is no longer published on a current basis and such circumstances are unlikely to be temporary, the facility will be amended to replace LIBOR with an alternate benchmark rate. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of April 29, 2022 or January 28, 2022.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of April 29, 2022, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
As of April 29, 2022, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services. The Company has recorded an estimated liability in the amount of $8.5 million related to such matters, of which $0.5 million was accrued during the three months ended April 29, 2022. As of April 29, 2022, $1.6 million of the estimated liability is no longer subject to appeal and $6.9 million remains in appeal. The Company will continue to appeal these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its direct sales organization, supplemented by sales through channel partners. During the three months ended April 29, 2022 and April 30, 2021, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company recorded operating lease cost for facilities of approximately $1.3 million and $1.4 million for the three months ended April 29, 2022 and April 30, 2021, respectively. For the three months ended April 29, 2022 and April 30, 2021, operating lease cost included expenses in connection with variable lease costs of $0.1 million which primarily consisted of utilities and common area charges.
For the three months ended April 29, 2022 and April 30, 2021, the Company recorded operating lease cost of equipment leases of approximately $16.8 thousand and $0.2 million, respectively. For the three months ended April 29, 2022 and April 30, 2021, equipment leases included short-term lease costs of $0.9 thousand and $0.1 million, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $1.9 million during the three months ended April 29, 2022 and April 30, 2021, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

April 29, 2022
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	5.37%
The following table summarizes the maturity of the Company's operating lease liabilities as of April 29, 2022 (in thousands):

Fiscal Years Ending	April 29, 2022
2023	$4,372
2024	5,668
2025	5,095
2026	4,526
2027	4,088
Thereafter	—
Total operating lease payments	$23,749
Less imputed interest	2,541
Total operating lease liabilities	$21,208
The Company's leases have remaining lease terms of 1 month to 4.7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The SecureWorks Corp. 2016 Long-Term Incentive Plan (the "2016 Plan") provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.
Under the 2016 Plan, during the three months ended April 29, 2022 and April 30, 2021, the Company granted 3,650,524 and 1,848,963 restricted stock units, respectively, and zero and 484,825 restricted stock awards, respectively. The annual restricted stock unit and restricted stock awards granted during both such periods vest over a three-year period. Approximately 19% and 27% of such awards granted during the three months ended April 29, 2022 and April 30, 2021, respectively, are subject to performance conditions. All 1,848,963 restricted stock units granted during the three months ended April 30, 2021 were subject to stockholder approval at the Company’s 2021 annual meeting held on June 21, 2021 of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan by 5,000,000 shares. Such stockholder approval was obtained and those awards were deemed granted and outstanding for accounting purposes in the second quarter of fiscal 2022.
The Company grants long-term cash awards to certain employees under the 2016 Plan. A portion of the cash awards issued prior to fiscal 2021 were subject to various performance conditions and vest in equal annual installments over a three-year period. The Company granted no cash awards during the three months ended April 29, 2022 compared to $7.5 million of cash awards granted during the three months ended April 30, 2021 that vest in equal installments over a three-year period. The Company recognized $1.4 million and $1.6 million of related compensation expense for the three months ended April 29, 2022 and April 30, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three months ended April 29, 2022 and April 30, 2021 was as follows (in thousands, except percentages):

	Three Months Ended
	April 29, 2022	April 30, 2021

Loss before income taxes	$(27,053)	$(8,763)
Income tax benefit	$(5,455)	$(2,373)
Effective tax rate	20.2%	27.1%
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
Effective for tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development (“R&D”) expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States. If Section 174 of the Internal Revenue Code is not modified, repealed or deferred to a future date by the United States Congress, then the Company may have taxable income in the near-term delaying Dell’s utilization of the Company’s net operating losses to future years as the impact decreases over the five- and fifteen-year amortization periods.
The Company's effective tax benefit rate was 20.2% for the three months ended April 29, 2022 and 27.1% for the three months ended April 30, 2021. The change in the Company's effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense for the three months ended April 29, 2022 and April 30, 2021 of approximately $0.5 million and $(0.3) million, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value for the three months ended April 29, 2022 and higher than the fair value for the three months ended April 30, 2021 on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for the three months ended April 29, 2022 and a higher actual tax deduction for the three months ended April 30, 2021 than the amounts deducted for financial reporting purposes.
As of April 29, 2022 and January 28, 2022, the Company had $5.5 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 28, 2022. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of April 29, 2022 and January 28, 2022. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended April 29, 2022 would have been $27.1 million, $2.8 million and $24.3 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of April 29, 2022 and January 28, 2022, the Company had a net operating loss receivable from Dell of $15.9 million and $10.7 million, respectively. The Company had $4.3 million and $4.2 million of unrecognized tax benefits as of April 29, 2022 and January 28, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.9 million for the three months ended April 29, 2022 and April 30, 2021. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage ("EMC"), totaled $0.2 million for the three months ended April 29, 2022 and April 30, 2021.
EMC previously maintained a majority ownership interest in VMware, Inc. ("VMware"), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.3 million and $0.6 million for the three months ended April 29, 2022 and April 30, 2021, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continues to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million for the three months ended April 29, 2022 and April 30, 2021, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $1.4 million and $1.0 million for the three months ended April 29, 2022 and April 30, 2021, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $67 thousand and $41 thousand for the three months ended April 29, 2022 and April 30, 2021, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $16.2 million and $15.0 million for the three months ended April 29, 2022 and April 30, 2021, respectively. In addition, as of April 29, 2022, the Company had approximately $0.5 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $1.6 million and $3.2 million for the three months ended April 29, 2022 and April 30, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of April 29, 2022 and January 28, 2022 (in thousands).

	April 29, 2022	January 28, 2022
Related party payable (in accrued and other current liabilities)	$3,140	$3,088

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$9,796	$7,700

Net operating loss tax sharing (payable)/receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$15,867	$10,693
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of April 29, 2022 and January 28, 2022 were as follows (in thousands):

	April 29, 2022	January 28, 2022
	Level 1	Level 1
Cash equivalents - Money Market Funds	$85,854	$115,846
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended January 28, 2022 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 filed with the SEC on March 23, 2022, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the COVID-19 pandemic, the Ukrainian/Russian conflict, inflation concerns and other characterizations of future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 3, 2023 and the fiscal year ended January 28, 2022 as fiscal 2023 and fiscal 2022, respectively. Fiscal 2023 has 53 weeks and fiscal 2022 has 52 weeks. In fiscal 2023, each quarter has 13 weeks, except for the fourth quarter, which will have 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
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
Overview
We are a leading global cybersecurity provider of technology-driven solutions singularly focused on protecting our customers by outpacing and outmaneuvering the adversary.
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
Taegis Extended Detection and Response, or XDR, VDR and Managed Detection and Response, or ManagedXDR are the first in a suite of software-driven applications and solutions that Secureworks plans to release driven by our Taegis software platform.
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
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a “pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources for the three months ended April 29, 2022. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods.
We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various developments, including the duration and spread of variations of the virus, effectiveness and acceptance of vaccines deployed to contain the virus, impact on our employees, customers and vendors, impact on our customers’ liquidity and our volume of sales, and length of our sales cycles, none of which can be predicted with certainty. The pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our future results of operations and financial condition. Due to our subscription-based business model, any such effects of COVID-19 may not be fully reflected in our results of operations until future periods.

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
The key factors affecting our performance include the following:
Transition to Taegis Solutions. Commencing in fiscal 2021, we began transitioning customers away from non-strategic other managed security subscription services to Taegis subscription solutions. In line with this transition strategy, we informed customers early in the fourth quarter of fiscal 2022 that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to our Taegis platform. Renewals associated with many of our existing other managed security subscription services are not expected to extend beyond the end of fiscal 2023. Although we believe this business transition will enable us to offer security services with higher profit margins, we will continue to incur substantial costs in connection with the transition and, during the transition period, we could lose competitive bids to other cybersecurity solutions providers for the sale of such services.
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
Key Operating Metrics
Commencing in fiscal 2021, we began transitioning our subscription customers to our Taegis solutions from our non-strategic, lower margin other managed security subscription services. This transition has resulted in a decline in both our total customer base and total annual recurring revenue. Despite these declines, our gross profit has remained relatively stable and our gross margins have increased. We believe the transition of our subscription business to our Taegis solutions is resulting in a higher value, higher margin business. As part of our ongoing transition, early in the fourth quarter of fiscal 2022, we announced that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to our Taegis platforms. Renewals associated with many of our existing other managed security subscription services are not expected to extend beyond the end of fiscal 2023.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	April 29, 2022	April 30, 2021
Managed security subscription customer base	2,100	3,300
Taegis subscription customer base	1,400	500
Total subscription customer base	3,300	3,600

Total customer base	4,800	5,300

Managed security annual recurring revenue (in millions)	$189.1	$349.1
Taegis annual recurring revenue (in millions)	180.3	72.4
Total annual recurring revenue (in millions)	$369.4	$421.5

Managed security average subscription revenue per customer (in thousands)	$88.4	$105.4
Taegis average subscription revenue per customer (in thousands)	$129.8	$143.3
Total average subscription revenue per customer (in thousands)	$112.1	$116.1

Net revenue retention rate	94%	98%
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
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of April 29, 2022 and April 30, 2021, approximately 55% and 64%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
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

Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services gross profit, non-GAAP gross margin, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP operating expenses, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income, non-GAAP earnings per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in thousands)
GAAP net revenue(1)	$121,015	$139,463
GAAP subscription cost of revenue	$32,826	$37,425
Amortization of intangibles	(4,265)	(3,819)
Stock-based compensation expense	(123)	(103)
Non-GAAP subscription cost of revenue	$28,438	$33,503
GAAP professional services cost of revenue	$16,609	$19,782
Stock-based compensation expense	(387)	(196)
Non-GAAP professional services cost of revenue	$16,222	$19,586
GAAP gross profit	$71,580	$82,256
Amortization of intangibles	4,265	3,819
Stock-based compensation expense	510	299
Non-GAAP gross profit	$76,355	$86,374
GAAP research and development expenses	$33,331	$28,152
Stock-based compensation expense	(2,743)	(1,098)
Non-GAAP research and development expenses	$30,588	$27,054
GAAP sales and marketing expenses	$39,245	$36,405
Stock-based compensation expense	(1,638)	(732)
Non-GAAP sales and marketing expenses	$37,607	$35,673
GAAP general and administrative expenses	$25,360	$25,555
Amortization of intangibles	(3,524)	(3,524)
Stock-based compensation expense	(4,235)	(3,906)
Non-GAAP general and administrative expenses	$17,601	$18,125
GAAP operating loss	$(26,356)	$(7,856)
Amortization of intangibles	7,789	7,343
Stock-based compensation expense	9,126	6,035
Non-GAAP operating (loss) income	$(9,441)	$5,522
GAAP net loss	$(21,598)	$(6,390)
Amortization of intangibles	7,789	7,343
Stock-based compensation expense	9,126	6,035
Aggregate adjustment for income taxes	(2,920)	(2,997)
Non-GAAP net (loss) income	$(7,603)	$3,991
GAAP loss per share	$(0.26)	$(0.08)
Amortization of intangibles	0.09	0.09
Stock-based compensation expense	0.11	0.07
Aggregate adjustment for income taxes	(0.03)	(0.04)
Non-GAAP (loss) earning per share *	$(0.09)	$0.05
* Sum of reconciling items may differ from total due to rounding of individual components
GAAP net loss	$(21,598)	$(6,390)
Interest and other, net	697	907
Income tax benefit	(5,455)	(2,373)
Depreciation and amortization	9,383	9,918
Stock-based compensation expense	9,126	6,035
Adjusted EBITDA	$(7,847)	$8,097
(1) Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for either of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of April 29, 2022 represented approximately 82.5% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of April 29, 2022, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contract term, beginning on the date on which service is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2023, approximately 78% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 22% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 34% and 32% of our total net revenue in the first quarters of fiscal 2023 and fiscal 2022, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 78 countries as of April 29, 2022.
Over all of the periods presented in this report, our pricing strategy for our various offerings was relatively consistent, and accordingly did not significantly affect our revenue growth. However, we may adjust our pricing to remain competitive and support our strategic initiatives.
Cost of Revenue
Our cost of revenue consists of costs incurred to provide subscription and professional services.
•Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel-related expenses associated with maintaining our platforms and delivering managed services to our subscription customers, as well as hosting costs for these platforms. Personnel-related expenses consist primarily of salaries, benefits and performance-based compensation. Also included in cost of subscription revenue are amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, amortization of external software development costs capitalized, maintenance fees and overhead allocations. As our business grows, the cost of subscription revenue associated with our solutions may fluctuate.
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

Gross Profit and Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix between our existing solutions, introduction of new solutions, personnel-related costs and cloud hosting costs. We expect our gross margins to fluctuate depending on these factors, but we expect them to increase over time with expected growth and higher mix of Taegis subscription solutions revenue compared to managed security services and professional services revenue. As we balance revenue growth and continue to invest in initiatives to drive the efficiency of our business, however, we expect gross margin as a percentage of total revenue to continue to fluctuate from period to period.
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
Income Tax Benefit
Our effective tax benefit rate was 20.2% and 27.1% for the three months ended April 29, 2022 and April 30, 2021, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes" in our condensed consolidated financial statements included in this report.

Results of Operations
Three months ended April 29, 2022 compared to the three months ended April 30, 2021
The following tables summarize our key performance indicators for the three months ended April 29, 2022 and April 30, 2021.

	Three Months Ended
	April 29, 2022			April 30, 2021
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Net revenue:
Subscription	$94,413	78.0%	(9.3)%	$104,070	74.6%
Professional Services	26,602	22.0%	(24.8)%	35,393	25.4%
Total net revenue	$121,015	100.0%	(13.2)%	$139,463	100.0%
Cost of revenue:
Subscription	$32,826	27.1%	(12.3)%	$37,425	26.8%
Professional Services	16,609	13.7%	(16.0)%	19,782	14.2%
Total cost of revenue	$49,435	40.9%	(13.6)%	$57,207	41.0%
Total gross profit	$71,580	59.1%	(13.0)%	$82,256	59.0%
Operating expenses:
Research and development	$33,331	27.5%	18.4%	$28,152	20.2%
Sales and marketing	39,245	32.4%	7.8%	36,405	26.1%
General and administrative	25,360	21.0%	(0.8)%	25,555	18.3%
Total operating expenses	$97,936	80.9%	8.7%	$90,112	64.6%
Operating loss	$(26,356)	(21.8)%	235.5%	$(7,856)	(5.6)%
Net loss	$(21,598)	(17.8)%	238.0%	$(6,390)	(4.6)%

Other Financial Information (1)
GAAP net revenue:
Subscription	$94,413	78.0%	(9.3)%	$104,070	74.6%
Professional Services	26,602	22.0%	(24.8)%	35,393	25.4%
Total GAAP net revenue	$121,015	100.0%	(13.2)%	$139,463	100.0%
Non-GAAP cost of revenue:
Non-GAAP Subscription	$28,438	23.5%	(15.1)%	$33,503	24.0%
Non-GAAP Professional Services	16,222	13.4%	(17.2)%	19,586	14.0%
Total Non-GAAP cost of revenue	$44,660	36.9%	(15.9)%	$53,089	38.1%
Non-GAAP gross profit	$76,355	63.1%	(11.6)%	$86,374	61.9%
Non-GAAP operating expenses:
Non-GAAP research and development	$30,588	25.3%	13.1%	$27,054	19.4%
Non-GAAP sales and marketing	37,607	31.1%	5.4%	35,673	25.6%
Non-GAAP general and administrative	17,601	14.5%	(2.9)%	18,125	13.0%
Non-GAAP operating expenses	$85,796	70.9%	6.1%	$80,852	58.0%
Non-GAAP operating (loss) income	$(9,441)	(7.8)%	(271.0)%	$5,522	4.0%
Non-GAAP net (loss) income	$(7,603)	(6.3)%	(290.5)%	$3,991	2.9%
Adjusted EBITDA	$(7,847)	(6.5)%	(196.9)%	$8,097	5.8%
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

Revenue
The following table presents information regarding our revenue for the three months ended April 29, 2022 and April 30, 2021.

	Three Months Ended
	April 29, 2022		April 30, 2021		Change
	$	% of Revenue	$	% of Revenue	Change	%
	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$37,216	30.8%	$13,960	10.0%	$23,256	166.6%
Managed Security Services	57,197	47.3%	90,110	64.6%	(32,913)	(36.5)%
Total Subscription revenue	$94,413	78.0%	$104,070	74.6%	$(9,657)	(9.3)%
Professional services	26,602	22.0%	35,393	25.4%	(8,791)	(24.8)%
Total net revenue	$121,015	100.0%	$139,463	100.0%	$(18,448)	(13.2)%
Subscription Revenue. For the three months ended April 29, 2022, subscription revenue decreased $9.7 million or 9.3%. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. For the three months ended April 29, 2022, professional services revenue decreased $8.8 million or 24.8%. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours from the first quarter of fiscal 2021.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $1.6 million and $3.2 million for the three months ended April 29, 2022 and April 30, 2021, respectively. Subscription revenue related to these services represented approximately 26% and 46% for the three months ended April 29, 2022 and April 30, 2021, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended April 29, 2022, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $40.6 million and represented 34.0% of our total revenue, compared to 32% of total revenue for the prior corresponding period. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three months ended April 29, 2022 and April 30, 2021.

	Three Months Ended
	April 29, 2022		April 30, 2021		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$32,826	27.1%	$37,425	26.8%	$(4,599)	(12.3)%
Professional Services	16,609	13.7%	19,782	14.2%	(3,173)	(16.0)%
Total cost of revenue	$49,435	40.9%	$57,207	41.0%	$(7,772)	(13.6)%
Other Financial Information
Non-GAAP cost of revenue:
Non-GAAP Subscription	$28,438	23.5%	$33,503	24.0%	$(5,065)	(15.1)%
Non-GAAP Professional Services	16,222	13.4%	19,586	14.0%	(3,364)	(17.2)%
Total Non-GAAP cost of revenue(1)	$44,660	36.9%	$53,089	38.1%	$(8,429)	(15.9)%

(1) See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended April 29, 2022, subscription cost of revenue decreased $4.6 million, or 12.3%. As a percentage of revenue, subscription cost of revenue increased 30 basis points to 27.1%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 50 basis points to 23.5%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
Professional Services Cost of Revenue. For the three months ended April 29, 2022, professional services cost of revenue decreased $3.2 million, or 16.0%. As a percentage of revenue, professional services cost of revenue decreased 50 basis points to 13.7%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 60 basis points to 13.4%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three months ended April 29, 2022 and April 30, 2021.

	Three Months Ended
	April 29, 2022	April 30, 2021	Change
	$	$	$	%
	(in thousands, except percentages)
Gross Profit:
Subscription	$61,587	$66,645	$(5,058)	(7.6)%
Professional Services	9,993	15,611	(5,618)	(36.0)%
Total Gross Profit	$71,580	$82,256	$(10,676)	(13.0)%

Gross Margin:
Subscription	65.2%	64.0%	1.2%
Professional Services	37.6%	44.1%	(6.5)%
Total Gross Margin	59.1%	59.0%	0.1%

Other Financial Information
Non-GAAP Gross Profit:
Non-GAAP Subscription	$65,975	$70,567	$(4,592)	(6.5)%
Non-GAAP Professional Services	10,380	15,807	(5,427)	(34.3)%
Total Non-GAAP Gross Profit(1)	$76,355	$86,374	$(10,019)	(11.6)%

Non-GAAP Gross Margin:
Non-GAAP Subscription	69.9%	67.8%	2.1%
Non-GAAP Professional Services	39.0%	44.7%	(5.7)%
Total Non-GAAP Gross Margin	63.1%	61.9%	1.2%

(1) See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin increased 1.2% for the three months ended April 29, 2022 primarily due to our continued focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies associated with reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 2.1% for the three months ended April 29, 2022.
Professional Services Gross Margin. Professional services gross margin decreased 6.5% for the three months ended April 29, 2022 primarily due to the decrease in professional services revenue.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin decreased 5.7% for the three months ended April 29, 2022.

Operating Expenses
The following table presents information regarding our operating expenses during the three months ended April 29, 2022 and April 30, 2021.

	Three Months Ended
	April 29, 2022			April 30, 2021
	$	% of Revenue	% Change	$	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$33,331	27.5%	18.4%	$28,152	20.2%
Sales and marketing	39,245	32.4%	7.8%	36,405	26.1%
General and administrative	25,360	21.0%	(0.8)%	25,555	18.3%
Total operating expenses	$97,936	80.9%	8.7%	$90,112	64.6%

Other Financial Information
Non-GAAP research and development	$30,588	25.3%	13.1%	$27,054	19.4%
Non-GAAP sales and marketing	37,607	31.1%	5.4%	35,673	25.6%
Non-GAAP general and administrative	17,601	14.5%	(2.9)%	18,125	13.0%
Non-GAAP operating expenses (1)	$85,796	70.9%	6.1%	$80,852	58.0%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $5.2 million, or 18.4%, for the three months ended April 29, 2022. As a percentage of revenue, R&D expenses increased 730 basis points to 27.5% for the three months ended April 29, 2022. On a non-GAAP basis, R&D expenses as a percentage of revenue increased 590 basis points to 25.3% for the three months ended April 29, 2022. The increase in R&D expenses was primarily attributable to increased compensation and benefits resulting from the addition of R&D personnel associated with the continued development of our Taegis solutions.
Sales and Marketing Expenses. S&M expenses increased $2.8 million, or 7.8%, for the three months ended April 29, 2022. As a percentage of revenue, S&M expenses increased 630 basis points to 32.4% for the three months ended April 29, 2022. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 550 basis points to 31.1% for the three months ended April 29, 2022. The increase in S&M expenses was primarily attributable to both increased marketing expenses and headcount growth in the sales team, the effect of which was partially offset by a decrease in commission expenses.
General and Administrative Expenses. G&A expenses decreased $0.2 million, or 0.8%, for the three months ended April 29, 2022. As a percentage of revenue, G&A expenses increased 270 basis points to 21.0% for the three months ended April 29, 2022. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 150 basis points to 14.5% for the three months ended April 29, 2022. The slight decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs, which were partially offset by a higher allocation of shared expenses.

Operating Loss
Our operating loss was $26.4 million and $7.9 million for the three months ended April 29, 2022 and April 30, 2021, respectively. As a percentage of revenue, our operating loss was 21.8% for the three months ended April 29, 2022 and 5.6% for the three months ended April 30, 2021. The increase in our operating loss was primarily attributable to our decreased gross profit and increased operating expenses as we continue to invest in the business to drive growth. Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments for amortization of intangible assets and stock-based compensation expense, our non-GAAP operating loss was $9.4 million for the three months ended April 29, 2022 compared to operating income of $5.5 million for the three months ended April 30, 2021.
Interest and Other, Net
Interest and other, net represented net expense of $0.7 million and $0.9 million for the three months ended April 29, 2022 and April 30, 2021, respectively. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $5.5 million, or 20.2%, and $2.4 million, or 27.1%, of our pre-tax loss during the three months ended April 29, 2022 and April 30, 2021, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $21.6 million increased $15.2 million, or 238.0%, for the three months ended April 29, 2022. Net loss on a non-GAAP basis was $7.6 million compared to non-GAAP net income of $4.0 million the three months ended April 30, 2021. The changes on both a GAAP and non-GAAP basis were attributable to lower revenue from our continued focus on reducing non-strategic service offerings and increased operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current quarter.

Liquidity and Capital Commitments
Overview
We believe that our cash and cash equivalents will provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements
Selected Measures of Liquidity and Capital Resources
As of April 29, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $186.2 million.
Selected measures of our liquidity and capital resources are as follows:

	April 29, 2022	January 28, 2022
	(in thousands)

Cash and cash equivalents	$186,220	$220,655
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of April 29, 2022 or January 28, 2022, and we did not borrow any amounts under the facility during any period covered by this report. Effective March 23, 2022, the facility was amended and restated to extend the maturity date to March 23, 2023 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.23%. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For more information regarding the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.

Cash Flows

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in thousands)
Net change in cash from:
Operating activities	$(24,879)	$(30,558)
Investing activities	(2,114)	(2,294)
Financing activities	(7,442)	(6,841)
Change in cash and cash equivalents	$(34,435)	$(39,693)
Operating Activities — Cash used in operating activities totaled $24.9 million and $30.6 million for the three months ended April 29, 2022 and April 30, 2021, respectively. The decreased use of our operating cash was driven by the decrease in our net outflow of transactions with Dell as well as to lower employee incentive payments compared to the same period in fiscal 2021.
Investing Activities — Cash used in investing activities totaled $2.1 million and $2.3 million for the three months ended April 29, 2022 and April 30, 2021, respectively. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications.
Financing Activities — Cash used in financing activities totaled $7.4 million and $6.8 million for the three months ended April 29, 2022 and April 30, 2021, respectively. The use of cash flows for the three months ended April 29, 2022 reflected employee tax withholding payments of $7.4 million on restricted stock awards paid by us. The use of cash flows for the three months ended April 30, 2021 reflected such employee tax withholding payments of $6.8 million.
Off-Balance Sheet Arrangements
As of April 29, 2022, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation" in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three months ended April 29, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in global inflation and foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu, the Japanese Yen, the Australian Dollar and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2022. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of April 29, 2022.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 filed with the SEC on March 23, 2022. The risks described in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our purchases of Class A common stock during the three months ended April 29, 2022.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
January 29, 2022 through February 25, 2022
Employee transactions (1)	—	—
February 26, 2022 through March 25, 2022
Employee transactions (1)	41	$12.55	—	—
March 26, 2022 through April 29, 2022
Employee transactions (1)	85	13.19
Total	126	$12.98	—	$—

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

Date: June 2, 2022