Form 10-Q
period 2022-07-29
SecureWorks Corp
filed 2022-09-01
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2022

or
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 26, 2022, there were 84,970,379 shares of the registrant's common stock outstanding, consisting of 14,970,379 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	July 29, 2022	January 28, 2022

ASSETS
Current assets:
Cash and cash equivalents	$167,487	$220,655
Accounts receivable, net of allowances of $3,120 and $3,510, respectively	71,339	86,231
Inventories, net	475	505
Other current assets	27,283	26,040
Total current assets	266,584	333,431
Property and equipment, net	6,150	8,426
Operating lease right-of-use assets, net	15,236	17,441
Goodwill	425,878	425,926
Intangible assets, net	121,144	133,732
Other non-current assets	65,589	68,346
Total assets	$900,581	$987,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,883	$15,062
Accrued and other current liabilities	64,622	88,122
Short-term deferred revenue	151,026	163,304
Total current liabilities	236,531	266,488
Long-term deferred revenue	8,881	12,764
Operating lease liabilities, non-current	14,346	16,869
Other non-current liabilities	33,230	43,124
Total liabilities	292,988	339,245
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,970 and 14,282 shares issued and outstanding, at July 29, 2022 and January 28, 2022, respectively.	150	143
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	949,248	939,404
Accumulated deficit	(315,939)	(269,622)
Accumulated other comprehensive loss	(6,670)	(2,672)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	607,593	648,057
Total liabilities and stockholders' equity	$900,581	$987,302
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net revenue:
Subscription	$90,322	$102,426	$184,735	$206,496
Professional services	25,860	31,746	52,462	67,139
Total net revenue	116,182	134,172	237,197	273,635
Cost of revenue:
Subscription	34,060	37,058	66,886	74,730
Professional services	15,519	19,425	32,128	38,960
Total cost of revenue	49,579	56,483	99,014	113,690
Gross profit	66,603	77,689	138,183	159,945
Operating expenses:
Research and development	33,638	30,417	66,969	58,569
Sales and marketing	40,940	34,685	80,185	71,090
General and administrative	24,274	26,488	49,634	52,043
Total operating expenses	98,852	91,590	196,788	181,702
Operating loss	(32,249)	(13,901)	(58,605)	(21,757)
Interest and other, net	131	(601)	(566)	(1,508)
Loss before income taxes	(32,118)	(14,502)	(59,171)	(23,265)
Income tax benefit	(7,399)	(2,739)	(12,854)	(5,112)
Net loss	$(24,719)	$(11,763)	$(46,317)	$(18,153)

Loss per common share (basic and diluted)	$(0.29)	$(0.14)	$(0.55)	$(0.22)
Weighted-average common shares outstanding (basic and diluted)	84,483	82,979	84,123	82,482
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net loss	$(24,719)	$(11,763)	$(46,317)	$(18,153)
Foreign currency translation adjustments, net of tax	(1,158)	(378)	(3,998)	86
Comprehensive loss	$(25,877)	$(12,141)	$(50,315)	$(18,067)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	July 29, 2022	July 30, 2021
Cash flows from operating activities:
Net loss	$(46,317)	$(18,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,515	19,863
Amortization of right of use asset	1,932	2,098
Amortization of costs capitalized to obtain revenue contracts	8,985	9,912
Amortization of costs capitalized to fulfill revenue contracts	2,565	2,738
Stock-based compensation expense	17,938	13,615
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	516	1,344
Income tax benefit	(12,854)	(5,112)
Provision for credit losses	(102)	448
Changes in assets and liabilities:
Accounts receivable	14,329	9,532
Net transactions with Dell	(592)	(8,903)
Inventories	30	(67)
Other assets	(6,933)	(8,232)
Accounts payable	5,685	(1,293)
Deferred revenue	(17,165)	(2,912)
Operating leases, net	(2,801)	(2,970)
Accrued and other liabilities	(25,145)	(25,185)
Net cash used in operating activities	(41,414)	(13,277)
Cash flows from investing activities:
Capital expenditures	(827)	(1,033)
Software development costs	(2,840)	(3,218)
Net cash used in investing activities	(3,667)	(4,251)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(8,087)	(9,945)
Proceeds from stock option exercises	—	4,134
Net cash used in financing activities	(8,087)	(5,811)
Net decrease in cash and cash equivalents	(53,168)	(23,339)
Cash and cash equivalents at beginning of the period	220,655	220,300
Cash and cash equivalents at end of the period	$167,487	$196,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended July 29, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, April 29, 2022	14,859	$149	70,000	$700	$941,082	$(291,220)	$(5,512)	$(19,896)	$625,303
Net loss	—	—	—	—	—	(24,719)	—	—	(24,719)
Other comprehensive income	—	—	—	—	—	—	(1,158)	—	(1,158)
Vesting of restricted stock units	168	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(57)	(1)	—	—	(645)	—	—	—	(645)
Stock-based compensation	—	—	—	—	8,812	—	—	—	8,812
Balances, July 29, 2022	14,970	$150	70,000	$700	$949,248	$(315,939)	$(6,670)	$(19,896)	$607,593

Six Months Ended July 29, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(46,317)	—	—	(46,317)
Other comprehensive loss	—	—	—	—	—	—	(3,998)	—	(3,998)
Vesting of restricted stock units	1,381	14	—	—	(14)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(693)	(7)	—	—	(8,080)	—	—	—	(8,087)
Stock-based compensation	—	—	—	—	17,938	—	—	—	17,938
Balances, July 29, 2022	14,970	$150	70,000	$700	$949,248	$(315,939)	$(6,670)	$(19,896)	$607,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended July 30, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, April 30, 2021	13,550	$135	70,000	$700	$916,527	$(236,221)	$(196)	$(19,896)	$661,049
Net loss	—	—	—	—	—	(11,763)	—	—	(11,763)
Other comprehensive loss	—	—	—	—	—	—	(378)	—	(378)
Vesting of restricted stock units	57	1	—	—	(1)	—	—	—	—
Exercise of stock options	1,417	14	—	—	4,120	—	—	—	4,134
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(932)	(9)	—	—	(3,095)	—	—	—	(3,104)
Stock-based compensation	—	—	—	—	7,580	—	—	—	7,580
Balances, July 30, 2021	14,092	$141	70,000	$700	$925,131	$(247,984)	$(574)	$(19,896)	$657,518

Six Months Ended July 30, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 29, 2021	12,450	$124	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(18,153)	—	—	(18,153)
Other comprehensive income	—	—	—	—	—	—	86	—	86
Vesting of restricted stock units	1,197	12	—	—	(12)	—	—	—	—
Exercise of stock options	1,417	14			4,120				4,134
Grant of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(1,457)	(14)	—	—	(9,931)	—	—	—	(9,945)
Stock-based compensation	—	—	—	—	13,615	—	—	—	13,615
Balances, July 30, 2021	14,092	$141	70,000	$700	$925,131	$(247,984)	$(574)	$(19,896)	$657,518
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
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, “Dell”), all shares of the Company’s outstanding Class B common stock, which as of July 29, 2022 represented approximately 82.4% of the Company's total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of the Company's outstanding common stock.
The Company has one primary business activity, which is to provide customers with technology-driven cybersecurity solutions. The Company’s chief operating decision-maker, who is the Chief Executive Officer, makes operating decisions, assesses performance and allocates resources on a consolidated basis. There are no segment managers who are held accountable for operations and operating results below the consolidated unit level. Accordingly, Secureworks operates its business as a single reportable segment.
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company’s financial statements and notes. The inputs into certain of the Company’s assumptions and estimations considered the economic implications of the coronavirus 2019 (“COVID-19”) pandemic, the Ukraine/Russia conflict and inflation concerns on the Company’s critical and significant accounting estimates. The condensed consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 3, 2023 and the fiscal year ended January 28, 2022 as fiscal 2023 and fiscal 2022, respectively. Fiscal 2023 has 53 weeks and fiscal 2022 had 52 weeks. In fiscal 2023, each quarter has 13 weeks, except for the fourth quarter, which will have 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, the Ukraine/Russia conflict and impacts of inflation. The Company considered the potential impact of the COVID-19 pandemic and current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three and six months ended July 29, 2022. As the COVID-19 pandemic and current economic environment continue to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company's estimates may change materially in future periods.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three and six months ended July 29, 2022, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2022.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Numerator:
Net loss	$(24,719)	$(11,763)	$(46,317)	$(18,153)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	84,483	82,979	84,123	82,482
Loss per common share:
Basic and Diluted	$(0.29)	$(0.14)	$(0.55)	$(0.22)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,057	4,873	5,980	5,449

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscription revenue and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service (“SaaS”) security platform and (ii) managed security services. Taegis offerings currently include two applications, Extended Detection and Response (“XDR”) and Vulnerability Detection and Response (“VDR”), along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response (“ManagedXDR”). Subscription-based managed security service arrangements typically include a suite of security services, up-front installation fees and maintenance, and they also may include the provision of an associated hardware appliance. Professional services typically include incident response and security and risk consulting solutions.
The following table presents revenue by service type (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net revenue:
Taegis Subscription Solutions	$42,809	$18,503	$80,025	$32,463
Managed Security Services	47,513	83,923	$104,710	$174,033
Total Subscription revenue	$90,322	$102,426	184,735	206,496
Professional Services	25,860	31,746	52,462	67,139
Total net revenue	$116,182	$134,172	$237,197	$273,635
Promises to provide the Company’s subscription-based solutions related to SaaS applications are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of July 29, 2022. Performance obligations related to the Company’s security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the six months ended July 29, 2022, on average, approximately 62% of the Company's recurring revenue was billed annually in advance and approximately 38% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company's deferred revenue during the six months ended July 29, 2022 and July 30, 2021 are as follows (in thousands):

	As of January 28, 2022	Upfront payments received and billings during the six months ended July 29, 2022	Revenue recognized during the six months ended July 29, 2022	As of July 29, 2022
Deferred revenue	$176,068	$143,991	$(160,151)	$159,908

	As of January 29, 2021	Upfront payments received and billings during the six months ended July 30, 2021	Revenue recognized during the six months ended July 30, 2021	As of July 30, 2021
Deferred revenue	$178,027	$176,529	$(179,137)	$175,419

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
As of July 29, 2022, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$259,274	$137,977	$86,236	$34,228	$833
Performance obligation - backlog	11,732	3,932	3,902	3,831	67
Total	$271,006	$141,909	$90,138	$38,059	$900
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended July 29, 2022 and July 30, 2021 are as follows (in thousands):

	As of January 28, 2022	Amount capitalized	Amount recognized	As of July 29, 2022
Deferred commissions	$53,978	$4,994	$(8,985)	$49,987
Deferred fulfillment costs	7,597	210	(2,565)	5,242

	As of January 29, 2021	Amount capitalized	Amount recognized	As of July 30, 2021
Deferred commissions	$57,888	$7,516	$(9,912)	$55,492
Deferred fulfillment costs	11,009	1,039	(2,700)	9,348
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs and did not identify any material changes to the expense recognition pattern during the six months ended July 29, 2022 or July 30, 2021.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $48 thousand due to foreign currency translation for the six months ended July 29, 2022, compared to January 28, 2022. Goodwill totaled $425.9 million as of July 29, 2022 and January 28, 2022.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2022 by performing a “Step 0” qualitative assessment of goodwill at the reporting unit level, as well as the Company’s indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company’s consideration of the relevant events and circumstances that would affect the Company’s single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, the Company’s overall financial performance, and trends in the market price of the Company’s Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values as of the annual impairment date. Further, no triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment occurred during the period through July 29, 2022.
Intangible Assets
The Company's intangible assets as of July 29, 2022 and January 28, 2022 were as follows:

	July 29, 2022			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(126,482)	$63,036	$189,518	$(119,435)	$70,083
Acquired Technology	141,784	(121,275)	20,509	141,784	(113,937)	27,847
Developed Technology	10,963	(3,482)	7,481	8,123	(2,439)	5,684
Finite-lived intangible assets	342,265	(251,239)	91,026	339,425	(235,811)	103,614
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$372,383	$(251,239)	$121,144	$369,543	$(235,811)	$133,732
Amortization expense related to finite-lived intangible assets was approximately $7.6 million and $15.4 million for the three and six months ended July 29, 2022, respectively, and $7.6 million and $14.9 million for the three and six months ended July 30, 2021, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended July 29, 2022 or July 30, 2021.

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
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of July 29, 2022 or January 28, 2022, and there were no amounts borrowed under the credit facility during the three and six months ended July 29, 2022 or July 30, 2021.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of July 29, 2022, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
As of July 29, 2022, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending. The Company has recorded an estimated liability in the amount of $8.7 million related to such matters, of which $0.2 million was accrued during the three months ended July 29, 2022. As of July 29, 2022, $1.6 million of the estimated liability is no longer subject to appeal and $7.1 million remains in appeal. The Company will continue to appeal these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its sales organization, supplemented by sales through partners. During the three and six months ended July 29, 2022 and July 30, 2021, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company recorded operating lease cost for facilities of approximately $1.3 million and $2.6 million for the three and six months ended July 29, 2022, respectively, and $1.3 million and $2.7 million for the three and six months ended July 30, 2021, respectively. Operating lease cost include expenses in connection with variable lease costs of $0.1 million and $0.2 million for the three and six months ended July 29, 2022, respectively, and $64 thousand and $0.1 million for the three and six months ended July 30, 2021, respectively, which primarily consisted of utilities and common area charges.
The Company recorded operating lease cost of equipment leases of approximately $30 thousand and $47 thousand for the three and six months ended July 29, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended July 30, 2021, respectively. Equipment lease costs included short-term lease costs of $14 thousand and $15 thousand for the three and six months ended July 29, 2022 respectively, and $0.1 million and $0.2 million for the three and six months ended July 30, 2021, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million and $3.2 million during the three and six months ended July 29, 2022, respectively, and $1.7 million and $3.6 million for the three and six months ended July 30, 2021, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

July 29, 2022
Weighted-average remaining lease term	4.1 years
Weighted-average discount rate	5.38%
The following table summarizes the maturity of the Company's operating lease liabilities as of July 29, 2022 (in thousands):

Fiscal Years Ending	July 29, 2022
2023	$2,861
2024	5,668
2025	5,095
2026	4,526
2027	4,088
Thereafter	—
Total operating lease payments	$22,238
Less imputed interest	2,325
Total operating lease liabilities	$19,913
The Company's leases have remaining lease terms of 2 months to 4.4 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

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
Under the 2016 Plan, the Company granted 332,376 and 3,982,900 restricted stock units during the three and six months ended July 29, 2022, respectively, and 509,839 and 2,358,802 restricted stock units during the three and six months ended July 30, 2021, respectively. The Company granted no restricted stock awards during the three and six months ended July 29, 2022. During the three and six months ended July 30, 2021, the Company granted 0 and 466,644 restricted stock awards, respectively. The annual restricted stock unit and restricted stock awards granted during these periods vest over a three-year period. Approximately 17% and 29% of such awards granted during the six months ended July 29, 2022 and July 30, 2021, respectively, are subject to performance conditions. All restricted stock units granted during the three months ended April 30, 2021 were subject to stockholder approval at the Company’s 2021 annual meeting held on June 21, 2021 of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan by 5,000,000 shares. Such stockholder approval was obtained and those awards were deemed granted and outstanding for accounting purposes during the three months ended July 30, 2021.
The Company grants long-term cash awards to certain employees under the 2016 Plan. A portion of the cash awards issued prior to fiscal 2021 were subject to various performance conditions and vest in equal annual installments over a three-year period. The Company granted no cash awards during the three and six months ended July 29, 2022, compared to $1.5 million and $9.0 million of cash awards granted during the three and six months ended July 30, 2021, respectively, that vest in equal installments over a three-year period. The Company recognized $1.1 million and $2.5 million of related compensation expense for the three and six months ended July 29, 2022, respectively, and $1.6 million and $3.2 million of related compensation expense for the three and six months ended July 30, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three and six months ended July 29, 2022 and July 30, 2021 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Loss before income taxes	$(32,118)	$(14,502)	$(59,171)	$(23,265)
Income tax benefit	$(7,399)	$(2,739)	$(12,854)	$(5,112)
Effective tax rate	23.0%	18.9%	21.7%	22.0%
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
Effective for tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development (“R&D”) expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States. If Section 174 of the Internal Revenue Code is not modified, repealed or deferred to a future date by the United States Congress, then the Company will have taxable income in the near-term delaying Dell’s utilization of the Company’s net operating losses to future years.
The Company's effective tax benefit rate was 23.0% and 21.7% for the three and six months ended July 29, 2022, respectively, and 18.9% and 22.0% for the three and six months ended July 30, 2021, respectively. The change in the Company's effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.1 million and $0.6 million for the three and six months ended July 29, 2022, respectively, and $0.4 million and $0.1 million for the three and six months ended July 30, 2021, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value for both the three and six month periods ended July 29, 2022 and July 30, 2021 on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for both the three and six month periods ended July 29, 2022 and July 30, 2021 than the amounts deducted for financial reporting purposes.
As of July 29, 2022 and January 28, 2022, the Company had $5.5 million and $5.5 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 28, 2022. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of July 29, 2022 and January 28, 2022. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the six months ended July 29, 2022 would have been $59.2 million, $5.3 million and $53.9 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of July 29, 2022 and January 28, 2022, the Company had a net operating loss receivable from Dell of $14.1 million and $10.7 million, respectively. The Company had $4.3 million and $4.2 million of unrecognized tax benefits as of July 29, 2022 and January 28, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.9 million and $1.9 million for the three and six months ended July 29, 2022, respectively, and $0.9 million and $1.9 million for the three and six months ended July 30, 2021, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage ("EMC"), totaled $0.2 million and $0.4 million for the three and six months ended July 29, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended July 30, 2021, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc. ("VMware"), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.2 million and $0.5 million for the three and six months ended July 29, 2022, respectively and $0.5 million and $1.1 million for the three and six months ended July 30, 2021, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continues to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million and $0.3 million for the three and six months ended July 29, 2022, respectively, and $0.2 million and $0.3 million for the three and six months ended July 30, 2021, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $0.4 million and $1.7 million for the three and six months ended July 29, 2022, respectively, and $1.5 million and $2.6 million for the three and six months ended July 30, 2021, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $0.1 million and $0.2 million for the three and six months ended July 29, 2022, respectively, and $51 thousand and $0.1 million for the three and six months ended July 30, 2021, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.4 million and $30.6 million for the three and six months ended July 29, 2022, respectively, and $15.2 million and $30.2 million for the three and six months ended July 30, 2021, respectively. In addition, as of July 29, 2022, the Company had approximately $0.5 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $1.2 million and $2.8 million for the three and six months ended July 29, 2022, respectively, and $2.9 million and $6.2 million for the three and six months ended July 30, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of July 29, 2022 and January 28, 2022 (in thousands).

	July 29, 2022	January 28, 2022
Related party payable (in accrued and other current liabilities)	$3,977	$3,088

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$7,437	$7,700

Net operating loss tax sharing receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$14,145	$10,693
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of July 29, 2022 and January 28, 2022 were as follows (in thousands):

	July 29, 2022	January 28, 2022
	Level 1	Level 1
Cash equivalents - Money Market Funds	$60,956	$115,846
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended January 28, 2022 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 filed with the SEC on March 23, 2022, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the COVID-19 pandemic, the Ukraine/Russia conflict, inflation concerns and other characterizations of future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 3, 2023 and the fiscal year ended January 28, 2022 as fiscal 2023 and fiscal 2022, respectively. Fiscal 2023 has 53 weeks and fiscal 2022 had 52 weeks. In fiscal 2023, each quarter has 13 weeks, except for the fourth quarter, which will have 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
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
Our vision is to be the essential cybersecurity company for a digitally connected world by providing the security platform of choice to deliver our holistic approach to security at scale for our customers to achieve their best security outcomes. We combine considerable experience from securing thousands of customers, processing billions of customer events with our machine-learning capabilities in our security platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
We know from our experience that security based on “point” products operating in silos is not sufficient to outpace the adversary at scale. Through our vendor-inclusive approach, we create integrated and comprehensive solutions by proactively managing the collection of point products deployed by our customers to address specific security issues and provide solutions to reduce their cybersecurity risk.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We believe a platform that supports innovation and collaboration enables the power of the security community to collectively outmaneuver the adversary. Leveraging our extensive security expertise and knowledge, we utilize unique insights to build an integrated security platform that fuels efficient and effective security operations for customers and partners.
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
Our solutions leverage the proprietary technologies, security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than two decades. As key elements of our strategy, we seek to:
•be the cloud-native SaaS security platform of choice,
•broaden our reach with security service providers to deliver our security platform globally,
•utilize our data assets to maximize the performance of our solutions, and
•empower the global security community to beat the adversary at scale.
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
Our proprietary Taegis security platform, which we launched in fiscal 2020, was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations. The Taegis security platform is a core element for our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions. We expanded our Taegis SaaS applications with Vulnerability, Detection and Response, or VDR, during fiscal 2021 with our acquisition of Delve Laboratories Inc.
Taegis Extended Detection and Response, or XDR, VDR and Managed Detection and Response, or ManagedXDR, are the first in a suite of software-driven applications and solutions that Secureworks plans to release driven by our Taegis security platform.
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
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a “pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources for the three and six months ended July 29, 2022. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods.
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
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts and on our ability to be at the forefront of threat intelligence research and adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our Taegis security platform and solutions will contribute to long-term revenue growth, but such investment may continue to adversely affect our prospects for near-term profitability.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	July 29, 2022	July 30, 2021
Managed security subscription customer base	1,900	3,100
Taegis subscription customer base	1,500	700
Total subscription customer base	3,100	3,600

Total customer base	4,700	5,200

Managed security annual recurring revenue (in millions)	$159.1	$314.4
Taegis annual recurring revenue (in millions)	201.2	100.6
Total annual recurring revenue (in millions)	$360.2	$415.0

Managed security average subscription revenue per customer (in thousands)	$84.8	$101.8
Taegis average subscription revenue per customer (in thousands)	$136.4	$148.6
Total average subscription revenue per customer (in thousands)	$114.7	$116.5

Net revenue retention rate	90%	95%
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
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of July 29, 2022 and July 30, 2021, approximately 53% and 61%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
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

Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP cost of revenue, non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services gross profit, non-GAAP gross margin, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP operating expenses, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net (loss) income, non-GAAP (loss) earnings per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross profit, subscription cost of revenue, professional services cost of revenue, operating expense, research and development expenses, sales and marketing expenses, general and administrative expenses, operating income (loss), net income (loss), earnings (loss) per share in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis.
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
•Stock-based Compensation Expense. Non-cash stock-based compensation expense relates to Secureworks' equity plan. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.
•Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021

	(in thousands, except per share data)
GAAP net revenue(1)	$116,182	$134,172	$237,197	$273,635
GAAP subscription cost of revenue	$34,060	$37,058	$66,886	$74,730
Amortization of intangibles	(4,115)	(4,044)	(8,380)	(7,863)
Stock-based compensation expense	(167)	(15)	(290)	(117)
Non-GAAP subscription cost of revenue	$29,778	$32,999	$58,216	$66,750
GAAP professional services cost of revenue	$15,519	$19,425	$32,128	$38,960
Stock-based compensation expense	(345)	(176)	(732)	(372)
Non-GAAP professional services cost of revenue	$15,174	$19,249	$31,396	$38,588
GAAP gross profit	$66,603	$77,689	$138,183	$159,945
Amortization of intangibles	4,115	4,044	8,380	7,863
Stock-based compensation expense	511	190	1,021	489
Non-GAAP gross profit	$71,229	$81,923	$147,584	$168,297
GAAP research and development expenses	$33,638	$30,417	$66,969	$58,569
Stock-based compensation expense	(2,640)	(1,542)	(5,383)	(2,640)
Non-GAAP research and development expenses	$30,998	$28,875	$61,586	$55,929
GAAP sales and marketing expenses	$40,940	$34,685	$80,185	$71,090
Stock-based compensation expense	(1,627)	(1,016)	(3,265)	(1,748)
Non-GAAP sales and marketing expenses	$39,313	$33,669	$76,920	$69,342
GAAP general and administrative expenses	$24,274	$26,488	$49,634	$52,043
Amortization of intangibles	(3,523)	(3,523)	(7,047)	(7,047)
Stock-based compensation expense	(4,034)	(4,832)	(8,269)	(8,738)
Non-GAAP general and administrative expenses	$16,717	$18,133	$34,318	$36,258
GAAP operating loss	$(32,249)	$(13,901)	$(58,605)	$(21,757)
Amortization of intangibles	7,638	7,567	15,427	14,910
Stock-based compensation expense	8,812	7,580	17,938	13,615
Non-GAAP operating (loss) income	$(15,799)	$1,246	$(25,240)	$6,768
GAAP net loss	$(24,719)	$(11,763)	$(46,317)	$(18,153)
Amortization of intangibles	7,638	7,567	15,427	14,910
Stock-based compensation expense	8,812	7,580	17,938	13,615
Aggregate adjustment for income taxes	(3,024)	(2,463)	(5,944)	(5,460)
Non-GAAP net (loss) income	$(11,293)	$921	$(18,896)	$4,912
GAAP loss per share	$(0.29)	$(0.14)	$(0.55)	$(0.22)
Amortization of intangibles	0.09	0.09	0.18	0.18
Stock-based compensation expense	0.10	0.09	0.21	0.16
Aggregate adjustment for income taxes	(0.04)	(0.03)	(0.07)	(0.07)
Non-GAAP (loss) earnings per share *	$(0.13)	$0.01	$(0.22)	$0.06
* Sum of reconciling items may differ from total due to rounding of individual components
GAAP net loss	$(24,719)	$(11,763)	$(46,317)	$(18,153)
Interest and other, net	(131)	601	566	1,508
Income tax benefit	(7,399)	(2,739)	(12,854)	(5,112)
Depreciation and amortization	9,132	9,945	18,515	19,863
Stock-based compensation expense	8,812	7,580	17,938	13,615
Adjusted EBITDA	$(14,305)	$3,624	$(22,152)	$11,721
(1) Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of July 29, 2022 represented approximately 82.4% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of July 29, 2022, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which service is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2023, approximately 78% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 22% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 33% of our total net revenue in the second quarters of both fiscal 2023 and fiscal 2022. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 77 countries as of July 29, 2022.
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
Income Tax Benefit
Our effective tax benefit rate was 23.0% and 21.7% for the three and six months ended July 29, 2022, respectively, and 18.9% and 22.0% for the three and six months ended July 30, 2021, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
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

Results of Operations
Three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021
The following tables summarize our key performance indicators for the three and six months ended July 29, 2022 and July 30, 2021.

	Three Months Ended				Six Months Ended
	July 29, 2022		July 30, 2021		July 29, 2022		July 30, 2021
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$90,322	77.7%	$102,426	76.3%	$184,735	77.9%	$206,496	75.5%
Professional Services	25,860	22.3%	31,746	23.7%	52,462	22.1%	67,139	24.5%
Total net revenue	$116,182	100.0%	$134,172	100.0%	$237,197	100.0%	$273,635	100.0%
Cost of revenue:
Subscription	$34,060	37.7%	$37,058	36.2%	$66,886	36.2%	$74,730	36.2%
Professional Services	15,519	60.0%	19,425	61.2%	32,128	61.2%	38,960	58.0%
Total cost of revenue	$49,579	42.7%	$56,483	42.1%	$99,014	41.7%	$113,690	41.5%
Total gross profit	$66,603	57.3%	$77,689	57.9%	$138,183	58.3%	$159,945	58.5%
Operating expenses:
Research and development	$33,638	29.0%	$30,417	22.7%	$66,969	28.2%	$58,569	21.4%
Sales and marketing	40,940	35.2%	34,685	25.9%	80,185	33.8%	71,090	26.0%
General and administrative	24,274	20.9%	26,488	19.7%	49,634	20.9%	52,043	19.0%
Total operating expenses	$98,852	85.1%	$91,590	68.3%	$196,788	83.0%	$181,702	66.4%
Operating loss	$(32,249)	(27.8)%	$(13,901)	(10.4)%	$(58,605)	(24.7)%	$(21,757)	(7.9)%
Net loss	$(24,719)	(21.3)%	$(11,763)	(8.8)%	$(46,317)	(19.5)%	$(18,153)	(6.6)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$29,778	33.0%	$32,999	32.2%	$58,216	31.5%	$66,750	32.3%
Non-GAAP Professional Services	15,174	58.7%	19,249	60.6%	31,396	59.8%	38,588	57.5%
Total Non-GAAP cost of revenue	$44,953	38.7%	$52,249	38.9%	$89,613	37.8%	$105,338	38.5%
Non-GAAP gross profit	$71,229	61.3%	$81,923	61.1%	$147,584	62.2%	$168,297	61.5%
Non-GAAP operating expenses:
Non-GAAP research and development	$30,998	26.7%	$28,875	21.5%	$61,586	26.0%	$55,929	20.4%
Non-GAAP sales and marketing	39,313	33.8%	33,669	25.1%	76,920	32.4%	69,342	25.3%
Non-GAAP general and administrative	16,717	14.4%	18,133	13.5%	34,318	14.5%	36,258	13.3%
Non-GAAP operating expenses	$87,028	74.9%	$80,677	60.1%	$172,824	72.9%	$161,529	59.0%
Non-GAAP operating (loss) income	$(15,799)	(13.6)%	$1,246	1.0%	$(25,240)	(10.6)%	$6,768	2.5%
Non-GAAP net (loss) income	$(11,293)	(9.7)%	$921	0.7%	$(18,896)	(8.0)%	$4,912	1.8%
Adjusted EBITDA	$(14,305)	(12.3)%	$3,624	2.7%	$(22,152)	(9.3)%	$11,721	4.3%
_____________________
(1)    See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for more information about these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. Non-GAAP financial measures as a percentage of revenue are calculated based on total GAAP net revenue, except for non-GAAP subscription cost of revenue and non-GAAP professional services cost of revenue measures, which are calculated based on GAAP subscription net revenue and GAAP professional services net revenue, respectively.

Revenue
The following table presents information regarding our net revenue for the three and six months ended July 29, 2022 and July 30, 2021.

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2022	July 30, 2021	$	%	July 29, 2022	July 30, 2021	$	%

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$42,809	$18,503	$24,306	131.4%	$80,025	$32,463	$47,562	146.5%
Managed Security Services	47,513	83,923	(36,410)	(43.4)%	104,710	174,033	(69,323)	(39.8)%
Total Subscription revenue	$90,322	$102,426	$(12,104)	(11.8)%	$184,735	$206,496	$(21,761)	(10.5)%
Professional services	25,860	31,746	(5,886)	(18.5)%	52,462	67,139	(14,677)	(21.9)%
Total net revenue	$116,182	$134,172	$(17,990)	(13.4)%	$237,197	$273,635	$(36,438)	(13.3)%
Subscription Revenue. For the three and six months ended July 29, 2022, subscription revenue decreased $12.1 million, or 11.8%, and $21.8 million, or 10.5%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. For the three and six months ended July 29, 2022, professional services revenue decreased $5.9 million, or 18.5%, and $14.7 million or 21.9%, respectively. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours from the fiscal 2022 periods.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $1.2 million and $2.8 million for the three and six months ended July 29, 2022, respectively, and $2.9 million and $6.2 million for the three and six months ended July 30, 2021, respectively. Of the revenue derived from Dell, subscription revenue represented approximately 26% for the three and six months ended July 29, 2022, and 39% and 42% for the three and six months ended July 30, 2021, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three and six months ended July 29, 2022, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $38.8 million and $79.3 million, respectively, and represented 33% of our total revenue in both periods. For the three and six months ended July 30, 2021, international revenue totaled $44.5 million and $89.4 million and represented 33% and 32% of total revenue, respectively. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and six months ended July 29, 2022 and July 30, 2021.

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2022	July 30, 2021	$	%	July 29, 2022	July 30, 2021	$	%

	(in thousands, except percentages)
Cost of revenue:
Subscription	$34,060	$37,058	$(2,998)	(8.1)%	$66,886	$74,730	$(7,844)	(10.5)%
Professional Services	15,519	19,425	(3,906)	(20.1)%	32,128	38,960	(6,832)	(17.5)%
Total cost of revenue	$49,579	$56,483	$(6,904)	(12.2)%	$99,014	$113,690	$(14,676)	(12.9)%
Other Financial Information
Non-GAAP cost of revenue:
Non-GAAP Subscription	$29,778	$32,999	$(3,221)	(9.8)%	$58,216	$66,750	$(8,534)	(12.8)%
Non-GAAP Professional Services	15,174	19,249	(4,075)	(21.2)%	31,396	38,588	(7,192)	(18.6)%
Total Non-GAAP cost of revenue(1)	$44,953	$52,249	$(7,296)	(14.0)%	$89,613	$105,338	$(15,725)	(14.9)%

(1) See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended July 29, 2022, subscription cost of revenue decreased $3.0 million, or 8.1%. As a percentage of revenue, subscription cost of revenue increased 150 basis points to 37.7%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue increased 80 basis points to 33.0%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
For the six months ended July 29, 2022, subscription cost of revenue decreased $7.8 million, or 10.5%. As a percentage of revenue, subscription cost of revenue decreased — basis points to 36.2%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 80 basis points to 31.5%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
Professional Services Cost of Revenue. For the three months ended July 29, 2022, professional services cost of revenue decreased $3.9 million, or 20.1%. As a percentage of revenue, professional services cost of revenue decreased 120 basis points to 60.0%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 190 basis points to 58.7%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
For the six months ended July 29, 2022, professional services cost of revenue decreased $6.8 million, or 17.5%. As a percentage of revenue, professional services cost of revenue increased 320 basis points to 61.2%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 230 basis points to 59.8%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional service offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and six months ended July 29, 2022 and July 30, 2021.

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2022	July 30, 2021	$	%	July 29, 2022	July 30, 2021	$	%

	(in thousands, except percentages)
Gross Profit:
Subscription	$56,262	$65,368	$(9,106)	(13.9)%	$117,849	$131,766	$(13,917)	(10.6)%
Professional Services	10,341	12,321	(1,980)	(16.1)%	20,334	28,179	(7,845)	(27.8)%
Total Gross Profit	$66,603	$77,689	$(11,086)	(14.3)%	$138,183	$159,945	$(21,762)	(13.6)%

Gross Margin:
Subscription	62.3%	63.8%	(1.5)%		63.8%	63.8%	—%
Professional Services	40.0%	38.8%	1.2%		38.8%	42.0%	(3.2)%
Total Gross Margin	57.3%	57.9%	(0.6)%		58.3%	58.5%	(0.2)%

Other Financial Information
Non-GAAP Gross Profit:
Non-GAAP Subscription	$60,544	$69,427	$(8,883)	(12.8)%	$126,519	$139,746	$(13,227)
Non-GAAP Professional Services	10,686	12,497	(1,811)	(14.5)%	21,066	28,551	(7,485)
Total Non-GAAP Gross Profit(1)	$71,229	$81,923	$(10,694)	(13.1)%	$147,584	$168,297	$(20,713)

Non-GAAP Gross Margin:
Non-GAAP Subscription	67.0%	67.8%	(0.8)%		68.5%	67.7%	0.8%
Non-GAAP Professional Services	41.3%	39.4%	1.9%		40.2%	42.5%	(2.3)%
Total Non-GAAP Gross Margin	61.3%	61.1%	0.2%		62.2%	61.5%	0.7%

(1) See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin decreased 1.5% for the three months ended July 29, 2022 and remained unchanged for the six months ended July 29, 2022. We expect subscription gross margin to fluctuate from period to period as we continue to prioritize the growth and delivery of comprehensive higher-value security offerings with our Taegis subscription solutions, while driving scale and operational efficiencies associated with reducing our non-strategic managed security service offerings.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin decreased 0.8% for the three months ended July 29, 2022. For the six months ended July 29, 2022, gross margin increased 0.8%.
Professional Services Gross Margin. Professional services gross margin increased 1.2% for the three months ended July 29, 2022. For the six months ended July 29, 2022, gross margin decreased 3.2%. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin increased 1.9% for the three months ended July 29, 2022. For the six months ended July 29, 2022, non-GAAP professional services gross margin decreased 2.3%.

Operating Expenses
The following table presents information regarding our operating expenses during the three and six months ended July 29, 2022 and July 30, 2021.

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2022	July 30, 2021	$	%	July 29, 2022	July 30, 2021	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$33,638	$30,417	$3,221	10.6%	$66,969	$58,569	$8,400	14.3%
Sales and marketing	40,940	34,685	6,255	18.0%	80,185	71,090	9,095	12.8%
General and administrative	24,274	26,488	(2,214)	(8.4)%	49,634	52,043	(2,409)	(4.6)%
Total operating expenses	$98,852	$91,590	$7,262	7.9%	$196,788	$181,702	$15,086	8.3%

Other Financial Information
Non-GAAP research and development	$30,998	$28,875	$2,123	7.4%	$61,586	$55,929	$5,657	10.1%
Non-GAAP sales and marketing	39,313	33,669	5,644	16.8%	76,920	69,342	7,578	10.9%
Non-GAAP general and administrative	16,717	18,133	(1,416)	(7.8)%	34,318	36,258	(1,940)	(5.4)%
Non-GAAP operating expenses (1)	$87,028	$80,677	$6,351	7.9%	$172,824	$161,529	$11,295	7.0%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended July 29, 2022, R&D expenses increased $3.2 million, or 10.6%. As a percentage of revenue, R&D expenses increased 630 basis points to 29.0%, and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 520 basis points to 26.7%. The increase in R&D expenses was primarily attributable to higher employee-related expenses associated with R&D personnel resulting from the continued development of our Taegis solutions.
For the six months ended July 29, 2022, R&D expenses increased $8.4 million, or 14.3%. As a percentage of revenue, R&D expenses increased 680 basis points to 28.2% and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 560 basis points to 26.0%. The increase in R&D expenses was primarily attributable to higher employee-related expenses associated with R&D personnel resulting from the continued development of our Taegis solutions.
Sales and Marketing Expenses. For the three months ended July 29, 2022, S&M expenses increased $6.3 million, or 18.0%. As a percentage of revenue, S&M expenses increased 930 basis points to 35.2%, and on a non-GAAP basis, S&M expenses as a percentage of revenue increased 870 basis points to 33.8%. The increase in S&M expenses was primarily attributable to costs incurred in connection with our Taegis marketing campaigns and headcount growth, the effect of which was partially offset by a decrease in commission expenses.
For the six months ended July 29, 2022, S&M expenses increased $9.1 million, or 12.8%. As a percentage of revenue, S&M expenses increased 780 basis points to 33.8%, and on a non-GAAP basis, S&M expenses as a percentage of revenue increased 710 basis points to 32.4%. The increase in S&M expenses was primarily attributable to costs incurred in connection with our Taegis marketing campaigns and headcount growth, the effect of which was partially offset by a decrease in commission expenses.
General and Administrative Expenses. For the three months ended July 29, 2022, G&A expenses decreased $2.2 million, or 8.4%. As a percentage of revenue, G&A expenses increased 120 basis points to 20.9%, and on a non-GAAP basis, G&A expenses as a percentage of revenue increased 90 basis points to 14.4%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs, which were partially offset by a higher allocation of shared expenses.
For the six months ended July 29, 2022, G&A expenses decreased $2.4 million, or 4.6%. As a percentage of revenue, G&A expenses increased 190 basis points to 20.9%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 120 basis points to 14.5%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs, which were partially offset by a higher allocation of shared expenses.

Operating Loss
Our operating loss for the three months ended July 29, 2022 and July 30, 2021 was $32.2 million and $13.9 million, respectively. As a percentage of revenue, our operating loss was 27.8% and 10.4% for the three months ended July 29, 2022 and July 30, 2021, respectively. The increase in our operating loss was primarily attributable to our decreased gross profit and increased operating expenses as we continue to invest in the business to drive growth.
Our operating loss for the six months ended July 29, 2022 and July 30, 2021 was $58.6 million and $21.8 million, respectively. As a percentage of revenue, our operating loss was 24.7% and 7.9% for the six months ended July 29, 2022 and July 30, 2021, respectively. The increase in our operating loss was primarily attributable to our decreased gross profit and increased operating expenses as we continue to invest in the business to drive growth.
Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments for amortization of intangible assets and stock-based compensation expense, our non-GAAP operating loss was $15.8 million and $25.2 million for the three and six months ended July 29, 2022, respectively, compared to operating income of $1.2 million and $6.8 million for the three and six months ended July 30, 2021, respectively.
Interest and Other, Net
Interest and other, net represented income of $0.1 million for the three months ended July 29, 2022 and net expense of $0.6 million for the six months ended July 29, 2022, compared with net expense of $0.6 million and $1.5 million for the three and six months ended July 30, 2021, respectively. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $7.4 million, or 23.0%, and $12.9 million, or 21.7%, of our pre-tax loss during the three and six months ended July 29, 2022, respectively, and $2.7 million, or 18.9%, and $5.1 million, or 22.0%, of our pre-tax loss during the three and six months ended July 30, 2021, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $24.7 million increased $13.0 million, or 110.1%, for the three months ended July 29, 2022 compared to the three months ended July 30, 2021. Our net loss of $46.3 million increased $28.2 million, or 155.1%, for the six months ended July 29, 2022 compared to the six months ended July 30, 2021. Net loss on a non-GAAP basis for the three months ended July 29, 2022 was $11.3 million compared to non-GAAP net income of $0.9 million for the three months ended July 30, 2021. For the six months ended July 29, 2022, Non-GAAP net loss was $18.9 million compared to non-GAAP net income of $4.9 million for the six months ended July 30, 2021. The changes on both a GAAP and non-GAAP basis were attributable to lower revenue from our continued focus on reducing non-strategic service offerings and to our increased operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current quarter.

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
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	July 29, 2022	January 28, 2022

	(in thousands)
Cash and cash equivalents	$167,487	$220,655
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of July 29, 2022 or January 28, 2022, and we did not borrow any amounts under the facility during any period covered by this report. Effective March 23, 2022, the facility was amended and restated to extend the maturity date to March 23, 2023 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.23%. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For more information regarding the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.

Cash Flows

	Six Months Ended
	July 29, 2022	July 30, 2021

	(in thousands)
Net change in cash from:
Operating activities	$(41,414)	$(13,277)
Investing activities	(3,667)	(4,251)
Financing activities	(8,087)	(5,811)
Change in cash and cash equivalents	$(53,168)	$(23,339)
Operating Activities — Cash used in operating activities totaled $41.4 million and $13.3 million for the six months ended July 29, 2022 and July 30, 2021, respectively. The increased use of our operating cash was primarily driven by our strategic investment in the business focused on marketing and research and development initiatives regarding our Taegis offerings.
Investing Activities — Cash used in investing activities totaled $3.7 million and $4.3 million for the six months ended July 29, 2022 and July 30, 2021, respectively. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, which decreased slightly for the six months ended July 29, 2022 from the same period in fiscal 2021.
Financing Activities — Cash used in financing activities totaled $8.1 million and $5.8 million for the six months ended July 29, 2022 and July 30, 2021, respectively. The use of cash flows for the six months ended July 29, 2022 reflected employee tax withholding payments of $8.1 million on restricted stock awards paid by us. The use of cash flows for the six months ended July 30, 2021 reflected such employee tax withholding payments of $9.9 million, offset in part by $4.1 million of proceeds from stock option exercises.
Off-Balance Sheet Arrangements
As of July 29, 2022, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation" in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and six months ended July 29, 2022.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2022. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of July 29, 2022.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Amendment No. 7 to Amended and Restated Reseller Agreement, dated as of June 23, 2022, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

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

________

*     Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Paul M. Parrish
Paul M. Parrish
Chief Financial Officer
(Duly Authorized Officer)

Date: September 1, 2022