Form 10-Q
period 2022-10-28
SecureWorks Corp
filed 2022-12-01
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2022

or
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 28, 2022, there were 84,650,470 shares of the registrant's common stock outstanding, consisting of 14,650,470 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	October 28, 2022	January 28, 2022

ASSETS
Current assets:
Cash and cash equivalents	$139,032	$220,655
Accounts receivable, net of allowances of $2,426 and $3,510, respectively	64,054	86,231
Inventories, net	683	505
Other current assets	26,174	26,040
Total current assets	229,943	333,431
Property and equipment, net	5,426	8,426
Operating lease right-of-use assets, net	14,245	17,441
Goodwill	425,353	425,926
Intangible assets, net	113,762	133,732
Other non-current assets	62,124	68,346
Total assets	$850,853	$987,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,682	$15,062
Accrued and other current liabilities	65,240	88,122
Short-term deferred revenue	136,950	163,304
Total current liabilities	221,872	266,488
Long-term deferred revenue	7,566	12,764
Operating lease liabilities, non-current	13,125	16,869
Other non-current liabilities	22,391	43,124
Total liabilities	264,954	339,245
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,650 and 14,282 shares issued and outstanding, at October 28, 2022 and January 28, 2022, respectively.	147	143
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	958,420	939,404
Accumulated deficit	(344,085)	(269,622)
Accumulated other comprehensive loss	(9,387)	(2,672)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	585,899	648,057
Total liabilities and stockholders' equity	$850,853	$987,302
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenue:
Subscription	$87,191	$102,992	$271,926	$309,488
Professional services	23,751	30,707	76,213	97,846
Total net revenue	110,942	133,699	348,139	407,334
Cost of revenue:
Subscription	32,136	34,888	99,022	109,423
Professional services	13,444	18,002	45,572	57,157
Total cost of revenue	45,580	52,890	144,594	166,580
Gross profit	65,362	80,809	203,545	240,754
Operating expenses:
Research and development	35,263	32,767	102,232	91,336
Sales and marketing	41,380	35,008	121,565	106,098
General and administrative	24,725	28,404	74,359	80,447
Total operating expenses	101,368	96,179	298,156	277,881
Operating loss	(36,006)	(15,370)	(94,611)	(37,127)
Interest and other, net	(661)	(762)	(1,227)	(2,270)
Loss before income taxes	(36,667)	(16,132)	(95,838)	(39,397)
Income tax benefit	(8,521)	(3,269)	(21,375)	(8,381)
Net loss	$(28,146)	$(12,863)	$(74,463)	$(31,016)

Loss per common share (basic and diluted)	$(0.33)	$(0.15)	$(0.88)	$(0.37)
Weighted-average common shares outstanding (basic and diluted)	84,584	83,297	84,277	82,754
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net loss	$(28,146)	$(12,863)	$(74,463)	$(31,016)
Foreign currency translation adjustments, net of tax	(2,717)	(621)	(6,715)	(535)
Comprehensive loss	$(30,863)	$(13,484)	$(81,178)	$(31,551)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	October 28, 2022	October 29, 2021
Cash flows from operating activities:
Net loss	$(74,463)	$(31,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,728	29,914
Amortization of right of use asset	2,853	3,081
Amortization of costs capitalized to obtain revenue contracts	13,319	14,693
Amortization of costs capitalized to fulfill revenue contracts	3,635	4,002
Stock-based compensation expense	27,504	23,677
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,386	2,374
Income tax benefit	(21,375)	(8,381)
Provision for credit losses	(552)	73
Changes in assets and liabilities:
Accounts receivable	21,584	12,460
Net transactions with Dell	(3,741)	(6,794)
Inventories	(178)	45
Other assets	(9,709)	(10,588)
Accounts payable	4,550	(3,814)
Deferred revenue	(33,171)	(8,830)
Operating leases, net	(4,086)	(4,266)
Accrued and other liabilities	(23,462)	(18,403)
Net cash used in operating activities	(68,178)	(1,773)
Cash flows from investing activities:
Capital expenditures	(1,609)	(1,248)
Software development costs	(3,352)	(4,574)
Net cash used in investing activities	(4,961)	(5,822)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(8,484)	(11,710)
Proceeds from stock option exercises	—	4,134
Net cash used in financing activities	(8,484)	(7,576)
Net decrease in cash and cash equivalents	(81,623)	(15,171)
Cash and cash equivalents at beginning of the period	220,655	220,300
Cash and cash equivalents at end of the period	$139,032	$205,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended October 28, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, July 29, 2022	14,970	$150	70,000	$700	$949,248	$(315,939)	$(6,670)	$(19,896)	$607,593
Net loss	—	—	—	—	—	(28,146)	—	—	(28,146)
Other comprehensive loss	—	—	—	—	—	—	(2,717)	—	(2,717)
Vesting of restricted stock units	168	2	—	—	(2)	—	—	—	—
Grant and forfeitures of restricted stock awards	(423)	(4)	—	—	4	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(65)	(1)	—	—	(396)	—	—	—	(397)
Stock-based compensation	—	—	—	—	9,566	—	—	—	9,566
Balances, October 28, 2022	14,650	$147	70,000	$700	$958,420	$(344,085)	$(9,387)	$(19,896)	$585,899

Nine Months Ended October 28, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(74,463)	—	—	(74,463)
Other comprehensive loss	—	—	—	—	—	—	(6,715)	—	(6,715)
Vesting of restricted stock units	1,549	15	—	—	(15)	—	—	—	—
Grant and forfeitures of restricted stock awards	(423)	(4)	—	—	4	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(758)	(8)	—	—	(8,477)	—	—	—	(8,484)
Stock-based compensation	—	—	—	—	27,504	—	—	—	27,504
Balances, October 28, 2022	14,650	$147	70,000	$700	$958,420	$(344,085)	$(9,387)	$(19,896)	$585,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended October 29, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, July 30, 2021	14,092	$141	70,000	$700	$925,131	$(247,984)	$(574)	$(19,896)	$657,518
Net loss	—	—	—	—	—	(12,863)	—	—	(12,863)
Other comprehensive loss	—	—	—	—	—	—	(621)	—	(621)
Vesting of restricted stock units	183	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(73)	(1)	—	—	(1,764)	—	—	—	(1,765)
Stock-based compensation	—	—	—	—	10,062	—	—	—	10,062
Balances, October 29, 2021	14,202	$142	70,000	$700	$933,427	$(260,847)	$(1,195)	$(19,896)	$652,331

Nine Months Ended October 29, 2021	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 29, 2021	12,450	$124	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(31,016)	—	—	(31,016)
Other comprehensive loss	—	—	—	—	—	—	(535)	—	(535)
Vesting of restricted stock units	1,380	14	—	—	(14)	—	—	—	—
Exercise of stock options	1,417	14			4,120				4,134
Grant and forfeitures of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(1,530)	(15)	—	—	(11,695)	—	—	—	(11,710)
Stock-based compensation	—	—	—	—	23,677	—	—	—	23,677
Balances, October 29, 2021	14,202	$142	70,000	$700	$933,427	$(260,847)	$(1,195)	$(19,896)	$652,331
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
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, “Dell”), all shares of the Company’s outstanding Class B common stock, which as of October 28, 2022 represented approximately 82.7% of the Company's total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of the Company's outstanding common stock.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 3, 2023 and the fiscal year ended January 28, 2022 as fiscal 2023 and fiscal 2022, respectively. Fiscal 2023 consists of 53 weeks and fiscal 2022 consisted of 52 weeks. In fiscal 2023, each quarter has 13 weeks, except for the fourth quarter, which will have 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, the Ukraine/Russia conflict and impacts of inflation. The Company considered the potential impact of the COVID-19 pandemic and current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company's condensed consolidated financial statements as of and for the three and nine months ended October 28, 2022. As the COVID-19 pandemic and current economic environment continue to develop, many of the Company's estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company's estimates may change materially in future periods.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three and nine months ended October 28, 2022, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2022.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Numerator:
Net loss	$(28,146)	$(12,863)	$(74,463)	$(31,016)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	84,584	83,297	84,277	82,754
Loss per common share:
Basic and Diluted	$(0.33)	$(0.15)	$(0.88)	$(0.37)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,099	4,699	6,020	5,199

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
The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenue:
Taegis Subscription Solutions	$47,888	$23,929	$127,913	$56,392
Managed Security Services	39,303	79,063	$144,013	$253,096
Total Subscription revenue	$87,191	$102,992	271,926	309,488
Professional Services	23,751	30,707	76,213	97,846
Total net revenue	$110,942	$133,699	$348,139	$407,334
Promises to provide the Company’s subscription-based solutions related to SaaS applications are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of October 28, 2022. Performance obligations related to the Company’s security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the nine months ended October 28, 2022, on average, approximately 64% of the Company's recurring revenue was billed annually in advance and approximately 36% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company's deferred revenue during the nine months ended October 28, 2022 and October 29, 2021 are as follows (in thousands):

	As of January 28, 2022	Upfront payments received and billings during the nine months ended October 28, 2022	Revenue recognized during the nine months ended October 28, 2022	As of October 28, 2022
Deferred revenue	$176,068	$175,301	$(206,853)	$144,516

	As of January 29, 2021	Upfront payments received and billings during the nine months ended October 29, 2021	Revenue recognized during the nine months ended October 29, 2021	As of October 29, 2021
Deferred revenue	$178,027	$224,152	$(232,420)	$169,759

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
As of October 28, 2022, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$253,298	$133,478	$85,863	$33,014	$943
Performance obligation - backlog	10,400	3,649	3,438	3,313	—
Total	$263,698	$137,127	$89,301	$36,327	$943
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended October 28, 2022 and October 29, 2021 are as follows (in thousands):

	As of January 28, 2022	Amount capitalized	Amount recognized	As of October 28, 2022
Deferred commissions	$53,978	$8,319	$(13,319)	$48,978
Deferred fulfillment costs	7,597	241	(3,635)	4,203

	As of January 29, 2021	Amount capitalized	Amount recognized	As of October 29, 2021
Deferred commissions	$57,888	$10,914	$(14,694)	$54,108
Deferred fulfillment costs	11,009	1,641	(4,001)	8,649
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs and did not identify any material changes to the expense recognition pattern during the nine months ended October 28, 2022 or October 29, 2021.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.5 million due to foreign currency translation for the nine months ended October 28, 2022, compared to January 28, 2022. Goodwill totaled $425.4 million and $425.9 million as of October 28, 2022 and January 28, 2022, respectively.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2023 by assessing goodwill at the reporting unit level, as well as the Company’s indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit.
For the annual impairment review in the third quarter of Fiscal 2023, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of its reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.
The fair value of the goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.
The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.
Based on the results of the annual impairment test, the Company determined that the derived fair values of the reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicates no impairment as of October 28, 2022.
Intangible Assets
The Company's intangible assets as of October 28, 2022 and January 28, 2022 were as follows:

	October 28, 2022			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(130,006)	$59,512	$189,518	$(119,435)	$70,083
Acquired Technology	141,784	(124,944)	16,840	141,784	(113,937)	27,847
Developed Technology	11,475	(4,183)	7,292	8,123	(2,439)	5,684
Finite-lived intangible assets	342,777	(259,133)	83,644	339,425	(235,811)	103,614
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$372,895	$(259,133)	$113,762	$369,543	$(235,811)	$133,732
Amortization expense related to finite-lived intangible assets was approximately $7.9 million and $23.3 million for the three and nine months ended October 28, 2022, respectively, and $7.6 million and $22.5 million for the three and nine months ended October 29, 2021, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended October 28, 2022 or October 29, 2021.

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
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of October 28, 2022 or January 28, 2022, and there were no amounts borrowed under the credit facility during the three and nine months ended October 28, 2022 or October 29, 2021.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of October 28, 2022, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
As of October 28, 2022, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending. During the three months ended October 28, 2022, the Company paid $2.6 million relating to such matters. As of October 28, 2022, the Company has recorded an estimated liability of $6.2 million related to such matters. The Company will continue to appeal these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its sales organization, supplemented by sales through partners. During the three and nine months ended October 28, 2022 and October 29, 2021, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company recorded operating lease cost for facilities of approximately $1.3 million and $3.9 million for the three and nine months ended October 28, 2022, respectively, and $1.4 million and $4.1 million for the three and nine months ended October 29, 2021, respectively. Operating lease cost include expenses in connection with variable lease costs of $0.1 million and $0.3 million for the three and nine months ended October 28, 2022, respectively, and $0.1 million and $0.2 million for the three and nine months ended October 29, 2021, respectively, which primarily consisted of utilities and common area charges.
The Company recorded operating lease cost of equipment leases of approximately $40 thousand and $87 thousand for the three and nine months ended October 28, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended October 29, 2021, respectively. Equipment lease costs included short-term lease costs of $24 thousand and $39 thousand for the three and nine months ended October 28, 2022 respectively, and $0.1 million and $0.3 million for the three and nine months ended October 29, 2021, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $4.6 million during the three and nine months ended October 28, 2022, respectively, and $1.6 million and $5.2 million for the three and nine months ended October 29, 2021, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

October 28, 2022
Weighted-average remaining lease term	3.9 years
Weighted-average discount rate	5.39%
The following table summarizes the maturity of the Company's operating lease liabilities as of October 28, 2022 (in thousands):

Fiscal Years Ending	October 28, 2022
2023	$1,421
2024	5,668
2025	5,095
2026	4,526
2027	4,088
Thereafter	—
Total operating lease payments	$20,798
Less imputed interest	2,151
Total operating lease liabilities	$18,647
The Company's leases have remaining lease terms of 1.1 years to 4.2 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

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
Under the 2016 Plan, the Company granted 200,736 and 4,183,636 restricted stock units during the three and nine months ended October 28, 2022, respectively, and 53,586 and 2,415,174 restricted stock units during the three and nine months ended October 29, 2021, respectively. The Company granted no restricted stock awards during the three and nine months ended October 28, 2022. During the three and nine months ended October 29, 2021, the Company granted 0 and 466,644 restricted stock awards, respectively. The annual restricted stock unit and restricted stock awards granted during these periods vest over a three-year period. Approximately 17% and 29% of such awards granted during the nine months ended October 28, 2022 and October 29, 2021, respectively, are subject to performance conditions.
The Company grants long-term cash awards to certain employees under the 2016 Plan. A portion of the cash awards issued prior to fiscal 2021 were subject to various performance conditions and vest in equal annual installments over a three-year period. The Company granted $0.1 million of cash awards during the three and nine months ended October 28, 2022, compared to $0.1 million and $9.1 million of cash awards granted during the three and nine months ended October 29, 2021, respectively, that vest in equal installments over a three-year period. The Company recognized $1.0 million and $3.5 million of related compensation expense for the three and nine months ended October 28, 2022, respectively, and $1.6 million and $4.8 million of related compensation expense for the three and nine months ended October 29, 2021, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three and nine months ended October 28, 2022 and October 29, 2021 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Loss before income taxes	$(36,667)	$(16,132)	$(95,838)	$(39,397)
Income tax benefit	$(8,521)	$(3,269)	$(21,375)	$(8,381)
Effective tax rate	23.2%	20.3%	22.3%	21.3%
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
The Company's effective tax benefit rate was 23.2% and 22.3% for the three and nine months ended October 28, 2022, respectively, and 20.3% and 21.3% for the three and nine months ended October 29, 2021, respectively. The change in the Company's effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.1 million and $0.7 million for the three and nine months ended October 28, 2022, respectively, and $(0.5) million and $(0.4) million for the three and nine months ended October 29, 2021, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value for both the three and nine month periods ended October 28, 2022 and higher than the fair value for both the three and nine month periods ended October 29, 2021 on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for both the three and nine month periods ended October 28, 2022 and a higher actual tax deduction for both the three and nine months ended October 29, 2021 than the amounts deducted for financial reporting purposes.
As of each of October 28, 2022 and January 28, 2022, the Company had $5.5 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended January 28, 2022. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of October 28, 2022 and January 28, 2022. Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company's tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the nine months ended October 28, 2022 would have been $95.8 million, $4.3 million and $91.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of October 28, 2022 and January 28, 2022, the Company had a net operating loss receivable from Dell of $12.6 million and $10.7 million, respectively. The Company had $4.4 million and $4.2 million of unrecognized tax benefits as of October 28, 2022 and January 28, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.9 million and $2.8 million for the three and nine months ended October 28, 2022, respectively, and $1.0 million and $3.0 million for the three and nine months ended October 29, 2021, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage ("EMC"), totaled $0.2 million and $0.6 million for the three and nine months ended October 28, 2022, respectively, and $0.2 million and $0.5 million for the three and nine months ended October 29, 2021, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc. ("VMware"), a company that provides cloud and virtualization software and services. The Company's purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.5 million and $1.0 million for the three and nine months ended October 28, 2022, respectively and $0.1 million and $1.2 million for the three and nine months ended October 29, 2021, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continues to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million and $0.4 million for the three and nine months ended October 28, 2022, respectively, and $0.1 million and $0.4 million for the three and nine months ended October 29, 2021, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $0.8 million and $2.5 million for the three and nine months ended October 28, 2022, respectively, and $1.7 million and $4.3 million for the three and nine months ended October 29, 2021, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $35 thousand and $0.2 million for the three and nine months ended October 28, 2022, respectively, and $41 thousand and $0.1 million for the three and nine months ended October 29, 2021, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.0 million and $44.6 million for the three and nine months ended October 28, 2022, respectively, and $15.1 million and $45.3 million for the three and nine months ended October 29, 2021, respectively. In addition, as of October 28, 2022, the Company had approximately $0.5 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $1.2 million and $4.0 million for the three and nine

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

months ended October 28, 2022, respectively, and $2.7 million and $8.9 million for the three and nine months ended October 29, 2021, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of October 28, 2022 and January 28, 2022 (in thousands).

	October 28, 2022	January 28, 2022
Related party payable (in accrued and other current liabilities)	$1,783	$3,088

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$5,401	$7,700

Net operating loss tax sharing receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$12,621	$10,693
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of October 28, 2022 and January 28, 2022 were as follows (in thousands):

	October 28, 2022	January 28, 2022
	Level 1	Level 1
Cash equivalents - Money Market Funds	$31,182	$115,846
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
COVID-19
In December 2019, a novel strain of the coronavirus, COVID-19, was reported in mainland China. The World Health Organization declared the outbreak to constitute a “pandemic” on March 11, 2020. This led to a significant disruption of normal business operations globally, as businesses, including Secureworks, implemented modifications to protect employees by restricting travel and directing employees to work-from-home, in some instances as required by federal, state and local authorities. While we instituted a global work-from-home policy beginning in March 2020, we did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources for the three and nine months ended October 28, 2022. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	October 28, 2022	October 29, 2021
Managed security subscription customer base	1,600	2,900
Taegis subscription customer base	1,600	800
Total subscription customer base	2,900	3,500

Total customer base	4,800	5,100

Managed security annual recurring revenue (in millions)	$119.9	$282.4
Taegis annual recurring revenue (in millions)	222.2	123.1
Total annual recurring revenue (in millions)	$342.1	$405.5

Managed security average subscription revenue per customer (in thousands)	$77.0	$97.5
Taegis average subscription revenue per customer (in thousands)	$139.2	$149.1
Total average subscription revenue per customer (in thousands)	$116.1	$115.3

Net revenue retention rate	83%	91%
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
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of October 28, 2022 and October 29, 2021, approximately 51% and 59%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
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

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in thousands, except per share data)
GAAP net revenue(1)	$110,942	$133,699	$348,139	$407,334
GAAP subscription cost of revenue	$32,136	$34,888	$99,022	$109,423
Amortization of intangibles	(4,371)	(4,109)	(12,751)	(11,972)
Stock-based compensation expense	(167)	(41)	(457)	(159)
Non-GAAP subscription cost of revenue	$27,598	$30,738	$85,814	$97,292
GAAP professional services cost of revenue	$13,444	$18,002	$45,572	$57,157
Stock-based compensation expense	(323)	(103)	(1,055)	(474)
Non-GAAP professional services cost of revenue	$13,121	$17,899	$44,517	$56,683
GAAP gross profit	$65,362	$80,809	$203,545	$240,754
Amortization of intangibles	4,371	4,109	12,751	11,972
Stock-based compensation expense	491	144	1,512	633
Non-GAAP gross profit	$70,224	$85,062	$217,808	$253,359
GAAP research and development expenses	$35,263	$32,767	$102,232	$91,336
Stock-based compensation expense	(3,077)	(2,268)	(8,460)	(4,908)
Non-GAAP research and development expenses	$32,186	$30,499	$93,772	$86,428
GAAP sales and marketing expenses	$41,380	$35,008	$121,565	$106,098
Stock-based compensation expense	(1,631)	(1,493)	(4,896)	(3,241)
Non-GAAP sales and marketing expenses	$39,749	$33,515	$116,669	$102,857
GAAP general and administrative expenses	$24,725	$28,404	$74,359	$80,447
Amortization of intangibles	(3,524)	(3,524)	(10,571)	(10,571)
Stock-based compensation expense	(4,367)	(6,157)	(12,636)	(14,895)
Non-GAAP general and administrative expenses	$16,834	$18,723	$51,152	$54,981
GAAP operating loss	$(36,006)	$(15,370)	$(94,611)	$(37,127)
Amortization of intangibles	7,895	7,633	23,322	22,543
Stock-based compensation expense	9,566	10,062	27,504	23,677
Non-GAAP operating (loss) income	$(18,545)	$2,325	$(43,785)	$9,093
GAAP net loss	$(28,146)	$(12,863)	$(74,463)	$(31,016)
Amortization of intangibles	7,895	7,633	23,322	22,543
Stock-based compensation expense	9,566	10,062	27,504	23,677
Aggregate adjustment for income taxes	(3,030)	(3,613)	(8,974)	(9,073)
Non-GAAP net (loss) income	$(13,715)	$1,219	$(32,611)	$6,131
GAAP loss per share	$(0.33)	$(0.15)	$(0.88)	$(0.37)
Amortization of intangibles	0.10	0.09	0.28	0.27
Stock-based compensation expense	0.12	0.12	0.33	0.28
Aggregate adjustment for income taxes	(0.04)	(0.04)	(0.11)	(0.11)
Non-GAAP (loss) earnings per share *	$(0.16)	$0.01	$(0.39)	$0.07
* Sum of reconciling items may differ from total due to rounding of individual components
GAAP net loss	$(28,146)	$(12,863)	$(74,463)	$(31,016)
Interest and other, net	661	762	1,227	2,270
Income tax benefit	(8,521)	(3,269)	(21,375)	(8,381)
Depreciation and amortization	9,213	10,051	27,728	29,914
Stock-based compensation expense	9,566	10,062	27,504	23,677
Adjusted EBITDA	$(17,227)	$4,743	$(39,379)	$16,464
(1) Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of October 28, 2022 represented approximately 82.7% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of October 28, 2022, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which service is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2023, approximately 79% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 21% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 34% and 33% of our total net revenue in the third quarter fiscal 2023 and fiscal 2022, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 80 countries as of October 28, 2022.
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
Income Tax Benefit
Our effective tax benefit rate was 23.2% and 22.3% for the three and nine months ended October 28, 2022, respectively, and 20.3% and 21.3% for the three and nine months ended October 29, 2021, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
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

Results of Operations
Three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021
The following tables summarize our key performance indicators for the three and nine months ended October 28, 2022 and October 29, 2021.

	Three Months Ended				Nine Months Ended
	October 28, 2022		October 29, 2021		October 28, 2022		October 29, 2021
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$87,191	78.6%	$102,992	77.0%	$271,926	78.1%	$309,488	76.0%
Professional Services	23,751	21.4%	30,707	23.0%	76,213	21.9%	97,846	24.0%
Total net revenue	$110,942	100.0%	$133,699	100.0%	$348,139	100.0%	$407,334	100.0%
Cost of revenue:
Subscription	$32,136	36.9%	$34,888	33.9%	$99,022	36.4%	$109,423	35.4%
Professional Services	13,444	56.6%	18,002	58.6%	45,572	59.8%	57,157	58.4%
Total cost of revenue	$45,580	41.1%	$52,890	39.6%	$144,594	41.5%	$166,580	40.9%
Total gross profit	$65,362	58.9%	$80,809	60.4%	$203,545	58.5%	$240,754	59.1%
Operating expenses:
Research and development	$35,263	31.8%	$32,767	24.5%	$102,232	29.4%	$91,336	22.4%
Sales and marketing	41,380	37.3%	35,008	26.2%	121,565	34.9%	106,098	26.0%
General and administrative	24,725	22.3%	28,404	21.2%	74,359	21.4%	80,447	19.7%
Total operating expenses	$101,368	91.4%	$96,179	71.9%	$298,156	85.6%	$277,881	68.2%
Operating loss	$(36,006)	(32.5)%	$(15,370)	(11.5)%	$(94,611)	(27.2)%	$(37,127)	(9.0)%
Net loss	$(28,146)	(25.4)%	$(12,863)	(9.6)%	$(74,463)	(21.4)%	$(31,016)	(7.6)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$27,598	31.7%	$30,738	29.8%	$85,814	31.6%	$97,292	31.4%
Non-GAAP Professional Services	13,121	55.2%	17,899	58.3%	44,517	58.4%	56,683	57.9%
Total Non-GAAP cost of revenue	$40,718	36.7%	$48,637	36.4%	$130,331	37.4%	$153,975	37.8%
Non-GAAP gross profit	$70,224	63.3%	$85,062	63.6%	$217,808	62.6%	$253,359	62.2%
Non-GAAP operating expenses:
Non-GAAP research and development	$32,186	29.0%	$30,499	22.8%	$93,772	26.9%	$86,428	21.2%
Non-GAAP sales and marketing	39,749	35.8%	33,515	25.1%	116,669	33.5%	102,857	25.3%
Non-GAAP general and administrative	16,834	15.2%	18,723	14.0%	51,152	14.7%	54,981	13.5%
Non-GAAP operating expenses	$88,769	80.0%	$82,737	61.9%	$261,593	75.1%	$244,266	60.0%
Non-GAAP operating (loss) income	$(18,545)	(16.7)%	$2,325	1.8%	$(43,785)	(12.6)%	$9,093	2.2%
Non-GAAP net (loss) income	$(13,715)	(12.4)%	$1,219	0.9%	$(32,611)	(9.4)%	$6,131	1.5%
Adjusted EBITDA	$(17,227)	(15.5)%	$4,743	3.5%	$(39,379)	(11.3)%	$16,464	4.0%
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

Revenue
The following table presents information regarding our net revenue for the three and nine months ended October 28, 2022 and October 29, 2021.

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2022	October 29, 2021	$	%	October 28, 2022	October 29, 2021	$	%

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$47,888	$23,929	$23,959	100.1%	$127,913	$56,392	$71,521	126.8%
Managed Security Services	39,303	79,063	(39,760)	(50.3)%	144,013	253,096	(109,083)	(43.1)%
Total Subscription revenue	$87,191	$102,992	$(15,801)	(15.3)%	$271,926	$309,488	$(37,562)	(12.1)%
Professional services	23,751	30,707	(6,956)	(22.7)%	76,213	97,846	(21,633)	(22.1)%
Total net revenue	$110,942	$133,699	$(22,757)	(17.0)%	$348,139	$407,334	$(59,195)	(14.5)%
Subscription Revenue. For the three and nine months ended October 28, 2022, subscription revenue decreased $15.8 million, or 15.3%, and $37.6 million, or 12.1%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. For the three and nine months ended October 28, 2022, professional services revenue decreased $7.0 million, or 22.7%, and $21.6 million or 22.1%, respectively. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with the fiscal 2022 periods.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $1.2 million and $4.0 million for the three and nine months ended October 28, 2022, respectively, and $2.7 million and $8.9 million for the three and nine months ended October 29, 2021, respectively. Of the revenue derived from Dell, subscription revenue represented approximately 18% and 24% for the three and nine months ended October 28, 2022, and 32% and 40% for the three and nine months ended October 29, 2021, respectively. For more information regarding the commercial agreements, see "Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions" in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three and nine months ended October 28, 2022, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $37.3 million and $116.6 million, respectively, and represented 34% of our total revenue in both periods. For the three and nine months ended October 29, 2021, international revenue totaled $44.3 million and $133.7 million and represented 33% and 32% of total revenue, respectively. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and nine months ended October 28, 2022 and October 29, 2021.

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2022	October 29, 2021	$	%	October 28, 2022	October 29, 2021	$	%

	(in thousands, except percentages)
Cost of revenue:
Subscription	$32,136	$34,888	$(2,752)	(7.9)%	$99,022	$109,423	$(10,401)	(9.5)%
Professional Services	13,444	18,002	(4,558)	(25.3)%	45,572	57,157	(11,585)	(20.3)%
Total cost of revenue	$45,580	$52,890	$(7,310)	(13.8)%	$144,594	$166,580	$(21,986)	(13.2)%
Other Financial Information
Non-GAAP cost of revenue:
Non-GAAP Subscription	$27,598	$30,738	$(3,140)	(10.2)%	$85,814	$97,292	$(11,478)	(11.8)%
Non-GAAP Professional Services	13,121	17,899	(4,778)	(26.7)%	44,517	56,683	(12,166)	(21.5)%
Total Non-GAAP cost of revenue(1)	$40,718	$48,637	$(7,919)	(16.3)%	$130,331	$153,975	$(23,644)	(15.4)%

(1) See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended October 28, 2022, subscription cost of revenue decreased $2.8 million, or 7.9%. As a percentage of revenue, subscription cost of revenue increased 300 basis points to 36.9%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue increased 190 basis points to 31.7%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
For the nine months ended October 28, 2022, subscription cost of revenue decreased $10.4 million, or 9.5%. As a percentage of revenue, subscription cost of revenue increased 100 basis points to 36.4%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue increased 20 basis points to 31.6%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses.
Professional Services Cost of Revenue. For the three months ended October 28, 2022, professional services cost of revenue decreased $4.6 million, or 25.3%. As a percentage of revenue, professional services cost of revenue decreased 200 basis points to 56.6%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 310 basis points to 55.2%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
For the nine months ended October 28, 2022, professional services cost of revenue decreased $11.6 million, or 20.3%. As a percentage of revenue, professional services cost of revenue increased 140 basis points to 59.8%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 50 basis points to 58.4%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional service offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and nine months ended October 28, 2022 and October 29, 2021.

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2022	October 29, 2021	$	%	October 28, 2022	October 29, 2021	$	%

	(in thousands, except percentages)
Gross Profit:
Subscription	$55,055	$68,104	$(13,049)	(19.2)%	$172,904	$200,065	$(27,161)	(13.6)%
Professional Services	10,307	12,705	(2,398)	(18.9)%	30,641	40,689	(10,048)	(24.7)%
Total Gross Profit	$65,362	$80,809	$(15,447)	(19.1)%	$203,545	$240,754	$(37,209)	(15.5)%

Gross Margin:
Subscription	63.1%	66.1%	(3.0)%		63.6%	64.6%	(1.0)%
Professional Services	43.4%	41.4%	2.0%		40.2%	41.6%	(1.4)%
Total Gross Margin	58.9%	60.4%	(1.5)%		58.5%	59.1%	(0.6)%

Other Financial Information
Non-GAAP Gross Profit:
Non-GAAP Subscription	$59,593	$72,254	$(12,661)	(17.5)%	$186,112	$212,196	$(26,084)
Non-GAAP Professional Services	10,630	12,808	(2,178)	(17.0)%	31,696	41,163	(9,467)
Total Non-GAAP Gross Profit(1)	$70,224	$85,062	$(14,838)	(17.4)%	$217,808	$253,359	$(35,551)

Non-GAAP Gross Margin:
Non-GAAP Subscription	68.3%	70.2%	(1.9)%		68.4%	68.6%	(0.2)%
Non-GAAP Professional Services	44.8%	41.7%	3.1%		41.6%	42.1%	(0.5)%
Total Non-GAAP Gross Margin	63.3%	63.6%	(0.3)%		62.6%	62.2%	0.4%

(1) See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin decreased 3.0% for the three months ended October 28, 2022 and decreased 1.0% for the nine months ended October 28, 2022. We expect subscription gross margin to fluctuate from period to period as we continue to prioritize the growth and delivery of comprehensive higher-value security offerings with our Taegis subscription solutions, while driving scale and operational efficiencies associated with reducing our non-strategic managed security service offerings.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin decreased 1.9% for the three months ended October 28, 2022. For the nine months ended October 28, 2022, gross margin decreased 0.2%.
Professional Services Gross Margin. Professional services gross margin increased 2.0% for the three months ended October 28, 2022. For the nine months ended October 28, 2022, gross margin decreased 1.4%. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin increased 3.1% for the three months ended October 28, 2022. For the nine months ended October 28, 2022, non-GAAP professional services gross margin decreased 0.5%.

Operating Expenses
The following table presents information regarding our operating expenses during the three and nine months ended October 28, 2022 and October 29, 2021.

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2022	October 29, 2021	$	%	October 28, 2022	October 29, 2021	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$35,263	$32,767	$2,496	7.6%	$102,232	$91,336	$10,896	11.9%
Sales and marketing	41,380	35,008	6,372	18.2%	121,565	106,098	15,467	14.6%
General and administrative	24,725	28,404	(3,679)	(13.0)%	74,359	80,447	(6,088)	(7.6)%
Total operating expenses	$101,368	$96,179	$5,189	5.4%	$298,156	$277,881	$20,275	7.3%

Other Financial Information
Non-GAAP research and development	$32,186	$30,499	$1,687	5.5%	$93,772	$86,428	$7,344	8.5%
Non-GAAP sales and marketing	39,749	33,515	6,234	18.6%	116,669	102,857	13,812	13.4%
Non-GAAP general and administrative	16,834	18,723	(1,889)	(10.1)%	51,152	54,981	(3,829)	(7.0)%
Non-GAAP operating expenses (1)	$88,769	$82,737	$6,032	7.3%	$261,593	$244,266	$17,327	7.1%

(1)     See "Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended October 28, 2022, R&D expenses increased $2.5 million, or 7.6%. As a percentage of revenue, R&D expenses increased 730 basis points to 31.8%, and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 620 basis points to 29.0%. The increase in R&D expenses was primarily attributable to higher employee-related expenses associated with R&D personnel resulting from the continued development of our Taegis solutions.
For the nine months ended October 28, 2022, R&D expenses increased $10.9 million, or 11.9%. As a percentage of revenue, R&D expenses increased 700 basis points to 29.4% and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 570 basis points to 26.9%. The increase in R&D expenses was primarily attributable to higher employee-related expenses associated with R&D personnel resulting from the continued development of our Taegis solutions.
Sales and Marketing Expenses. For the three months ended October 28, 2022, S&M expenses increased $6.4 million, or 18.2%. As a percentage of revenue, S&M expenses increased 1,110 basis points to 37.3%, and on a non-GAAP basis, S&M expenses as a percentage of revenue increased 1,070 basis points to 35.8%. The increase in S&M expenses was primarily attributable to costs incurred in connection with our Taegis marketing campaigns and headcount growth.
For the nine months ended October 28, 2022, S&M expenses increased $15.5 million, or 14.6%. As a percentage of revenue, S&M expenses increased 890 basis points to 34.9%, and on a non-GAAP basis, S&M expenses as a percentage of revenue increased 820 basis points to 33.5%. The increase in S&M expenses was primarily attributable to costs incurred in connection with our Taegis marketing campaigns and headcount growth, the effect of which was partially offset by a decrease in commission expenses.
General and Administrative Expenses. For the three months ended October 28, 2022, G&A expenses decreased $3.7 million, or 13.0%. As a percentage of revenue, G&A expenses increased 110 basis points to 22.3%, and on a non-GAAP basis, G&A expenses as a percentage of revenue increased 120 basis points to 15.2%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs, which were partially offset by a higher allocation of shared expenses.
For the nine months ended October 28, 2022, G&A expenses decreased $6.1 million, or 7.6%. As a percentage of revenue, G&A expenses increased 170 basis points to 21.4%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 120 basis points to 14.7%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs, which were partially offset by a higher allocation of shared expenses.

Operating Loss
Our operating loss for the three months ended October 28, 2022 and October 29, 2021 was $36.0 million and $15.4 million, respectively. As a percentage of revenue, our operating loss was 32.5% and 11.5% for the three months ended October 28, 2022 and October 29, 2021, respectively. The increase in our operating loss was primarily attributable to our decreased gross profit and increased operating expenses as we continue to invest in the business to drive growth.
Our operating loss for the nine months ended October 28, 2022 and October 29, 2021 was $94.6 million and $37.1 million, respectively. As a percentage of revenue, our operating loss was 27.2% and 9.0% for the nine months ended October 28, 2022 and October 29, 2021, respectively. The increase in our operating loss was primarily attributable to our decreased gross profit and increased operating expenses as we continue to invest in the business to drive growth.
Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments for amortization of intangible assets and stock-based compensation expense, our non-GAAP operating loss was $18.5 million and $43.8 million for the three and nine months ended October 28, 2022, respectively, compared to operating income of $2.3 million and $9.1 million for the three and nine months ended October 29, 2021, respectively.
Interest and Other, Net
Interest and other, net represented expense of $0.7 million for the three months ended October 28, 2022 and net expense of $1.2 million for the nine months ended October 28, 2022, compared with net expense of $0.8 million and $2.3 million for the three and nine months ended October 29, 2021, respectively. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $8.5 million, or 23.2%, and $21.4 million, or 22.3%, of our pre-tax loss during the three and nine months ended October 28, 2022, respectively, and $3.3 million, or 20.3%, and $8.4 million, or 21.3%, of our pre-tax loss during the three and nine months ended October 29, 2021, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $28.1 million increased $15.3 million, or 118.8%, for the three months ended October 28, 2022 compared to the three months ended October 29, 2021. Our net loss of $74.5 million increased $43.4 million, or 140.1%, for the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. Net loss on a non-GAAP basis for the three months ended October 28, 2022 was $13.7 million compared to non-GAAP net income of $1.2 million for the three months ended October 29, 2021. For the nine months ended October 28, 2022, Non-GAAP net loss was $32.6 million compared to non-GAAP net income of $6.1 million for the nine months ended October 29, 2021. The changes on both a GAAP and non-GAAP basis were attributable to lower revenue from our continued focus on reducing non-strategic service offerings and to our increased operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current quarter.

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
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	October 28, 2022	January 28, 2022

	(in thousands)
Cash and cash equivalents	$139,032	$220,655
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of October 28, 2022 or January 28, 2022, and we did not borrow any amounts under the facility during any period covered by this report. Effective March 23, 2022, the facility was amended and restated to extend the maturity date to March 23, 2023 and to modify the annual rate at which interest accrues to the applicable LIBOR plus 1.23%. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For more information regarding the facility, see "Notes to Condensed Consolidated Financial Statements—Note 5—Debt" in our condensed consolidated financial statements included in this report.

Cash Flows

	Nine Months Ended
	October 28, 2022	October 29, 2021

	(in thousands)
Net change in cash from:
Operating activities	$(68,178)	$(1,773)
Investing activities	(4,961)	(5,822)
Financing activities	(8,484)	(7,576)
Change in cash and cash equivalents	$(81,623)	$(15,171)
Operating Activities — Cash used in operating activities totaled $68.2 million and $1.8 million for the nine months ended October 28, 2022 and October 29, 2021, respectively. The increased use of our operating cash was primarily driven by our strategic investment in the business focused on marketing and research and development initiatives regarding our Taegis offerings.
Investing Activities — Cash used in investing activities totaled $5.0 million and $5.8 million for the nine months ended October 28, 2022 and October 29, 2021, respectively. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, which decreased slightly for the nine months ended October 28, 2022 from the same period in fiscal 2022.
Financing Activities — Cash used in financing activities totaled $8.5 million and $7.6 million for the nine months ended October 28, 2022 and October 29, 2021, respectively. The use of cash flows for the nine months ended October 28, 2022 reflected employee tax withholding payments of $8.5 million on restricted stock awards paid by us. The use of cash flows for the nine months ended October 29, 2021 reflected such employee tax withholding payments of $11.7 million, offset in part by $4.1 million of proceeds from stock option exercises.
Off-Balance Sheet Arrangements
As of October 28, 2022, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in "Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation" in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and nine months ended October 28, 2022.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2022. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of October 28, 2022.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Amendment #2 to Security Services Customer Master Services Agreement, effective as of August 18, 2022, between Dell USA L.P., for itself and its subsidiaries (excluding SecureWorks, Inc.), and SecureWorks, Inc., for itself and its subsidiaries. Filed herewith.

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

Date: December 1, 2022