Form 10-K
period 2023-02-03
SecureWorks Corp
filed 2023-03-23
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	February 3, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $124.0 million (based on the closing price of $9.93 per share of Class A common stock reported on the Nasdaq Global Select Market on that date).
As of March 20, 2023, there were 85,730,474 shares of the registrant’s common stock outstanding, consisting of 15,730,474 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders in 2023. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2023 fiscal year ended on February 3, 2023, our 2022 fiscal year ended on January 28, 2022, and our 2021 fiscal year ended on January 29, 2021. Our 2023 fiscal year consisted of 53 weeks. Our 2022 and 2021 fiscal years each consisted of 52 weeks.
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
Our experience shows that security based on “point” products operating in silos is not sufficient to outpace the adversary at scale. Through our open platform approach, we create integrated and comprehensive solutions by proactively managing the collection of point products deployed by our customers to address specific security issues and provide solutions to fortify gaps in their defenses.
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
We offer our customers:
•software-as-a-service, or SaaS, solutions,
•managed solutions, and
•professional services, including incident response and adversarial services.
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

Our Competitive Strengths
We believe that the following key competitive advantages will allow us to maintain and extend our leadership position in providing technology-driven security solutions:
A Leader in Technology-Driven Security Solutions. We are a global leader in providing technology-driven security solutions and believe we have become a mission-critical partner to many of the large enterprises, small and medium-sized businesses and U.S. state and local government agencies we serve. With decades of security operations expertise, we are recognized by our customers, partners and industry analysts as a leader in empowering effective security outcomes. We leverage this knowledge and expertise to help customers optimize their security investments and teams, and we enable our partners to build a highly effective and high margin security services business. We believe our position as a technology and market leader enhances our brand and positions our offerings as a preferred solution.
Purpose-Built, Proprietary Technology. At the core of our solutions is the proprietary TaegisTM software platform that collects, aggregates, correlates and analyzes billions of daily events and data points and generates enriched security intelligence on adversary groups and global threat indicators. Our Taegis platform is designed with a Big Data plus Fast Data architecture optimized to deliver comprehensive answers to security challenges, and allows for expanded visibility and timely detections that, coupled with 1-click response actions, drive efficiency and faster remediation times.
Open Platform Approach. Taegis leverages an open architecture that is designed to process a wide variety of telemetry to see security threats quickly and to leverage our customers’ existing investments. Our solutions collect and process vast amounts of data across the IT ecosystem by integrating a wide array of proprietary and third-party security products. This open platform approach allows us to aggregate events from a wide range of endpoint, network, cloud and business systems to increase the effectiveness of our solutions.
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
Simple, Predictable Pricing Structure. Taegis pricing is based on customer endpoint and/or asset counts, which are easily attainable and predictable by our customers. This simple pricing approach avoids unpredictable charges that make forecasting difficult and disincentivizes customers from sharing their data.
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
Global Customer Base. Our global customer base provides visibility into the cyber threat landscape through 4,500 customers across 77 countries. We gain real-time insights that enable us to identify, detect and respond to threats quickly and effectively. We also are able to identify threats originating within a particular geographic area or related to a particular industry and we proactively leverage this threat intelligence to protect our customers against those threats.
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
Embrace our partner ecosystem. We are embracing strategic partnerships with our channel partners, technology alliance partners, and system integrators. Our Partner First strategy is focused on further expanding our partner ecosystem to open up new channels to market and enabling customers to succeed with our open platform through the delivery of comprehensive security solutions.
Expand and diversify our customer base. We intend to continue to expand and diversify our customer base, both domestically and internationally, by investing in our demand generation and marketing capabilities, investing in our Partner First strategic relationships, and pursuing opportunities across a broad range of industries. We also intend to continue increasing our geographic footprint to further enhance our deep insight into the global threat landscape and ability to deliver comprehensive threat intelligence to our customers.
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

Our Subscription and Professional Services Offerings
We offer an integrated suite of technology-driven security solutions enabled by our Taegis software platform and team of highly skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect and respond to cybersecurity breaches. Our Taegis software platform collects, aggregates, correlates and analyzes billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
We leverage current threat intelligence and our extensive expertise and knowledge of the tactics, techniques and procedures of the adversary, which we have developed over two decades of processing and handling events, to provide insight into how attacks are initiated and spread across our customers’ networks. The Taegis software platform applies security intelligence based on threat indicators continuously gathered by our Counter Threat Unit research team through in-depth analysis of the cyber threat environment. This team conducts research into emerging adversaries and new attack tactics and develops countermeasures to enable customers to prevent and detect potential compromises. Our ability to see more security incidents along with the applied intelligence acts as an early warning system that enables us to proactively alert customers, apply protections and respond quickly with appropriate context. The more security events we see, the more effective are the countermeasures, detections and response actions we deploy. Our software platform is designed to be open, enabling our customers to aggregate events from a wide range of endpoint, network, cloud and business systems.
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
The transformation of our subscription business to our Taegis solutions began in fiscal 2021. As part of that transformation, we informed customers early in the fourth quarter of fiscal 2022 that many of our other managed security services would no longer be available for purchase and renewals would not extend beyond the end of fiscal 2023.
Taegis Subscription Solutions
Our proprietary Taegis security platform was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network, cloud, email, identity and other systems for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and integrated orchestration and automation capabilities to increase the speed of response actions.
Taegis XDR, ManagedXDR and VDR are the first in a suite of software-driven applications and solutions driven by our Taegis software platform that we plan to release.
Extended Detection and Response. Taegis XDR collects and processes vast amounts of data from a wide range of sources through hundreds of out-of-the-box integrations. The resulting advanced security analytics that are enriched by the company’s extensive understanding of the evolving threat environment and by the network effect of our diverse customer base.
•Taegis XDR analyzes activity from endpoint, network, cloud, email, identity and other systems while reducing the number of false-positive results security professionals face. It detects advanced threats by correlating information from a variety of sources and threat intelligence feeds, integrating Secureworks’ knowledge of adversary behaviors, and applying machine-learning to provide much-needed context about the threat. Taegis XDR builds trust in prioritized security alerts and frees security teams to focus on the most critical threats.
•Taegis XDR unifies security environments and analyzes all relevant signals in one place. Customers gain additional context so they can quickly and accurately judge the implications of each event.
•By enabling collaborative investigations with seamless hand-offs, Taegis enables customers to quickly reach conclusions with confidence. Customers can use a built-in chat feature from the user interface during an investigation to get real-time expert help from Secureworks in in less than 90 seconds.
•The application allows for a quick, accurate, software-driven response that gives users the ability to automate the right action.

•Taegis XDR is a cloud-based SaaS application that is continuously updated with new features and updates pushed to the production environment.
•Taegis XDR includes advanced endpoint threat detection and network solutions with enhanced features such as next-generation anti-virus prevention capabilities, or NGAV. These features enable customers to consolidate spending with a single vendor based on the platform as the centralized solution.
•The application is designed to efficiently integrate into an organization’s current control framework.
Managed Detection and Response. Taegis ManagedXDR, a fully managed cybersecurity solution, combines the capabilities of the Taegis XDR platform with extensive security expertise for 24/7 protection.
•Taegis ManagedXDR leverages the knowledge gained from our long history of security analysis, threat research and incident response engagements to continuously update our threat intelligence and analytics used to recognize malicious activity. The Taegis platform uses advanced analytics and machine learning to discover stealthy threats and automatically prioritize the most serious threats, allowing customers to focus on the events that matter.
•Taegis ManagedXDR provides customers with access to the same intuitive interface and platform as our Secureworks analysts to collaborate in the ways customers prefer. Customers can reach our analysts directly 24/7 via live chat functionality in Taegis XDR.
•Taegis ManagedXDR includes threat hunting to proactively isolate and contain threats that evade existing controls.
•Taegis ManagedXDR incorporates incident response support that can be deployed quickly during a critical investigation.
Customers are able to extend the benefits of Taegis ManagedXDR with high-value add-ons:
•Taegis ManagedXDR Elite solution provides a designated threat-hunting expert to perform continuous, proactive and iterative threat hunting across endpoint, network and cloud environments with bi-weekly updates on an organization’s exposure to targeted threats.
•Taegis ManagedXDR Enhanced solution delivers higher-touch threat analysis and orchestrated response in which enhanced security analysts swivel between the Taegis XDR platform and multiple customer systems to provide a deeper level of analysis, yielding clear business context that consolidates everything occurring in a customer’s environment into one holistic picture, enabling intelligent and rapid escalation and orchestrated remediation.
Vulnerability Detection and Response. Taegis VDR simplifies vulnerability management with a risk-based approach that prioritizes the most critical threats and optimizes remediation efforts to protect what's most important. Powered by automated intelligent machine learning, VDR is a fully integrated, comprehensive solution that requires no configuration and automatically discovers endpoints, network equipment and devices, web applications and forgotten assets to scan for vulnerabilities and prioritize them. It's a self learning system that improves autonomously with use, further reducing risk and creating more efficiency and time for your security team to focus on what matters most for your organization.
•Taegis VDR helps organizations reduce risk by simplifying security operations with a single solution to identify and respond to vulnerabilities instead of relying on multiple technologies.
•Taegis VDR identifies vulnerabilities that require remediation by deploying a machine-learning risk prioritization engine. The solution provides context to determine which vulnerabilities pose the biggest risk to each customer. The machine-learning engine will continuously learn and improve its performance as it collects data over time, leading to a more effective and efficient vulnerability management program.
•Taegis VDR features an automated approach to vulnerability management that helps an organization’s staff focus on other tasks while VDR continues to scan for vulnerabilities.

Other Managed Security Services
Our proprietary Secureworks Counter Threat Platform was built to be the foundation of our other managed security services, which were end-of-life at the end of fiscal 2023 and are only provided to customers in Japan or customers who have contracts that extend beyond fiscal 2023. These other managed security services described below accounted for 37.8% of our total revenue in fiscal 2023.
Security Monitoring. Our security monitoring service collected, correlated and analyzed logs, alerts and other messages generated by most leading security technologies and critical information assets to identify anomalies and respond to threats in near real time.
Advanced Endpoint Threat Detection. Advanced endpoint threat detection, or AETD, was a managed security service that monitored the state of endpoints (which included Windows servers, laptops and desktops) for threat indicators and investigated events to determine their severity, accuracy and context, while allowing for quick escalation of critical events to the customer’s attention.
Firewall and Next-Generation Firewall Services. Our firewall management services provided policy-based control over applications, users and content, device provisioning and deployment, while enabling customers to respond immediately to security events.
Managed Network Intrusion Detection System, or IDS, and Intrusion Prevention System, or IPS, Services. Our IDS or IPS services included security monitoring, performance and availability management, device upgrades and patch management, policy and signature management, integration of threat intelligence and use of our proprietary iSensor device.
Log Retention Services. Our log retention services provided support for a wide range of sources, allowing the capture and aggregation of millions of logs generated daily by critical information assets such as servers, routers, firewalls, databases, applications and other systems of the log retention appliance.
We provided two delivery options for these other managed security services.
Managed Delivery. With managed delivery, we assumed control of a customer’s security technology so the customer could focus on running its business.
Monitored Delivery. Customers selecting monitored services obtained access to our on-demand Counter Threat Platform through our web-based portal, plus monitoring and analysis by our security analysts of events collected from security and network devices and applications.

Professional Services
In addition to our Taegis solutions, we offer a variety of professional services that advise customers on a broad range of security and risk-related matters, which include incident response, adversarial testing and Taegis professional services to accelerate adoption of our software solutions.
Incident Response
In our incident response engagements, we help customers rapidly analyze, contain and remediate security incidents to minimize their duration and impact. In addition, our incident response services can increase customer awareness of and interest in our Taegis subscription solutions as we help customers develop a stronger and more comprehensive security program and posture.
Incident Readiness. Secureworks provides incident readiness services to help customers understand current state and identify areas of weakness or existing compromise and expert guidance to enable pragmatic and risk-based improvements. Our incident management risk assessment reduces the risk of compromise by evaluating a customer’s ability to detect, resist, and respond to a variety of cyber attacks, including advanced persistent threats. Our deep experience in incident response investigations and security best practices forms the basis of our comprehensive incident response plan review, which is designed to assist our customers in guarding against gaps and uncertainty in the midst of a crisis and incorporates the latest threat intelligence tailored to the customer’s specific needs.
Emergency Incident Response Solutions. We seek to ensure that organizations experience minimal economic loss and operational disruption when facing a cyber security incident. Our team of experienced security professionals work hand-in-hand with customers to minimize the duration and impact of security incidents through incident management, technical expertise, investigative know-how, malware analysis and reverse engineering. Layered into our incident response investigations and integrated into our Taegis platform is the threat intelligence developed by our Counter Threat UnitTM research team, which enriches our overall knowledge of the adversary and allows investigators to take a targeted approach and get to a faster resolution for our customers.
Taegis and Adversarial Professional Services
We facilitate improving our customers' security posture by assessing their security capabilities, preparing employees against cyber-attacks, improving compliance and identifying, prioritizing and resolving the vulnerabilities that pose the greatest threat.
Our team has extensive experience conducting security engagements across many industries and geographic areas, and under recent regulations and industry standards that impose security mandates. Professional services we offer include the following:
Taegis Professional Services. Our Taegis Professional Services assist customers by providing training, onboarding and integration services to assist with the implementation and adoption of our Taegis XDR platform. The services include assessing the customer’s environment, performing data integration activities and application training.
Adversarial Testing. Our adversarial testing solutions provide customers with a thorough analysis of their security posture to include logical, physical, technical and non-technical threats. These adversarial testing services identify risk-generating gaps in people, process and technology, and help organizations construct a stronger security posture and meet compliance mandates. Our testing solutions touch upon nearly every aspect of offensive security to include:
•Application security
•Network security
•Adversary exercises
•Vulnerability assessments delivered using Taegis VDR
•Other customized and specialized testing services
All of our offensive services simulate cyber attacks using real-world tactics, techniques, and procedures through a blend of automated and manual attacks. Our offensive professionals also assist the Incident Response team during their investigations and provide adversarial insight that continually helps improve the detection efficacy of the Taegis platform.
Threat Hunting Assessment. The Secureworks Threat Hunting Assessment is a point-in-time 30-day comprehensive and intensive evaluation of the customer’s environment to identify previously unknown compromise activity, security misconfigurations, visibility gaps, control issues, and cyber threats and risks. Our team of security experts possess decades of combined experience countering adversary tradecraft. This human intelligence along with our proprietary hunting technology and Secureworks’ advanced security analytics enables us to identify the presence of historical and active compromises entrenched within the environment. This solution helps the customer increase its cyber resilience with focused, tailored recommendations on security architecture, instrumentation, and controls.

Security Residency Solutions. Our security residency solutions provide customers with security consultants who serve as extended members of their staff either on-site or remotely to extend and heighten an organization’s security expertise and capabilities. Residency solutions are combined with other Secureworks solutions in complex enterprise environments to enhance the value customers experience. We align with each customer’s internal processes, integrate our data feeds into customer applications and dashboards, and produce customized analytics and reporting. In addition, we assist customers with handling the security events identified by our solutions.
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
Our Customers
As of February 3, 2023, we had approximately 4,500 customers, including approximately 2,000 Taegis and 700 managed security subscription customers, across 77 countries. We serve customers in a broad range of industries, including the financial services, manufacturing, technology, retail, insurance, utility and healthcare sectors. No one customer represented more than 10% of our annual revenue in any of our last three fiscal years. In fiscal 2023, financial services and manufacturing customers accounted for 20% and 26%, respectively, of our revenue. No other industries accounted for 10% or more of our fiscal 2023 revenue.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. Approximately 78% of our revenue is derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 22% is derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate.
International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 34%, 33% and 30% of our revenue in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. For additional information about our non-U.S. revenues and assets, see “Notes to Consolidated Financial Statements—Note 12—Selected Financial Information” in our consolidated financial statements included in this report.
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

Sales and Marketing
Sales and Marketing, together with Secureworks partners, drives growth by focusing on defining the Secureworks brand, increasing awareness, building a robust opportunity and revenue pipeline, and cultivating partner and customer relationships. We create customer value with our managed detection and response cybersecurity solutions that are cloud native and are offered primarily on a subscription basis. We typically offer contract terms from one to three years and, as of February 3, 2023, are averaging two years in duration. We provide additional customer value through expert incident response and adversarial security testing services.
Partner Program
Secureworks Taegis™ is a cloud-native XDR platform that rests at the core of the Secureworks MDR solution. The Taegis architecture enables us to quickly integrate solutions and innovations from our partners, offering the best-fit cybersecurity solutions to our joint Secureworks + partner customers.
Our Partner First strategy, which has been fully implemented in North America, equips and enables our partners to leverage Taegis, together with Secureworks expert services, as an engine for growth. Our partners in turn enable Secureworks to be more flexible and fast to market, driving superior customer retention with their supplemental solution offerings and knowledge of customer needs. Our growing partner ecosystem includes cyber risk partners, solution providers, technology alliance partners, and managed security service providers (MSSPs).
Sales Teams
Our Sales teams are committed to driving sales opportunities through our partner community, and to closing all deals together. Our Customer Success and Account Management teams extend the value of our solutions by identifying cross-selling and upselling opportunities within our customer base and enhancing customer satisfaction. Our routes to market vary by country and the size of the customer organization.
Our Sales teams are a mix of inside sales and field sales professionals who are aligned with geographic regions. They are supported by technical Sales Engineers with deep security experience, who assess customer environments and needs, and by our partner community, which matches the best solutions to customer needs.
In fiscal 2023, approximately 82% of Secureworks revenue, and 77% of our Taegis revenue, was generated through Secureworks-sourced sales opportunities; in some cases this was done in collaboration with members of Dell’s sales force, with the remaining portion generated through partners. We market our solutions through Dell’s channel partners as well as our own, and continuously work to optimize our commercial arrangements with Dell.
Marketing Team
Our Marketing team builds our Secureworks and Taegis brands, and increases awareness for our platform and solutions, as well as generating market demand and driving pipeline growth and helping grow and maintain our competitive advantage. We develop and continuously refine company and solution messages, based on customer and buyer dialogs, and we launch new and enhanced offerings to market.
We deploy demand generation campaigns, including digital marketing programs, to engage, educate, and inspire prospects to action by creating marketing content that is relevant to buyer needs at every stage of the buying cycle. Our awareness programs are yielding consistent editorial coverage in widely distributed business publications and industry trade publications. Our social media programs regularly engage individual buyers and influencers with marketing and executive content, and we participate in digital marketing programs and face-to-face events to create customer and prospect awareness and action.
We frequently brief industry analysts and are a subject of analyst publications and references, building third-party validation of our company and our solutions. We also enable our sales and partner teams with sales tools, education, competitive insights, and field marketing activities to help them convert leads into customers.

Competition
The markets for our technology-driven security solutions and services are intensely competitive, and we expect competition to continue to increase in the future with the introduction of new security solutions, new technologies and new market entrants. Conditions in our market could change rapidly and significantly as a result of technological advances, partnerships, or acquisitions by our competitors. Changes in the threat and technology landscape have led to constantly evolving customer requirements for protection from security threats and adversaries.
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
▪cost effectiveness;
▪customer success and support; and
▪breadth and richness of threat intelligence, including a history of data collection and diversity and geographic scope of customers.
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
Our industry is characterized by the existence of a large number of patents, which leads to frequent claims and related litigation regarding patent and other intellectual property rights. In particular, large and established companies in the IT security industry have extensive patent portfolios and are regularly involved in litigation asserting or defending against patent infringement claims. From time to time, third parties, including some of these large companies as well as non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end-customers, which we are obligated to indemnify against such claims under our standard license and other agreements. Successful claims of infringement by a third party, if any, could prevent us from performing certain solutions, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including, in the United States, treble damages if we are found to have willfully infringed patents), royalties or other fees.
Patents and Patent Applications
As of February 3, 2023, we owned 56 issued patents and 10 pending patent applications in the United States and four issued patents and eight pending patent applications outside the United States. The issued patents are currently expected to expire between 2023 and 2040. Although we believe that our patents as a whole are important to our business, we are not substantially dependent on any single patent.
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
Backlog
We define backlog as the non-cancellable value of subscription-based solutions to be provided under our Taegis solutions and managed security services contracted with a customer that have not yet been provisioned or installed. Backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. All contractual amounts included in backlog are available to be installed with revenue recognition commencing within the coming fiscal year. As of February 3, 2023 and January 28, 2022, backlog of subscription-based solutions was approximately $3.0 million and $2.6 million, respectively. Backlog is influenced by several factors, including seasonality, the compounding effects of renewals and the mix of solutions under contract with customers. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues.

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
Human Capital Resources
Employee Population
As of February 3, 2023, we employed 2,149 full-time employees. Approximately 55.7 percent of our employees were located in the United States and the remainder were located in 25 other countries. None of our employees in the United States are represented by a labor organization or the subject of a collective-bargaining agreement. Employees of some of our foreign subsidiaries are represented on workers’ councils.
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
In response to the COVID-19 pandemic, we instituted a mandatory work-from-home policy for almost all but a small number of onsite essential personnel, and we restricted travel to essential “business-critical” needs. With the support and commitment of our employees, we were able to transition to a work-from-home model and continue protecting our customers without interruption. Early in the COVID-19 pandemic, our Chief Executive Officer hosted weekly all-hands update calls, and we believe open and on-going communications have been critical to maintaining our culture and productivity during the pandemic. During this period, we have taken a flexible approach to help our employees manage their work and personal responsibilities, with a focus on employee well-being, health and safety.
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
Community Involvement
We aim to give back to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of universities and inclusion-focused programs in the United States and abroad to promote STEM education for all. Beyond contributions of cash, we encourage employees to participate in numerous local events and engage in volunteer service throughout the year.
Corporate Information
We are a holding company that conducts operations through our wholly-owned subsidiaries. The mailing address of our principal executive offices is One Concourse Parkway NE, Suite 500, Atlanta, Georgia 30328. Our telephone number at that address is (404) 327-6339.
Secureworks was acquired by Dell, Inc. in February 2011 and completed its initial public offering, or IPO, in April 2016. Upon the closing of our IPO, Dell Technologies Inc., the ultimate parent company of Dell, Inc., owned indirectly through Dell Inc. and Dell Inc.’s subsidiaries all shares of our outstanding Class B common stock, which as of February 3, 2023 represented approximately 82.6% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock.

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
Information about our Executive Officers
The following table sets forth information as of March 23, 2023 concerning our executive officers.

Name	Age	Position

Wendy K. Thomas	51	Chief Executive Officer
Paul M. Parrish	61	Senior Vice President, Chief Financial Officer
George B. Hanna	56	Senior Vice President, Chief Legal & Administrative Officer and Corporate Secretary
Stephen L. Fulton	49	President, Customer Success
Each executive officer is appointed by, and serves at the discretion of, our board of directors.
Wendy K. Thomas has served as our Chief Executive Officer since September 2021. Prior to this appointment, Ms. Thomas served in a number of critical positions at Secureworks, including as President, Customer Success from April 2020 to September 2021, as Chief Product Officer from June 2019 to April 2020, as Senior Vice President, Business and Product Strategy, from March 2018 to June 2019, as Vice President, Strategic and Financial Planning, from March 2017 to March 2018, and as Vice President, Financial Planning and Analysis from July 2015 to March 2017 and from June 2008 to June 2011. In addition, Ms. Thomas served as Chief Financial Officer of Bridgevine, Inc. (currently Updater Inc.), a marketing software company, from November 2013 to July 2015, and as Vice President, Financial Planning and Analysis, at First Data Corporation (currently Fiserv, Inc.), a payment processing and financial services technology company, from July 2011 to October 2013. Earlier in her career, Ms. Thomas held other positions, including multiple finance roles at BellSouth Corporation, a telecommunications company, culminating in the position of Director, Finance.
Paul M. Parrish has served as our Senior Vice President and Chief Financial Officer since December 2019. Before joining us, Mr. Parrish was the Chief Financial Officer of CIOX Health, LLC, a healthcare data management solutions company, from August 2016 to December 2019. Before his service at CIOX, Mr. Parrish served as Chief Financial Officer of Brightree, LLC, a company providing a cloud-based software and services platform for the post-acute medical care market, from June 2014 to July 2016. Mr. Parrish’s previous experience includes multiple senior financial and accounting roles, including service as Chief Financial Officer of US Security Associates, Inc., a security services company, from September 2012 to January 2014, and Chief Financial Officer of S1 Corporation, a payments and financial services software company, from January 2009 to February 2012. Earlier in his career, Mr. Parrish was a Senior Manager with Deloitte, a global professional services firm. Mr. Parrish is a Certified Public Accountant.
George B. Hanna has served as our Chief Legal & Administrative Officer and Corporate Secretary since October 2015. Before joining us, Mr. Hanna was the Executive Vice President, Chief Legal & Administrative Officer for YP Holdings, one of the country’s largest digital media companies, from January 2013 to October 2015. Prior to his service with YP Holdings, Mr. Hanna served in various leadership roles at Wellmark Blue Cross Blue Shield from July 2007 to January 2013, including as the Chief Executive Officer of Wellmark Health Plan of Iowa and as Executive Vice President of Sales & Marketing and Chief Legal Officer for Wellmark Blue Cross Blue Shield. Mr. Hanna previously was employed at BellSouth Corporation from February 1995 to July 2007, where he held senior legal roles including a position as Vice President & Deputy General Counsel.
Stephen L. Fulton has served as our President, Customer Success since February 2023. Prior to this appointment, Mr. Fulton served in several instrumental positions at Secureworks leading all aspects of the Taegis XDR platform vision and development, including as Senior Vice President & Chief Product Officer from September 2020 to January 2023, and as Vice President, Software Engineering from May 2017 to September 2020. Before joining us, Mr. Fulton held a number of senior leader roles at a variety of software companies, including as a Vice President at Velostrata (acquired by Google) from 2015 to 2017, as Vice President of Business Development at EMC from 2014 to 2015, as Vice President, Corporate Development at ScaleIO (acquired by EMC) from 2013 to 2014. Mr. Fulton’s previous experience also includes multiple strategy, software and business development roles as Director, Cloud Strategy at Dell from 2011 to 2013, as Vice President, New Software Development at ServiceMesh (acquired by CSC) from 2010 to 2011, as Vice President, PM and Business Development at Wanova (acquired by VMware) from 2008 to 2010, and in a business development and product management role as Senior Director, Product Management at NetQoS (acquired by CA Technologies) from 2000 to 2008.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business and industry, our relationship with Dell and Dell Technologies, and ownership of our Class A common stock is set forth below. You should carefully consider the following risks, together with all of the other information in this report, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected.
Risks Related to Our Business and Our Industry
We have a history of losses and may not be able to achieve or maintain profitability.
We incurred net losses of $114.5 million in fiscal 2023, $39.8 million in fiscal 2022 and $21.9 million in fiscal 2021. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability on a consistent basis or at all. As we pursue our growth strategy, we expect our operating expenses to continue to increase as we expand and diversify our customer base and attract and retain top talent. Our strategic initiatives may be more expensive than we expect, and we may not be able to increase our revenue to offset these increased operating expenses. Our revenue growth may slow, or revenue may decline, for a number of reasons described in this Risk Factors section, which may lead to increased pressure on our profit margins. If we are unable to meet these risks as we encounter them, our business, financial condition and results of operations may suffer.
We must continue to enhance our existing solutions and technologies, and develop or acquire new solutions and technologies, or we will lose customers and our competitive position will suffer.
Many of our customers operate in markets characterized by rapidly changing technologies, which require them to support a variety of hardware, software applications, operating systems and networks. As their technologies grow more complex, we expect these customers to face new technological vulnerabilities and increasingly sophisticated methods of cyber-attack. To maintain or increase our market share, we must continue to adapt and improve our solutions in response to these evolving cyber-attacks without compromising the high service levels and security demanded by our customers. If we fail to predict, detect and respond effectively to the changing needs of our customers in light of emerging technological trends necessitating timely development or enhancement of our products and features, we will lose customers and our business will suffer.
Our future growth also depends on our ability to continue enhancing the efficacy of the detection and response capabilities of our Taegis software platform and increasing the platform’s interoperability with third-party products and services adopted by our customers. If our Taegis software platform is unable to successfully analyze, categorize and process the increasing number of events, we might fail to identify events as significant threat events, which could harm our customers and negatively affect our business reputation and operating results.
Our revenue growth may vary due to the current economic conditions, geopolitical uncertainty and volatile financial market, which may have an adverse effect on our business and financial condition.
As a company, we operate on a global basis, serving thousands of customers throughout the world. Accordingly, our business, revenue and operating results are impacted by global economic conditions, geopolitical uncertainty and volatile financial markets that affect us and our existing and potential customers. Impacts of the ongoing conflict between Russia and Ukraine and geopolitical tensions between the United States and China, which may result in further domestic and international regulatory changes, import and export restrictions or other effects on international trade relations, may hinder our ability to grow our customer base and continue servicing our existing customers. Continued disruption or uncertainty in economic and market conditions, including the continued failure of banks and other financial institutions globally, also may prolong sales cycles, cause reduction in spending by potential customers, or slow the adoption of new cybersecurity technologies, which may negatively impact our business, financial condition and results of operations.
We rely on personnel with extensive information security expertise, and the loss of, or our inability to attract and retain, qualified personnel in this highly competitive labor market could harm our business.
Our future success depends on our ability to identify, attract, retain, and motivate qualified personnel. We depend on the continued contributions of Wendy K. Thomas, our Chief Executive Officer, and our other senior executives, who have extensive information security expertise. From time to time, there may be changes to our senior management team or other key personnel resulting from termination, departure, or retirement. The temporary or permanent loss of any of these executives or key personnel could harm our business and distract from the operating responsibilities of those who must perform the responsibilities of lost executives or key employees or actively participate in the search for personnel to replace them.

We also employ experts in information security, software coding, data science and advanced mathematics to staff our Counter Threat Unit and to support and enhance our Taegis software platform. We face intense competition, both within and outside of the cybersecurity industry, to hire and retain individuals with the requisite expertise, including from companies that have greater resources than we do. As a result of this competition, we may be unable to attract and retain suitably qualified individuals at acceptable compensation levels who have the technical, operational and managerial knowledge and experience to meet our needs. Any failure by us to attract and retain qualified individuals could adversely affect our competitive market position, revenue, financial condition and results of operations.
Implementation of our plans to strategically realign and optimize our investments with our priorities may not be successful, which could adversely affect our reputation, profitability and financial condition.
On February 7, 2023, we announced a plan to accelerate our transition to a software-as-a-service business through our Taegis software platform. In connection with this plan, we reduced our workforce and made decisions to optimize and align our facilities and investments with our strategic priorities. This plan may not succeed in reducing our overhead costs, optimizing our operating expenses, and enhancing our prospects for profitable operations. We may instead experience additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond the intended reductions, adverse effects on employee morale, diversion of management’s attention, reputational impacts that may hinder our ability to attract and retain top talent in the future, and delays in operations resulting from the loss of qualified employees. If we do not realize the expected benefits of our plan, our business, reputation, financial condition, and results of operations could be negatively impacted.
We face intense competition, including from larger companies, and may lack sufficient financial or other resources to maintain or improve our competitive position.
The market for our Taegis software solutions, managed security services and other security consulting services is highly competitive, and we expect competition to intensify in the future from both established competitors and new market entrants. Increased competition could result in greater pricing pressure, reductions in profit margins, increases to sales and marketing expenses, replacement by newer or disruptive products or technologies, and risks to holding or increasing our market share.
Many of our existing and potential competitors, particularly in the large enterprise market, enjoy substantial competitive advantages because of their longer operating histories, greater brand name recognition, larger customer bases, more extensive customer relationships, greater customer support resources, broader distribution relationships, more mature intellectual property portfolios, and greater financial and technical resources. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive cybersecurity solutions than each could offer individually.
In addition, rapidly changing market conditions and significant technological advancements, partnerships or acquisitions by our competitors, as well as continued market consolidation, may alter the market for our Taegis software solutions. Start-up companies that innovate and large competitors that make significant research and development investments may develop similar or superior products or services that compete with our Taegis software platform. Additionally, some of our larger competitors have broader and more diverse product and service offerings, which may lead customers to choose a competitor’s bundled product or service offerings even if the competitor’s security solution has more limited functionality than our security solution. These competitive pressures within our market could result in price reductions for our solutions, margin erosion, fewer orders and loss of market share.
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
Some customers also may elect not to renew their contracts with us or negotiate to renew them on less favorable terms, as a result of which we may not be able, on a consistent basis, to increase our annual contract values by obtaining advantageous contract renewals. We offer Taegis software solutions and managed security services on a subscription basis under contracts with initial terms that typically range from one to three years and, as of February 3, 2023, averaged two years in duration. Our customers have no obligation to renew their contracts after the expiration of their initial terms. Our initial contracts with customers may include amounts for hardware, installation, onboarding, and other professional services that may not recur. Further, if a customer renews a contract for a term longer than the preceding term, it may pay us greater total fees than it paid under the preceding contract, but may pay a lower average annual fee, because we generally offer discounted rates in connection with longer contract terms. In any of these situations, we would need to sell additional solutions or enhancements to the Taegis software solutions to maintain the same level of annual fees from the customer but may be unable to do so. As a result, existing customers renewing on lower average annual fees, or choosing not to renew their contracts with us would have a negative impact on our revenue, financial condition and operating results.

We generate a significant portion of our revenue from customers in the financial services industry, and changes within that industry, including new or altered compliance obligations or priorities, or an unfavorable review by the federal banking regulatory agencies could reduce demand for our solutions.
We derived approximately 20% of our revenue in fiscal 2023 from financial services institutions and expect to continue to derive a substantial portion of our revenue from customers in that industry. Changes in the industry, including new or altered compliance obligations or regulatory priorities, could adversely affect our revenue, profitability and financial condition. Technology spending by financial services customers generally has fluctuated, and may continue to fluctuate, based on changing regulatory and economic conditions, among other factors, such as decisions by customers to reduce or restructure their technology spending to improve profitability or mitigate risk. Further, mergers or consolidations of financial institutions could reduce our current and potential customer base, resulting in a smaller market for our security solutions.
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
As our customer base and software solutions offerings continue to grow, we plan to further expand our operations, which could place a strain on our resources and infrastructure. This strain may affect our ability to maintain the quality of our software solutions, successfully deploy our software solutions, support our customers after deployment, and preserve our customer-centric culture. Our productivity, customer-focused culture and the quality of our solutions may be negatively affected if we do not integrate and train our new employees and channel partners, particularly sales and account management personnel, quickly and effectively. In addition, we may need to make substantial investments to adapt our IT infrastructure to support our growth and interoperability, while maintaining or improving our operational, financial and managerial controls reporting procedures. If we are unable to manage our growth, expenses or business effectively, our financial condition, results of operations and profitability could be adversely affected.
Failure to maintain high-quality customer service and support functions, including the quality of the services and support provided by our channel partners, could adversely affect our reputation, sales and growth prospects.
Once our solutions are deployed within our customers’ networks, our customers depend on our technical and other support services, including those provided by our channel partners in relation to the Taegis software solutions, to ensure the security of their IT systems. The potential for human error in connection with our customer service and support functions, or that of our channel partners, or the internal systems and networks that underpin our ability to provide solutions to our customers, even if promptly discovered and remediated, could disrupt customer operations, cause losses for customers or harm our internal operations, lead to regulatory fines or damage our reputation. In addition, if we, or our channel partners, do not effectively assist our customers to deploy our software solutions, resolve post-deployment issues or provide effective ongoing support, our ability to sell additional solutions or subscriptions to existing customers could suffer and our reputation with potential customers could be damaged. If we, or our channel partners, fail to meet the requirements of our existing customers, particularly larger enterprises that may require complex and sophisticated support, it may be more difficult to realize our strategy of selling higher-margin and differentiated solutions to those customers.
Our results of operations may be adversely affected by service level agreements with some of our customers that require us to provide them with credits for service failures or inadequacies.
We have agreements with some customers that include commitments to providing them with our solutions at specified levels. If we are unable to meet these commitments, we may be obligated to extend service credits to those customers or could face terminations of the service agreements. Damages for failure to meet the service levels specified in our service level agreements generally are limited to the fees charged over the previous 12 months. If disputed by the customer, however, such limits may not be upheld, and we may be required to pay damages that exceed such fees. Repeated or significant service failures or inadequacies could adversely affect our reputation and results of operations.
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
In fiscal 2023, approximately 78% of our revenue was derived from subscription-based solutions, attributable to Taegis solutions and managed security services contracts, while approximately 22% was derived from professional services engagements. Our subscription contracts typically range from one to three years in duration and, as of February 3, 2023, averaged two years in duration. Revenue related to these contracts is generally recognized ratably over the contract term. As a result, we derive most of our quarterly revenue from contracts we entered into during previous fiscal quarters. A decline in new or renewed contracts and any renewals at reduced annual dollar amounts in a particular quarter may not be reflected in any significant manner in our revenue for that quarter but would negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in contracts may not be fully reflected in our results of operations until future periods.
As of February 3, 2023, we billed approximately 63% of our recurring revenue in advance. We may not be able to adjust our outflows of cash to match any decreases in cash received from prepayments if sales decline. In addition, we may be unable to adjust our cost structure to reflect reduced revenue, which would negatively affect our earnings in future periods. Our subscription model also makes it difficult for us to increase our revenue rapidly through additional sales in any period, as revenue from new customers must be recognized over the applicable contract term.
Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.
If we do not realize the sales we expect from potential customers, our revenue and results of operations could be adversely affected. Sales of our security solutions usually require lengthy sales cycles, which are typically three to nine months, but can exceed 12 months for larger customers. Given the current macroeconomic conditions, we may experience further lengthening of sales cycles for our security solutions. Sales to our customers can be complex and require us to educate our customers about our technical capabilities and the use and benefits of our solutions. Even if we are successful in convincing a prospective customer that the Taegis software platform will increase their defenses against cybersecurity threats, the customer may decide not to, or may delay its decision to, purchase the Taegis software platform for various reasons, which may include budgetary constraints, timing concerns, unexpected administrative, processing and other delays, or uncertain economic conditions, all of which are outside of our control. If organizations, especially new potential customers, do not decide to adopt our Taegis software platform, our sales will not grow as quickly as anticipated, or at all, and our business, operating results and financial condition would be harmed. We spend substantial time, effort and resources in our sales efforts without any assurance that our efforts will generate long-term contracts.
As we continue to expand sales of our information security solutions to customers located outside the United States, our business increasingly will be susceptible to risks associated with international sales and operations.
We expect to increase our presence internationally through new or expanded relationships with local and regional strategic and channel partnerships and potentially through acquisitions of other companies. International revenue, which we define as revenue contracted through non-U.S. entities, contributed approximately 34% of our total revenue in fiscal 2023. Our relative lack of experience in operating our business outside the United States increases the risk that any international expansion efforts will not be successful. In addition, operating in international markets requires significant management attention, financial resources, and legal risks. The investment and additional resources required to establish operations and manage growth in other countries may not produce the expected levels of revenue or earnings. Conducting international operations subjects us to a variety of risks, including those described elsewhere in this section. Such risks could negatively affect our international business and our overall business, results of operations and financial condition.
Tax matters may materially affect our financial position and results of operations.
Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. Further, organizations such as the Organisation for Economic Co-operation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Because of the scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities, including cash movements, could increase our worldwide effective tax rate and harm our business. Beginning in our fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with Internal Revenue Code Section 174. If this requirement is not repealed or otherwise modified, it will materially increase our effective tax rate and reduce our operating cash flows. Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although many of these holidays may be extended when certain conditions are met, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, our effective tax rate could increase in the future.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our revenue and expenses denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. Although more of our sales contracts are denominated in U.S. dollars, our strategy to grow internationally will lead to more of our sales contracts being denominated in foreign currencies and to an increase in operating expenses incurred outside the United States. Because of significant volatility in foreign currency exchange rates, which has increased in recent periods, sales contracts that are denominated, or operating expenses that are incurred, in currencies other than in the U.S. dollar may negatively impact our financial condition and operating results.
Geopolitical developments, including the ongoing conflict between Russia and Ukraine, trade tariff developments and international economic tensions between the United States and China, the strengthening of the U.S. dollar and increasing inflation, could amplify the volatility of currency fluctuations and increase the real cost of our solutions and subscriptions to our customers outside the United States, which could adversely affect our non-U.S. sales and results of operations. Although we do not currently hedge against the risks associated with currency fluctuations, we may begin to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies. Any such hedges may be ineffective to protect us fully against foreign currency risk.
The imposition of new governmental export or import controls or of international sanctions could require us to comply with additional compliance obligations or limit our ability to compete in foreign markets.
If we fail to comply with applicable export and import regulations or our sanctions compliance obligations, we may be subjected to fines or other penalties or be unable to export our technologies into other countries. Our cybersecurity solutions and technologies incorporate encryption technology that may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our customers with international operations from utilizing our solutions and technologies throughout their global systems, or hinder the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our customers’ ability to implement, our technologies in those countries. New export, import, or sanctions restrictions against certain persons, entities, regions, or countries (such as those imposed on Russia and otherwise in response to the ongoing military conflict between Russia and Ukraine), changes to product classification processes, or new legislation or shifting approaches in the enforcement or scope of existing regulations, could result in decreased use of our solutions and technologies by existing customers with international operations, loss of sales to potential customers with international operations, and decreased revenue.
An inability to expand our key distribution relationships could constrain the growth of our business.
We intend to continue strategically growing our business and domestic and international customer base through our channel partners, including distributors, resellers and managed security service providers. Approximately 18% of our revenue in fiscal 2023 was generated through our channel partners, which include referral agents, regional value-added resellers, trade associations and managed security service providers. We assist these channel partners with selling our Taegis software solutions by providing training and other sales support, but such time, effort and costs may not result in increased revenue for us. Our channel partners may be unable to market, sell and support the Taegis software solutions successfully, or these partners may not be properly incentivized to sell our Taegis software solutions to end-customers. Our inability to maintain or further develop relationships with our current and prospective distribution partners could reduce sales of our solutions. If we fail to effectively manage our sales channels or channel partners, our ability to sell our Taegis software solutions may be limited, adversely affecting our revenue growth and financial condition.
Our agreements with our partners generally are non-exclusive, and our partners may have more established relationships with one or more of our competitors. If our partners do not effectively market and sell our software solutions, if they choose to place greater emphasis on their own products or services or those offered by our competitors, if they are not properly incentivized to sell software solutions, or if they fail to meet the needs of customers utilizing our software solutions, our ability to expand our business and sell our solutions may be adversely affected. Our business also may suffer from the loss of a substantial number of our partners, the failure to recruit additional partners, any reduction or delay in the sales of our solutions by our partners, or conflicts between sales by our partners and our direct sales and marketing activities.
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
Our software solutions are complex and may contain defects or errors that are undetectable until after customer adoption. Such defects may cause our customers to be vulnerable to cyber-attacks, and hackers or other threat actors may misappropriate our customers’ data or other assets or otherwise compromise their IT systems. Because the techniques used to access or sabotage IT systems and networks change frequently and generally are not recognized until launched against a target, an advanced attack could emerge that our solutions are unable to detect or prevent. A security breach of proprietary information could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in our security solutions, which could adversely affect our business.
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
As a well-known cybersecurity solutions provider, we are a high-profile target and our websites, networks, information systems, solutions and technologies may be selected for sabotage, disruption or misappropriation by cyber-attacks specifically designed to interrupt our business and harm our reputation. Our solutions frequently involve collecting, filtering and logging of customer information, while our enterprise operations collect, process, store and dispose of our own human resources, intellectual property and other information. We also rely, in certain limited capacities, on third-party data management providers and other vendors to host, accept, transmit or otherwise process electronic data in connection with our business activities. Criminals, terrorists, or other threat actors may seek to penetrate our network security or the security of our third-party service providers and misappropriate or compromise our confidential information or that of our customers or other third parties, create system disruptions or cause shutdowns. In addition, cyber-attacks are increasingly being used in geopolitical conflicts, including Russia’s military action in Ukraine, which may cause increased risk to our customers, our third-party service providers and our company as a leading cybersecurity solutions provider. We may experience breaches or other compromises of our information technology systems. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture that could unexpectedly provide access to our systems and data to a threat actor, criminal or terrorist. The shift to work-from-home arrangements may also increase our vulnerability, as third-party providers’ networks and employees’ home networks may pose a significant network security risk.

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
Although we maintain insurance policies that may cover liabilities in certain situations in connection with a threat event or cybersecurity incident, we cannot be certain that the insurance company will cover the claim, that our insurance policy coverage will adequately cover the liability incurred, or that the insurance policy will continue to be available on commercially reasonable terms. Any claim against our insurance policy, changes to the policy, or increases in premiums or deductibles could have a negative effect on our business, reputation, financial condition or results of operation.
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
We rely on certain third-party vendors to provide technology to perform certain critical business functions, some of which are incorporated into our solutions. We may seek to utilize additional third-party technologies in our solutions, and we will continue to use technology to assist us as we operate our business. Any loss of our rights to use third-party or other technologies could result in business delays or hinder our ability to produce or deliver our solutions until we identify, evaluate and integrate equivalent technologies. If any of the technologies we license or purchase from others, or functional equivalents of these technologies, are no longer available to us or are no longer offered to us on commercially reasonable terms, we would be required either find another third-party vendor or develop these capabilities ourselves, which could result in increased costs to our business or cause delays in the delivery of our solutions. We also might have to limit the features available in our current or future solutions. If we fail to maintain or renegotiate some of our technology agreements with third parties, we could face significant delays and diversion of resources in attempting to license and integrate other technologies with equivalent functions. Any inability to procure and implement suitable replacement technologies could adversely affect our business and results of operations by impeding delivery of our solutions.
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
In the United States, federal, state and local governments have enacted data privacy and cybersecurity laws (including data breach notification laws, personal data privacy laws and consumer protection laws). For example, the California Privacy Rights Act, referred to as the CPRA, which updated the California Consumer Privacy Act of 2018, referred to as the CCPA, went into effect on January 1, 2023 and imposes obligations on certain businesses, service providers, third parties and contractors. These obligations include providing specific disclosures in privacy notices and granting California residents certain rights related to their personal data. The CCPA imposes statutory fines for non-compliance (up to $7,500 per violation). Other states have proposed privacy laws with similar compliance obligations.
Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our customers must comply. For example, in the European Economic Area, the General Data Protection Regulation, or GDPR, imposes stringent operational and governance requirements for companies that collect or process personal data of residents of the European Union and Iceland, Norway and Lichtenstein. The GDPR also provides for significant penalties for non-compliance, which can be up to four percent of annual worldwide “turnover” (a measure similar to revenues in the United States). Following the withdrawal of the United Kingdom from the European Union (i.e., Brexit), and the expiry of the Brexit transition period which ended on December 31, 2020, the European Union GDPR has been implemented in the United Kingdom, referred to as the U.K. GDPR. The U.K. GDPR sits alongside the U.K. Data Protection Act 2018, which implements certain derogations in the E.U. GDPR into English law. The requirements of the U.K. GDPR, which are (at this time) largely aligned with those under the E.U. GDPR, may lead to similar compliance and operational costs and potential fines.
Some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, under the GDPR and a growing number of other legislative and regulatory requirements globally, jurisdictions are adopting consumer, regulator and customer notification obligations and other requirements in the event of a data breach.
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

Earthquakes, fires, power outages, floods, terrorist attacks, geopolitical and military conflicts, public health issues, and other catastrophic events could disrupt our business and ability to serve our customers and could have a material adverse effect on our business, supply chain, results of operations or financial condition.
A significant natural disaster, such as an earthquake, a fire, a flood or a significant power outage, geopolitical conflicts, such as the ongoing military action between Russia and Ukraine, increasing tensions between the United States and China, or a widespread public health issue including a pandemic such as COVID-19, could have a material adverse effect on our business, supply chain, results of operations or financial condition. We rely on public cloud providers to sustain our operations. While these public cloud providers are capable of sustaining our operations, a failure of these public cloud providers could disrupt our ability to serve our customers.
In addition, our ability to deliver our solutions as agreed with our customers depends on the ability of our supply chain, manufacturing vendors or logistics providers to deliver products or perform services we have procured from them. If any natural disaster, terrorist attacks, war, geopolitical turmoil, civil unrest, or other catastrophic event, including widespread public health issues, impairs the ability of our vendors or service providers to provide timely support or disrupts our cybersecurity services offerings, our ability to perform our customer engagements may suffer. Disruptions resulting from COVID-19 included restrictions on the ability of our employees or the employees of our customers, vendors or suppliers to travel, as well as closures of our facilities or the facilities of these third parties. Any expansion of hostilities into nearby countries related to the ongoing conflict between Russia and Ukraine may have a direct impact on our employees and operations in Romania as well as on the businesses of our customers, vendors and suppliers. Any restrictions or closures could affect our ability to sell our solutions, develop and maintain customer relationships or render services, such as our consulting services, could adversely affect our ability to generate revenues or could lead to inadvertent breaches of contract by us or by our customers, vendors or suppliers.
During fiscal 2023, we experienced a limited reduction in customer demand and lengthening of sales cycles that we believe is attributable to COVID-19, which may also impact our results in future periods. Although we are unable to predict the extent and severity of all future impacts of COVID-19, the pandemic might further curtail customer spending, lead to delayed or deferred purchasing decisions, lengthen sales cycles and result in delays in receiving customer or partner payments. These effects, individually or in the aggregate, could have a material negative impact on our business and future financial results.
Risks Related to Intellectual Property
We rely in part on patents to protect our intellectual property rights, and if our patents are ineffective in doing so, third parties may be able to use aspects of our proprietary technology without compensating us.
As of February 3, 2023, we owned 56 issued patents and 10 pending patent applications in the United States and four issued patents and eight pending patent applications outside the United States. Any failure of our patents and patent strategy to adequately protect our intellectual property rights could harm our competitive position. The legal systems of some countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as U.S. laws. Changes in patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. Our competitors may design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our solutions or practicing our own patented technology. If any of our patents is challenged, invalidated or circumvented by third parties, and if we do not own or have exclusive rights to other enforceable patents protecting our solutions or other technologies, competitors and other third parties could market products or services and use processes that incorporate aspects of our proprietary technology without compensating us, which may have an adverse effect on our business.
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
Third parties could claim that our technologies and the processes underlying our solutions infringe or otherwise violate their proprietary rights. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation, including by non-practicing entities, based on allegations of infringement or other violations of intellectual property rights. We expect that such claims may increase as competition in the information security market continues to intensify, as we introduce new solutions (including in geographic areas where we currently do not operate), and as business-model or service overlaps between our competitors and us continue to occur.
Our use of open source technology could require us in some circumstances to make available source code of our modifications to that technology, which could include source code of our proprietary technologies, and may restrict our ability to commercialize our solutions.
Some of our solutions and technologies incorporate software licensed by its authors or other third parties under open source licenses. To the extent that we use open source software, we face risks arising from the scope and requirements of common open source software licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works that we create based on the open source software and that we license such modifications or derivative works under the terms of a particular open source license or another license granting third parties certain rights of further use. If we combine our proprietary technology with open source software in a certain manner, we may face periodic claims from third parties claiming ownership, or demanding release, of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.
Our ability to commercialize solutions or technologies incorporating open source software may be restricted because, among other reasons, open source license terms may be ambiguous and may result in unanticipated or uncertain obligations regarding our solutions, litigation or loss of the right to use this software. Therefore, there is a risk that the terms of these licenses will be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. As a result, we could be required to seek licenses from third parties to continue offering our solutions, re-engineer our technology or discontinue offering our solutions if re-engineering is not commercially reasonable.
Risks Related to Our Relationship with Dell and Dell Technologies
Our inability to favorably resolve any potential conflicts or disputes that arise between us and Dell or Dell Technologies with respect to our past and ongoing relationships may adversely affect our business and prospects.
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
If Dell Technologies, Dell or Dell Technologies’ other affiliates, or Silver Lake or its affiliates engage in the same type of business we conduct or take advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.
Our certificate of incorporation, or charter, provides that, except as otherwise agreed in writing between us and Dell Technologies, Dell or Dell Technologies’ other affiliates (other than us or our controlled affiliates), referred to as the Dell Technologies Entities, have no duty to refrain from:
•engaging in the same or similar activities or lines of business as those in which we are engaged;
•doing business with any of our customers, partners or vendors; or
•employing, or otherwise engaging or soliciting for such purpose, any of our officers, directors or employees.

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
To preserve its ability to effectuate a future tax-free spin-off of our company, or certain other tax-free transactions involving us, Dell Technologies is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. In addition, to preserve its ability to consolidate with us for tax purposes, Dell Technologies generally is required to maintain 80% of the voting power and 80% of the value of our outstanding stock. We have entered into a tax matters agreement with Dell Technologies that restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Dell Technologies to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code or to cause a deconsolidation of us for tax purposes with respect to the Dell Technologies consolidated group. We also have agreed to indemnify Dell Technologies for any breach by us of the tax matters agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.
Risks Related to Ownership of Our Class A Common Stock
The market price for our Class A common stock has been and is likely to continue to be volatile or may decline regardless of our operating performance.
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In particular, stock prices of companies with significant operating losses have recently declined significantly, and in many instances more significantly than stock prices of companies with operating profits. The economic impact and uncertainty of changes in the inflation, interest and macroeconomic environments and Russia’s ongoing conflict with Ukraine have exacerbated this volatility in both the overall stock markets and the market price of our Class A common stock. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our operating results;
•the financial forecasts and guidance we may provide to the public, any changes in our forecasts or guidance or our failure to meet the forecasts or guidance;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and SEC filings
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships or capital commitments;
•rumors and market speculation involving us or other companies in our industry;
•a gain or loss of investor confidence in the market for technology stocks or the stock market in general;
•investor perceptions of us, the benefits of our offerings and the industries in which we operate;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and/or stock market valuations of other technology companies generally, or those in our industry in particular;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•breaches of, or failures relating to, privacy, data protection or information security;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•general economic conditions and slow growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to those events.

As long as Dell Technologies Inc. controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.
As of February 3, 2023, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all 70,000,000 outstanding shares of our Class B common stock, which represented approximately 82.6% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock.
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
As of February 3, 2023, Dell Technologies beneficially owns more than 50% of the combined voting power of both classes of our outstanding shares of common stock. As a result, we are a “controlled company” under the marketplace rules of the Nasdaq Stock Market, or Nasdaq, and eligible to rely on exemptions from Nasdaq corporate governance requirements that generally obligate listed companies to maintain a board of directors having a majority of independent directors and compensation and nominating committees composed solely of independent directors. We currently rely on the exemption from the requirement to maintain a board of directors having a majority of independent directors. Although we do not currently rely on the other exemptions from Nasdaq’s corporate governance requirements, we may decide to avail ourselves of one or more of these exemptions in the future. During any period in which we do so, investors may not have the same protections afforded to stockholders of companies that must comply with all of Nasdaq’s corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price.
Future sales, or the perception of future sales, of a substantial number of shares of our Class A common stock could depress the trading price of our Class A common stock.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class A common stock.
As of February 3, 2023, we have outstanding 14,748,810 shares of our Class A common stock and 70,000,000 shares of our Class B common stock. The shares of Class A common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, or Securities Act, unless these shares are held by our “affiliates,” as that term is defined in

Rule 144 under the Securities Act, or Rule 144. As of February 3, 2023, Dell Technologies owned, indirectly through its subsidiary Dell Inc. and through Dell Inc.’s subsidiaries, no shares of our Class A common stock and all 70,000,000 outstanding shares of our Class B common stock. The shares of our Class A common stock eligible for resale by our affiliates under Rule 144, subject to the volume limitations and other requirements of Rule 144, include the 70,000,000 shares of Class A common stock issuable upon conversion of the same number of shares of our Class B common stock that are outstanding.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by our management each year on the effectiveness of our internal control over financial reporting. We are required to disclose significant changes made in our internal control procedures on a quarterly basis. In addition, our independent registered public accounting firm is required annually to express an opinion as to the effectiveness of our internal control over financial reporting.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of February 3, 2023, our facilities consisted of our corporate headquarters and various other facilities housing our security operations center personnel as well as research and development, marketing and sales, administrative and IT functions. We either lease these facilities or have the right to use them pursuant to service agreements with Dell or with other third parties. As of February 3, 2023, we did not own any facilities.
Our corporate headquarters is located in Atlanta, Georgia, where we lease facilities of approximately 115,800 square feet. As of February 3, 2023, we leased or licensed additional facilities in the following locations: Providence, Rhode Island; Edinburgh, Scotland; and Bucharest, Romania. Our employees also operate out of a number of Dell facilities internationally pursuant to arrangements with Dell. For information about our facility leases, see “Notes to Consolidated Financial Statements—Note 8—Leases” in our consolidated financial statements included in this report.
In future periods, we may lease or license additional sites, either from Dell or other third parties for sales offices and other functions. We believe that suitable additional facilities will be available on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of February 3, 2023, we were not subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Class A Common Stock
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the symbol “SCWX.” There is no public market for our Class B common stock.
Holders
As of March 20, 2023, there were seven holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders of our Class A common stock does not include individuals or entities that beneficially own shares of Class A common stock, but whose shares are held of record by a broker, bank or other nominee.
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

Stock Performance Graph
The following graph compares the cumulative total return on the Class A common stock for the period from February 2, 2018 through February 3, 2023 with the total return over the same period on the Nasdaq Composite Index and the PureFunds ISE Cyber Security ETF Index. The graph assumes that $100 was invested on February 2, 2018 in the Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class A common stock.

$300
$250
$200
$150
$100
$50
02/02/18
02/01/19
01/31/20
01/29/21
01/28/22
02/03/23
Secureworks
NASDAQ Composite
PureFunds ISE Cyber Security ETF

	February 2, 2018	February 1, 2019	January 31, 2020	January 29, 2021	January 28, 2022	February 3, 2023
Secureworks	$100.00	$244.81	$166.63	$146.61	$149.05	$90.20
NASDAQ Composite	100.00	116.73	130.22	182.63	162.67	143.56
PureFunds ISE Cyber Security ETF	100.00	100.32	126.38	180.51	190.18	165.82
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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our consolidated financial statements and related notes included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the COVID-19 pandemic, the Ukraine/Russia conflict, the macroeconomic environment and other future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors.”
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 3, 2023 as fiscal 2023 and the fiscal years ended January 28, 2022 and January 29, 2021 as fiscal 2022 and fiscal 2021, respectively. Fiscal 2023 consisted of 53 weeks. Fiscal 2022 and fiscal 2021 each consisted of 52 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. For discussion and analysis related to our financial results comparing fiscal 2022 with fiscal 2021, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended January 28, 2022, which was filed with the Securities and Exchange Commission on March 23, 2022.
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
Our experience shows that security based on “point” products operating in silos is not sufficient to outpace the adversary at scale. Through our open platform approach, we create integrated and comprehensive solutions by proactively managing the collection of point products deployed by our customers to address specific security issues and provide solutions to fortify gaps in their defenses.
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

We offer our customers:
•software-as-a-service, or SaaS, solutions,
•managed solutions, and
•professional services, including incident response and adversarial services.
Our solutions leverage the proprietary technologies, security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than two decades. As key elements of our strategy, we seek to:
•be the cloud-native SaaS security platform of choice,
•broaden our reach with security service providers to deliver our security platform globally, and
•empower the global security community to beat the adversary at scale.
Our proprietary Taegis security platform was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network, cloud, email and other systems for better security outcomes and simpler security operations. The Taegis software platform is a core element for our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions.
We offer an integrated suite of technology-driven security solutions enabled by our Taegis software platform and team of highly-skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect and respond to cybersecurity breaches. The platforms collect, aggregate, correlate and analyze billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
In addition to our Taegis solutions, we offer a variety of professional services that advise customers on a broad range of security and risk-related matters, which include incident response, adversarial services, and Taegis professional services to accelerate adoption of our software solutions.
Reorganization and other related costs
During the fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan, the Company intends to rebalance investments across all functions to align with the Company’s top strategic priorities and growth opportunities, such as higher value, higher margin Taegis solutions and other priorities, in order to balance continued growth with improving operating margins over time. The Company incurred expenses of approximately $15.5 million, consisting primarily of severance and other termination benefits, real estate-related expenses, as well as other related costs. See Note 14 —“Reorganization and other related costs.” for further discussion.
COVID-19
We did not incur significant disruptions in our business operations or a material impact on our results of operations, financial condition, liquidity or capital resources during fiscal 2023 as a result of the COVID-19 pandemic. We have experienced a limited reduction in customer demand for our solutions that we believe is attributable to COVID-19, which may impact our results in future periods.
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
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we make in our research and development efforts and on our ability to be at the forefront of threat intelligence research and adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that investment in our Taegis software platform and solutions will contribute to long-term revenue growth, but the costs of our investment may continue to adversely affect our prospects for near-term profitability.
Introduction of New Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions, such as our Taegis solutions, that protect our customers from an expanding array of cybersecurity threats. We continue to invest in solutions innovation and leadership, including by hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We believe that our investment in solutions development will contribute to long-term revenue growth, but this investment may continue to adversely affect our prospects for near-term profitability.
Investments in Expanding Our Customer Base.
Embracing our Partner Ecosystem. To support future sales, we will need to continue to devote resources to the development of strategic partnerships with our channel partners, technology alliance partners, and system integrators. We have made and plan to continue to make investments in both marketing and go-to-market efforts with our partners. These investments may not result in an increase in revenue or an improvement in our results of operations in the near term, although we do expect both will improve in the long term from these investments.
Deepening Our Customer Relationships. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing customers. As our customers realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.
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

Key Operating Metrics
Commencing in fiscal 2021, we began transitioning our subscription customers to our Taegis solutions from our non-strategic, lower margin other managed security subscription services. This transition has resulted in a decline in both our total customer base and total annual recurring revenue. Despite these declines, our gross profit has remained relatively stable and our gross margins have increased. We believe the transition of our subscription business to our Taegis solutions is resulting in a higher value, higher margin business. As part of our ongoing transition, we informed our customers early in the fourth quarter of fiscal 2022 that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to our Taegis platform. Renewals associated with many of our existing other managed security subscription services were not extended beyond the end of fiscal 2023.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal years then ended.

	February 3, 2023	January 28, 2022	January 29, 2021
Taegis subscription customer base	2,000	1,200	400
Managed security subscription customer base	700	2,400	3,500
Total subscription customer base	2,500	3,400	3,800

Total customer base	4,500	5,000	5,200

Taegis annual recurring revenue (in millions)	$261.5	$164.7	$54.9
Managed security annual recurring revenue (in millions)	58.4	224.4	371.9
Total annual recurring revenue (in millions)	$319.9	$389.1	$426.8

Taegis average subscription revenue per customer (in thousands)	$132.3	$134.6	$138.3
Managed security average subscription revenue per customer (in thousands)	$86.9	$92.9	$106.1
Total average subscription revenue per customer (in thousands)	$129.1	$113.9	$113.8

Net revenue retention rate	75%	86%	88%
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
Total Customer Base. We define total customer base as the number of customers that subscribe to our Taegis solutions and managed security services and customers that buy professional and other services from us, as of a particular date.
Total Annual Recurring Revenue. We define total annual recurring revenue as of the measurement date. Changes to recurring revenue may result from the expansion of our offerings and sales of additional solutions to our existing customers, as well as the timing of customer renewals.
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. For fiscal 2023, fiscal 2022 and fiscal 2021, approximately 47%, 58% and 65%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.

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

•Reorganization and other related charges. The aggregate adjustment for expenses associated with the Company's plan to align its investments more closely with its strategic priorities.

	February 3, 2023	January 28, 2022	January 29, 2021
GAAP net revenue(1)	$463,475	$535,214	$561,034

GAAP subscription cost of revenue	$131,998	$143,515	$162,139
Amortization of intangibles	(17,133)	(16,080)	(14,587)
Stock-based compensation expense	(642)	(218)	(665)
Reorganization and other related charges	(444)	—	—
Non-GAAP subscription cost of revenue	$113,779	$127,217	$146,887

GAAP professional services cost of revenue	$59,644	$73,611	$80,028
Stock-based compensation expense	(1,358)	(905)	(680)
Reorganization and other related charges	(141)	—	—
Non-GAAP professional services cost of revenue	$58,145	$72,706	$79,348

GAAP gross profit	$271,833	$318,088	$318,867
Amortization of intangibles	17,133	16,080	14,587
Stock-based compensation expense	2,000	1,123	1,346
Reorganization and other related charges	585	—	—
Non-GAAP gross profit	$291,551	$335,291	$334,800

GAAP research and development expenses	$141,837	$122,494	$105,008
Stock-based compensation expense	(11,589)	(7,220)	(4,410)
Reorganization and other related charges	(2,052)	—	—
Non-GAAP research and development expenses	$128,196	$115,274	$100,598

GAAP sales and marketing expenses	$166,410	$145,134	$144,934
Stock-based compensation expense	(6,568)	(4,065)	(3,676)
Reorganization and other related charges	(2,773)	—	—
Non-GAAP sales and marketing expenses	$157,069	$141,069	$141,258

GAAP general and administrative expenses	$111,615	$102,834	$101,760
Amortization of intangibles	(14,094)	(14,094)	(14,094)
Stock-based compensation expense	(16,698)	(18,038)	(14,982)
Reorganization and other related charges	(10,061)	—	—
Non-GAAP general and administrative expenses	$70,762	$70,702	$72,684

	February 3, 2023	January 28, 2022	January 29, 2021
GAAP operating loss	$(148,029)	$(52,374)	$(32,835)
Amortization of intangibles	31,228	30,174	28,682
Stock-based compensation expense	36,855	30,446	24,414
Reorganization and other related charges	15,471	—	—
Non-GAAP operating (loss)/income	$(64,475)	$8,246	$20,261

GAAP net loss	$(114,499)	$(39,791)	$(21,902)
Amortization of intangibles	31,228	30,174	28,682
Stock-based compensation expense	36,855	30,446	24,414
Reorganization and other related charges	15,471	—	—
Aggregate adjustment for income taxes	(15,941)	(12,113)	(13,267)
Non-GAAP net (loss)/income	$(46,886)	$8,716	$17,927

GAAP loss per share	$(1.36)	$(0.48)	$(0.27)
Amortization of intangibles	0.37	0.36	0.35
Stock-based compensation expense	0.44	0.36	0.30
Reorganization and other related charges	0.18	—	—
Aggregate adjustment for income taxes	(0.19)	(0.14)	(0.16)
Non-GAAP (loss)/earnings per share *	$(0.56)	$0.11	$0.22
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(114,499)	$(39,791)	$(21,902)
Interest and other expense/(income), net	(1,248)	3,532	(1,034)
Income tax benefit	(32,282)	(16,115)	(9,899)
Depreciation and amortization	36,668	40,520	41,614
Stock-based compensation expense	36,855	30,446	24,414
Reorganization and other related charges	15,471	—	—
Adjusted EBITDA	$(59,035)	$18,592	$33,193
(1)    Historically the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented. GAAP net revenue is inclusive of both subscription and professional services revenue.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of February 3, 2023 represented approximately 82.6% of our total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions and managed security services. Taegis subscription-based revenue currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR, along with the add-on managed service to supplement the XDR SaaS application, referred to as Managed Detection and Response, or ManagedXDR. Managed security service subscription-based arrangements typically include a suite of security services, up-front installation fees and maintenance, and also may include the provision of an associated hardware appliance. Our subscription contracts typically range from one to three years and, as of February 3, 2023, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which service is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In fiscal 2023, approximately 78% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 22% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 34%, 33% and 30% of our total net revenue in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 77 countries as of February 3, 2023.
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
•Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel-related expenses, such as salaries, benefits and performance-based compensation. Also included in cost of professional services revenue are fees paid to contractors who supplement or support our solutions, maintenance fees and overhead allocations. As our business grows, the cost of professional services revenue associated with our solutions may fluctuate.

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
Income Tax Expense (Benefit)
Our effective tax benefit rate was 22.0% and 28.8% for fiscal 2023 and fiscal 2022, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Consolidated Financial Statements—Note 11—Income and Other Taxes” in our consolidated financial statements included in this report.

Results of Operations
Fiscal 2023 Compared to Fiscal 2022
The following table summarizes our key performance indicators for the fiscal years ended February 3, 2023 and January 28, 2022.

	Fiscal Years Ended
	February 3, 2023		January 28, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Net revenue:
Subscription	$363,448	78.4%	$408,947	76.4%	$(45,499)	(11.1)%
Professional Services	100,027	21.6%	126,267	23.6%	(26,240)	(20.8)%
Total net revenue	$463,475	100.0%	$535,214	100.0%	$(71,739)	(13.4)%
Cost of revenue:
Subscription	$131,998	36.3%	$143,515	35.1%	$(11,517)	(8.0)%
Professional Services	59,644	59.6%	73,611	58.3%	(13,967)	(19.0)%
Total cost of revenue	$191,642	41.3%	$217,126	40.6%	$(25,484)	(11.7)%
Total gross profit	$271,833	58.7%	$318,867	59.4%	$(46,255)	(14.5)%
Operating expenses:
Research and development	$141,837	30.6%	$122,494	22.9%	$19,343	15.8%
Sales and marketing	166,410	35.9%	145,134	27.1%	21,276	14.7%
General and administrative	111,615	24.1%	102,834	19.2%	8,781	8.5%
Total operating expenses:	$419,862	90.6%	$370,462	69.2%	$49,400	13.3%
Operating loss	(148,029)	(31.9)%	(52,374)	(9.8)%	(95,655)	182.6%
Net loss	$(114,499)	(24.7)%	$(39,791)	(7.4)%	$(74,708)	187.8%
Other Financial Information (1)
GAAP net revenue:
Subscription	$363,448	78.4%	$408,947	76.4%	$(45,499)	(11.1)%
Professional Services	100,027	21.6%	126,267	23.6%	(26,240)	(20.8)%
Total GAAP net revenue	$463,475	100.0%	$535,214	100.0%	$(71,739)	(13.4)%
Non-GAAP cost of revenue:
Non-GAAP Subscription	$113,779	31.3%	127,217	31.1%	(13,438)	(10.6)%
Non-GAAP Professional Services	58,145	58.1%	72,706	57.6%	(14,561)	(20.0)%
Total Non-GAAP cost of revenue	$171,924	37.1%	$199,923	37.4%	$(27,999)	(14.0)%
Non-GAAP gross profit	$291,551	62.9%	335,291	62.6%	(43,740)	(13.0)%
Non-GAAP operating expenses:
Non-GAAP research and development	$128,196	27.7%	$115,274	21.5%	$12,922	11.2%
Non-GAAP sales and marketing	157,069	33.9%	141,069	26.4%	16,000	11.3%
Non-GAAP general and administrative	70,762	15.3%	70,702	13.2%	60	0.1%
Non-GAAP operating expenses	$356,027	76.8%	$327,045	61.1%	$28,982	8.9%
Non-GAAP operating (loss) income	(64,475)	(13.9)%	8,246	1.5%	(72,721)	(881.9)%
Non-GAAP net (loss) income	$(46,886)	(10.1)%	8,716	1.6%	(55,602)	(637.9)%
Adjusted EBITDA	$(59,035)	(12.7)%	$18,592	3.5%	$(77,627)	(417.5)%
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

Revenue
The following table presents information regarding our net revenue for the fiscal years ended February 3, 2023 and January 28, 2022.

	Fiscal Years Ended
	February 3, 2023		January 28, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$188,085	40.6%	$85,599	16.0%	$102,486	119.7%
Managed Security Services	175,363	37.8%	323,348	60.4%	(147,985)	(45.8)%
Total Subscription revenue	$363,448	78.4%	$408,947	76.4%	$(45,499)	(11.1)%
Professional services	100,027	21.6%	126,267	23.6%	(26,240)	(20.8)%
Total net revenue	$463,475	100.0%	$535,214	100.0%	$(71,739)	(13.4)%
Subscription Revenue. Subscription revenue decreased $45.5 million, or 11.1%, in fiscal 2023, which consisted of 53 weeks, compared to fiscal 2022, which consisted of 52 weeks. Adjusting for the additional week in fiscal 2023, subscription revenue decreased $52.0 million, or 12.7%. The revenue decrease reflected our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis subscription solutions, which includes reselling Taegis offerings to our current managed security services customer base.
Professional Services Revenue. Professional services revenue decreased $26.2 million, or 20.8%, in fiscal 2023, which consisted of 53 weeks, compared to fiscal 2022, which consisted of 52 weeks. Adjusting for the additional week in fiscal 2023, professional services revenue decreased $27.9 million, or 22.1%. The revenue decrease reflects our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $4.6 million and $11.7 million for fiscal 2023 and fiscal 2022, respectively. Of the revenue derived from Dell, subscription revenue represented approximately 22% and 35% for fiscal 2023 and fiscal 2022, respectively. For more information regarding the commercial agreements with Dell, see “Notes to Consolidated Financial Statements—Note 13—Related Party Transactions” in our consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. For fiscal 2023, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $156.7 million, or 34% of our total revenue. For fiscal 2022, international revenue totaled $175.5 million, or 33% of our total revenue. Currently, our international customers are primarily located in United Kingdom, Japan, Australia and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the fiscal years ended February 3, 2023 and January 28, 2022.

	Fiscal Years Ended
	February 3, 2023		January 28, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Cost of revenue:
Subscription	$131,998	36.3%	$143,515	35.1%	$(11,517)	(8.0)%
Professional Services	59,644	59.6%	73,611	58.3%	(13,967)	(19.0)%
Total cost of revenue	$191,642	41.3%	$217,126	40.6%	$(25,484)	(11.7)%
Other Financial Information
Non-GAAP cost of revenue:
Non-GAAP Subscription	$113,779	31.3%	$127,217	31.1%	$(13,438)	(10.6)%
Non-GAAP Professional Services	58,145	58.1%	72,706	57.6%	(14,561)	(20.0)%
Total Non-GAAP cost of revenue(1)	$171,924	37.1%	$199,923	37.4%	$(27,999)	(14.0)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. Subscription cost of revenue decreased $11.5 million, or 8.0%, in fiscal 2023, which consisted of 53 weeks, compared to fiscal 2022 which consisted of 52 weeks. Adjusting for the additional week in fiscal 2023, subscription cost of revenue decreased 13.9 million, or 9.7%. As a percentage of subscription revenue, subscription cost of revenue increased 120 basis points to 36.3%. On a non-GAAP basis, subscription cost of revenue as a percentage of subscription revenue increased 20 basis points to 31.3%. The decrease in subscription cost of revenue was primarily attributable our focus on delivering comprehensive higher-value security solutions and driving scale and operational efficiencies associated with reducing non-strategic service offerings.
Professional Services Cost of Revenue. Professional services cost of revenue decreased $14.0 million, or 19.0%, in fiscal 2023, which consisted of 53 weeks, compared to fiscal 2022 which consisted of 52 weeks. Adjusting for the additional week in fiscal 2023, professional services cost of revenue decreased 15.0 million, or 20.3%. As a percentage of professional services revenue, professional services cost of revenue increased 130 basis points to 59.6%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 50 basis points to 58.1%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the fiscal years ended February 3, 2023 and January 28, 2022.

	Fiscal Years Ended
	February 3, 2023	January 28, 2022	Change
	$	$	$	%
	(in thousands, except percentages)
Gross Profit:
Subscription	$231,450	$265,432	$(33,982)	(12.8)%
Professional Services	40,383	52,656	(12,273)	(23.3)%
Total Gross Profit	$271,833	$318,088	$(46,255)	(14.5)%

Gross Margin:
Subscription	63.7%	64.9%	(1.2)%
Professional Services	40.4%	41.7%	(1.3)%
Total Gross Margin	58.7%	59.4%	(0.7)%

Other Financial Information
Non-GAAP Gross Profit:
Non-GAAP Subscription	$249,669	$281,730	$(32,061)	(11.4)%
Non-GAAP Professional Services	41,882	53,561	(11,679)	(21.8)%
Total Non-GAAP Gross Profit	$291,551	$335,291	$(43,740)	(13.0)%

Non-GAAP Gross Margin:
Non-GAAP Subscription	68.7%	68.9%	(0.2)%
Non-GAAP Professional Services	41.9%	42.4%	(0.5)%
Total Non-GAAP Gross Margin	62.9%	62.6%	0.3%
Subscription Gross Margin. Subscription gross margin decreased 1.2% in fiscal 2023. We expect subscription gross margin to fluctuate from period to period as we continue to prioritize the growth and delivery of comprehensive higher-value security offerings with our Taegis subscription solutions, while driving scale and operational efficiencies associated with our non-strategic managed security services.
Subscription gross margin on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, fiscal 2023 gross margin decreased 0.2%.
Professional Services Gross Margin. Professional services gross margin decreased 1.3% in fiscal 2023. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense and reorganization related costs. On a non-GAAP basis, excluding that adjustment, fiscal 2023 gross margin decreased 0.5%.

Operating Expenses
The following table presents information regarding our operating expenses during the fiscal years ended February 3, 2023 and January 28, 2022.

	Fiscal Year Ended
	February 3, 2023			January 28, 2022
	$	% of Revenue	% Change	$	% of Revenue
Operating expenses:
Research and development	141,837	30.6%	15.8%	122,494	22.9%
Sales and marketing	166,410	35.9%	14.7%	145,134	27.1%
General and administrative	111,615	24.1%	8.5%	102,834	19.2%
Total operating expenses	$419,862	90.6%	13.3%	$370,462	69.2%

Other Financial Information
Non-GAAP research and development	128,196	27.7%	11.2%	115,274	21.5%
Non-GAAP sales and marketing	157,069	33.9%	11.3%	141,069	26.4%
Non-GAAP general and administrative	70,762	15.3%	0.1%	70,702	13.2%
Total Non-GAAP operating expenses (1)	$356,027	76.8%	8.9%	$327,045	61.1%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. R&D expenses increased $19.3 million, or 15.8%, in fiscal 2023. As a percentage of revenue, R&D expenses increased 770 basis points to 30.6% in fiscal 2023. As a percentage of revenue on a non-GAAP basis, R&D expenses increased 620 basis points to 27.7%. The increase in R&D expenses was primarily attributable to higher employee-related expenses associated with R&D personnel resulting from the continued development of our Taegis solutions. Additionally, we incurred $2.1 million of severance costs, classified as R&D expenses, associated with our reorganization.
Sales and Marketing Expenses. S&M expenses increased $21.3 million, or 14.7%, in fiscal 2023. As a percentage of revenue, S&M expenses increased 880 basis points to 35.9% in fiscal 2023. On a non-GAAP basis, S&M expenses as a percentage of revenue increased 750 basis points to 33.9%. The increase in S&M expenses was primarily attributable to costs incurred in connection with our Taegis marketing campaigns and headcount growth, the effect of which was partially offset by a decrease in commission expenses. Additionally, we incurred $2.5 million of severance costs, classified as S&M expenses, associated with our reorganization.
General and Administrative Expenses. G&A expenses increased $8.8 million, or 8.5%, in fiscal 2023. As a percentage of revenue, G&A expenses increased 490 basis points to 24.1% in fiscal 2023. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 210 basis points to 15.3%. The increase in G&A expenses was primarily attributable to our plan to align our investments more closely with our strategic priorities. We incurred $10.1 million of severance, real estate, and other costs, classified as G&A expenses, associated with our reorganization. These costs were partially offset by lower professional services and consulting related costs.

Operating Loss
Our operating loss for fiscal 2023 and fiscal 2022 was $148.0 million and $52.4 million, respectively. As a percentage of revenue, our operating loss was 31.9% and 9.8% in fiscal 2023 and fiscal 2022, respectively. The increase in our operating loss as a percentage of revenue was primarily attributable to our decreased gross profit and increased operating expenses as we continue to invest in the business to drive growth.
Operating loss on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, our operating loss for fiscal 2023 was $64.5 million compared to operating income of $8.2 million in fiscal 2022 respectively.
Interest and Other, Net
Interest and other, net represented net income of $1.2 million in fiscal 2023 compared with expense of $3.5 million in fiscal 2022. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $32.3 million, or 22.0% of our pre-tax loss, in fiscal 2023 and $16.1 million, or 28.8% of our pre-tax loss, in fiscal 2022. The changes in the effective tax benefit rate were primarily attributable to both the increase in loss before income taxes, the impact of certain adjustments related to stock-based compensation awards, and the recognition of additional benefits relating to research and development credits.
Net Income (Loss)
Our net loss of $114.5 million increased $74.7 million, or 187.8%, in fiscal 2023 compared to fiscal 2022. Net loss on a non-GAAP basis was $46.9 million in fiscal 2023, which represented an increase of $55.6 million from fiscal 2022. The changes on both a GAAP and non-GAAP basis were attributable to lower revenue from our continued focus on reducing non-strategic service offerings with a corresponding increase in operating expenses, the effect of which was offset in part by the higher income tax benefit recognized in the current period.

Liquidity, Capital Commitments and Contractual Cash Obligations
Overview
We believe that our cash and cash equivalents will provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter. As of the balance sheet date, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, as of the balance sheet date. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for less predictable strategic initiatives, such as acquisitions. In addition to our $30 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties, depending on the availability of capital, the cost of funds and lender collateral requirements.
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	February 3, 2023	January 28, 2022
	(in thousands)
Cash and cash equivalents	$143,517	$220,655
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of February 3, 2023, and we did not borrow any amounts under the facility during any period covered by this report. Effective as of March 24, 2023, the facility agreement was amended and restated to extend the maturity date to March 24, 2024 and to modify the annual rate at which interest accrues to the applicable Secured Overnight Financing Rate ("SOFR") plus 1.15%. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For more information regarding the facility, see "Notes to Consolidated Financial Statements—Note 6—Debt" in our consolidated financial statements included in this report.

Cash Flows
The following table presents information concerning our cash flows for the fiscal years ended February 3, 2023 and January 28, 2022.

	Fiscal Year Ended
	February 3, 2023	January 28, 2022
	(in thousands)
Net change in cash from:
Operating activities	$(62,600)	$16,737
Investing activities	(5,651)	(8,014)
Financing activities	(8,887)	(8,368)
Change in cash and cash equivalents	$(77,138)	$355
•Operating Activities — Cash used in operating activities was $62.6 million in fiscal 2023 compared to cash provided by operating activities of $16.7 million in fiscal 2022. The increased use of our operating cash was primarily driven by our strategic investment in the business focused on marketing and research and development initiatives regarding our Taegis offerings.
•Investing Activities — Cash used in investing activities totaled $5.7 million and $8.0 million in fiscal 2023 and fiscal 2022, respectively. Investing activities consisted primarily of capitalized expenses related to the continued development of our Taegis software platform and SaaS applications, which decreased slightly in fiscal 2023 when compared to fiscal 2022.
•Financing Activities — Cash used in financing activities was $8.9 million and $8.4 million in fiscal 2023 and fiscal 2022, respectively. The use of cash in fiscal 2023 reflected employee tax withholding payments paid by us of $8.9 million on restricted stock-based awards. The use of cash in fiscal 2022 reflected employee tax withholding payments paid by us of $12.5 million on restricted stock-based awards, which were partially offset by proceeds of $4.1 million from stock options exercised during fiscal 2022.
Contractual Cash Obligations
Our material cash requirements represented by contractual cash obligations as of February 3, 2023 are summarized in the following table:

	Payments Due by Fiscal Year
(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases	$5,321	$9,622	$4,088	$—	$19,031
Purchase obligations	47,061	78,775	44,000	—	169,836
Total	$52,382	$88,397	$48,088	$—	$188,867

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
Taegis is a cloud-native security software platform deployed as a subscription-based software-as-as-service, or SaaS, designed to unify detection and response across endpoint, network and cloud environments for better security outcomes and simpler security operations for our customers. Taegis offerings currently includes two applications, Extended Detection and Response, or XDR, and Vulnerability Detection and Response, or VDR. The two SaaS applications are separate performance obligations. They are promises that are both capable of being distinct and distinct within the context of the contract, primarily because they function independently and can be purchased separately from one another. Customers do not have the right to take possession of the software platform. Revenue for our SaaS applications is recognized on a straight-line basis over the term of the arrangement, beginning with provision of the tenant by grant of access to the software platform. Customers also have the option to purchase an add-on managed service to supplement the XDR SaaS application, referred to as our Managed Detection and Response, or as ManagedXDR, subscription service. The ManagedXDR service is identified as a distinct performance obligation that is separable from the SaaS application. While a customer must purchase and deploy the XDR software to gain utility from the ManagedXDR service, a customer may purchase and benefit from using the XDR SaaS application on its own. In order to conclude that the two promises are not separately identifiable, the interrelationship/interdependence would most likely have to be reciprocal between the two separate offerings. The nature of the ManagedXDR service is to stand-ready, or deliver an unspecified quantity of services each day during the contract term, based on customer-specific needs. The ManagedXDR service period is contractually tied to the related software application and, as a stand ready obligation, will be recognized on a straight-line basis over the term of the arrangement.
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
We may elect to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of goodwill at the reporting unit level, as well as indefinite-lived intangible assets at the individual asset level, are less than their respective carrying amounts. We determined that we have one reporting unit.
The qualitative assessment includes our consideration of relevant events and circumstances that would affect our single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, our overall financial performance, and trends in the market price of our Class A common stock. If indicators of impairment exist after performing the qualitative assessment, we will perform a quantitative assessment of goodwill and indefinite-lived intangible assets. We also may choose to perform the quantitative assessment periodically even if the qualitative assessment does not require us to do so. If the carrying amount exceeds the fair value of the reporting unit determined through the quantitative analysis, an impairment charge is recognized in an amount equal to that excess.
For the annual impairment review in the third quarter of fiscal 2023, we elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, we proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of its reporting unit relative to its carrying amount.
The fair value of the reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of our business, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in a non-cash impairment charge.
The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of the our business and the determination of our weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.
Based on the results of the annual impairment test, we determined that the derived fair values of the reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicated no impairment as of the annual impairment date. Further, no triggering events have transpired since the performance of the quantitative assessment that would indicate a potential impairment during the fiscal year ended February 3, 2023.
Impairment of long-lived assets. We evaluate all long-lived assets, other than goodwill, whenever events or circumstances change that indicate the asset's carrying value may no longer be recoverable. If impairment indicators exist, a test of recoverability is performed by comparing the sum of the estimated undiscounted future cash flows attributable to the asset's carrying value. Impairment analyses are performed at the asset group level. If the asset's carrying value is not recoverable, impairment is measured by determining the asset's fair value and recording any difference as an impairment loss. Long-lived assets subject to this policy include property, plant & equipment, intangible assets and Right-of-use assets. An impairment loss of $4.0 million was recognized to our right-of-use assets for the fiscal year ended February 3, 2023. No impairments were recognized in the fiscal years ended January 28, 2022 and January 29, 2021, respectively.
Stock-Based Compensation. Our compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies Inc., or Dell Technologies. Under the plans, we and, prior to the IPO date, Dell Technologies have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on grant date fair value. Fair value for restricted stock awards and restricted stock units under our plan is based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying Class A common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The annual grant of restricted stock and restricted stock units issued during the fiscal year ended February 3, 2023 vest over an average service period of three years and approximately 16% of such awards are subject to performance conditions. Stock-based compensation expense, regarding service-based awards, is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense, regarding performance awards, is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. We estimate a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SecureWorks Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of SecureWorks Corp. and its subsidiaries (the “Company”) as of February 3, 2023 and January 28, 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended February 3, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2023 and January 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition – subscription contracts
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when all of the following criteria are met: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Subscription revenue is derived from (i) the Taegis software-as-a-service security platform and (ii) managed security services. The Company recognizes revenue over time on a ratable recognition basis using a time-elapsed output method to measure progress for all subscription-based performance obligations, over the contract term. As disclosed by management, judgment is applied in recognizing revenue based on determining all the aforementioned criteria have been met. For the year ended February 3, 2023, the Company’s subscription revenue was $363.4 million.
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
March 23, 2023
We have served as the Company’s auditor since 2014.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)

	February 3, 2023	January 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$143,517	$220,655
Accounts receivable, net	72,627	86,231
Inventories	620	505
Other current assets	17,526	26,040
Total current assets	234,290	333,431
Property and equipment, net	4,632	8,426
Goodwill	425,519	425,926
Operating lease right-of-use assets, net	9,256	17,441
Intangible assets, net	106,208	133,732
Other non-current assets	60,965	68,346
Total assets	$840,870	$987,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,847	$15,062
Accrued and other current liabilities	81,566	88,122
Deferred revenue	145,170	163,304
Total current liabilities	245,583	266,488
Long-term deferred revenue	11,162	12,764
Operating lease liabilities, non-current	12,141	16,869
Other non-current liabilities	14,023	43,124
Total liabilities	282,909	339,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 14,749 and 14,282 shares issued and outstanding at February 3, 2023 and January 28, 2022, respectively	147	143
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	967,367	939,404
Accumulated deficit	(384,121)	(269,622)
Accumulated other comprehensive loss	(6,237)	(2,672)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders’ equity	557,961	648,057
Total liabilities and stockholders’ equity	$840,870	$987,302

 The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

Net revenue:
Subscription	$363,448	$408,947	$427,937
Professional services	100,027	126,267	133,097
Total net revenue	463,475	535,214	561,034
Cost of revenue:
Subscription	131,998	143,515	162,139
Professional services	59,644	73,611	80,028
Total cost of revenue	191,642	217,126	242,167
Gross profit	271,833	318,088	318,867
Operating expenses:
Research and development	141,837	122,494	105,008
Sales and marketing	166,410	145,134	144,934
General and administrative	111,615	102,834	101,760
Total operating expenses	419,862	370,462	351,702
Operating loss	(148,029)	(52,374)	(32,835)
Interest and other (expense) income, net	1,248	(3,532)	1,034
Loss before income taxes	(146,781)	(55,906)	(31,801)
Income tax benefit	(32,282)	(16,115)	(9,899)
Net loss	$(114,499)	$(39,791)	$(21,902)

Loss per common share (basic and diluted)	$(1.36)	$(0.48)	$(0.27)
Weighted-average common shares outstanding (basic and diluted)	84,389	82,916	81,358

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Net loss	$(114,499)	$(39,791)	$(21,902)
Foreign currency translation adjustments, net of tax	(3,565)	(2,012)	2,430
Comprehensive loss	$(118,064)	$(41,803)	$(19,472)

The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Cash flows from operating activities:
Net loss	$(114,499)	$(39,791)	(21,902)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	36,668	40,520	41,614
Amortization of right of use asset	3,800	3,846	4,482
Reorganization and other related charges	6,112	—	—
Amortization of costs capitalized to obtain revenue contracts	18,203	19,330	21,273
Amortization of costs capitalized to fulfill revenue contracts	4,773	5,186	5,699
Stock-based compensation expense	36,855	30,446	24,414
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(824)	3,393	(1,485)
Income tax benefit	(32,282)	(16,115)	(9,899)
Other non-cash impacts	—	—	392
Provision for credit losses	(524)	(430)	1,810
Changes in assets and liabilities:
Accounts receivable	13,729	21,221	2,557
Net transactions with Dell	(2,561)	(12,025)	11,788
Inventories	(115)	55	186
Other assets	25,451	(15,967)	(9,460)
Accounts payable	3,587	(1,623)	(1,527)
Deferred revenue	(20,309)	(3,253)	(9,759)
Operating leases, net	(5,184)	(5,707)	(3,284)
Accrued and other liabilities	(35,480)	(12,349)	3,690
Net cash (used in) provided by operating activities	(62,600)	16,737	60,589
Cash flows from investing activities:
Capital expenditures	(1,947)	(1,928)	(3,005)
Software development costs	(3,704)	(6,086)	—
Acquisition of business, net of cash acquired	—	—	(15,081)
Net cash used in investing activities	(5,651)	(8,014)	(18,086)
Cash flows from financing activities:
Proceeds from stock option exercises	—	4,134	1,469
Taxes paid on vested restricted shares	(8,887)	(12,502)	(5,510)
Net cash used in financing activities	(8,887)	(8,368)	(4,041)
Net (decrease) increase in cash and cash equivalents	(77,138)	355	38,462
Cash and cash equivalents at beginning of the period	220,655	220,300	181,838
Cash and cash equivalents at end of the period	143,517	220,655	220,300

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Income taxes paid	$2,461	$2,554	$1,933
The accompanying notes are an integral part of these consolidated financial statements.

SECUREWORKS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balances, January 31, 2020	11,206	$112	70,000	$700	$896,983	$(207,929)	$(3,090)	$(19,896)	$666,880
Net loss	—	—	—	—	—	(21,902)	—	—	(21,902)
Other comprehensive income	—	—	—	—	—	—	2,430	—	2,430
Vesting of restricted stock units	1,148	11	—	—	(11)	—	—	—	—
Exercise of stock options	105	1	—	—	1,468	—	—	—	1,469
Grant and forfeitures of restricted stock awards	455	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(464)	(5)	—	—	(5,505)	—	—	—	(5,510)
Stock-based compensation	—	—	—	—	24,414	—	—	—	24,414
Shares repurchased	—	—	—	—	—	—	—	—	—
Balances, January 29, 2021	12,450	$125	70,000	$700	$917,344	$(229,831)	$(660)	$(19,896)	$667,781
Net loss	—	—	—	—	—	(39,791)	—	—	(39,791)
Other comprehensive income	—	—	—	—	—	—	(2,012)	—	(2,012)
Vesting of restricted stock units	1,515	15	—	—	(15)	—	—	—	—
Exercise of stock options	1,417	14	—	—	4,120	—	—	—	4,134
Grant and forfeitures of restricted stock awards	485	5	—	—	(5)	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(1,585)	(16)	—	—	(12,486)	—	—	—	(12,502)
Stock-based compensation	—	—	—	—	30,446	—	—	—	30,446
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(114,499)	—	—	(114,499)
Other comprehensive loss	—	—	—	—	—	—	(3,565)	—	(3,565)
Vesting of restricted stock units	1,718	17	—	—	(17)	—	—	—	—
Grant and forfeitures of restricted stock awards	(423)	(4)	—	—	4	—	—	—	—
Common stock withheld as payment of taxes and cost for equity awards	(828)	(8)	—	—	(8,879)	—	—	—	(8,887)
Stock-based compensation	—	—	—	—	36,855	—	—	—	36,855
Balance, February 3, 2023	14,749	$147	70,000	$700	$967,367	$(384,121)	$(6,237)	$(19,896)	$557,961

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
On April 27, 2016, the Company completed its initial public offering (“IPO”). Upon the closing of the IPO, Dell Technologies Inc. (“Dell Technologies”) owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries (Dell Inc., individually and collectively with its consolidated subsidiaries, “Dell”) all shares of the Company’s outstanding Class B common stock, which as of February 3, 2023 represented approximately 82.6% of the Company’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of the Company’s outstanding common stock.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, as fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Fiscal 2023 consists of 53 weeks. Fiscal 2022 and fiscal 2021 each consisted of 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets, and purchase price allocation for business combinations. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment as a result of the COVID-19 pandemic, the Ukraine/Russia conflict and impacts of inflation. The Company considered the potential impact of the COVID-19 pandemic and current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company’s consolidated financial statements as of and for the fiscal year ended February 3, 2023. As the COVID-19 pandemic and current economic environment continue to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents. As of February 3, 2023 and January 28, 2022, cash and cash equivalents are comprised of cash held in bank accounts and money market funds. The cash and cash equivalents are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. The money market funds are valued using quoted market prices and are included as Level 1 inputs. As of February 3, 2023 and January 28, 2022, the Company had $16.5 million and $115.8 million, respectively, invested in money market funds.
Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. Accounts receivable are charged against the allowance for credit losses when deemed uncollectible. Management regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. As of February 3, 2023 and January 28, 2022, the allowance for credit losses was $2.4 million and $3.5 million, respectively.
Unbilled accounts receivable included in accounts receivable, totaling $4.8 million and $7.4 million as of February 3, 2023 and January 28, 2022, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the upcoming fiscal year.
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
Property and Equipment. Property and equipment are carried at depreciated cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of five years or the lease term. For the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, depreciation expense was $5.9 million, $10.3 million and $12.9 million, respectively. Gains or losses related to retirement or disposition of fixed assets are recognized in the period incurred.
Leases. The Company determines if any arrangement is, or contains, a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. Secureworks is the lessee in a lease contract when the Company obtains the right to control the asset. Operating leases are included in the line items operating lease right-of-use assets, net; accrued and other current liabilities; and operating lease liabilities, non-current in the Consolidated Statements of Financial Position. Leases with a lease term of 12 months or less at inception are not recorded in the Consolidated Statements of Financial Position and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company’s leases do not provide an implicit interest rate, Secureworks uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When the Company’s contracts contain lease and non-lease components, the Company accounts for both components as a single lease component. See “Note 8—Leases” for further discussion.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The Company may elect to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) that the fair value of the Company’s goodwill at the reporting unit, as well as indefinite-lived assets at the individual asset level, are less than their respective carrying amounts. The Company has determined it has one reporting unit.
The qualitative assessment includes the Company’s consideration of relevant events and circumstances that would affect the Company’s single reporting unit and indefinite-lived assets, including macroeconomic, industry, and market conditions, the Company’s overall financial performance, and trends in the market price of the Company’s Class A common stock. If indicators of impairment exist after performing the qualitative assessment, the Company will perform a quantitative impairment assessment of goodwill and indefinite-lived assets. The Company may also choose to perform the quantitative assessment periodically even if the qualitative assessment does not require the Company to do so. For the Company’s goodwill and indefinite-lived intangible assets, if the carrying amount exceeds the fair value of the reporting unit determined through the quantitative analysis, an impairment charge is recognized in an amount equal to that excess.
For the annual impairment review in the third quarter of fiscal 2023, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of its reporting unit relative to its carrying amount.
Based on the results of the annual impairment test, the Company determined that the derived fair values of the reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicated no impairment as of the annual impairment date. Further, no triggering events have transpired since the performance of the quantitative assessment that would indicate a potential impairment during the fiscal year ended February 3, 2023. See Note 5 —“Goodwill and Intangible Assets” for further discussion.
Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The allocation of the purchase price in a business combination requires significant estimates to be made in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. These estimates are based upon a number of factors, including historical experience, market conditions and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, discount rates and the profit margin a market participant would receive. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses in the Consolidated Statements of Operations. For more information, see Note 15 —“Business Combinations.”
Impairment of long-lived assets. The Company evaluates all long-lived assets, other than goodwill, whenever events or circumstances change that indicate the asset's carrying value may no longer be recoverable. If impairment indicators exist, a test of recoverability is performed by comparing the sum of the estimated undiscounted future cash flows attributable to the asset's carrying value. Impairment analyses are performed at the asset group level. If the asset's carrying value is not recoverable, impairment is measured by determining the asset's fair value and recording any difference as an impairment loss. Long-lived assets subject to this policy include property, plant & equipment, definite-lived intangible assets and Right-of-use assets. An impairment loss of $4.0 million was recognized to the Company's right-of-use assets for the fiscal year ended February 3, 2023. No impairments were recognized in the fiscal years ended January 28, 2022 and January 29, 2021, respectively.
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
The Company’s customer acquisition costs are primarily attributable to sales commissions and related fringe benefits earned by the Company’s sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and amortized taking into consideration the pattern of transfer to which assets relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commission period. The Company recognizes deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be six years) in sales and marketing expenses. These assets are classified as non-current and included in other non-current assets in the Consolidated Statements of Financial Position. As of February 3, 2023 and January 28, 2022, the amount of deferred commissions included in other non-current assets was $49.6 million and $54.0 million, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Additionally, the Company incurred certain costs to install and activate hardware and software related to its other managed security services, primarily associated with a portion of the compensation for the personnel who performed the installation activities. The Company made judgments regarding the fulfillment costs to be capitalized. Specifically, the Company capitalized direct labor and associated fringe benefits using standards developed from actual costs and applicable operational data. The Company updated the information quarterly for items such as the estimated amount of time required to perform such activity. The Company recognizes deferred fulfillment costs related to its other managed security services on a straight-line basis that is consistent with the transfer to the customer of the related goods and services (estimated to be four years) in cost of revenue. As of February 3, 2023 and January 28, 2022, the amount of deferred fulfillment costs included in other non-current assets was $3.2 million and $7.6 million, respectively.
Foreign Currency Translation. During the periods presented, Secureworks primarily operated in the United States. For the majority of the Company’s international subsidiaries, the Company has determined that the functional currency of those subsidiaries is the local currency. Accordingly, assets and liabilities for these entities are translated at current exchange rates in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss, while foreign currency transaction gains and losses are recognized in the Consolidated Statements of Operations within interest and other, net. These transaction gains (losses) totaled $0.8 million, $(3.4) million and $1.5 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
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
The following table presents revenue by service type (in thousands):

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Net revenue:
Taegis Subscription Solutions	$188,085	$85,599	$32,149
Managed Security Services	175,363	323,348	395,788
Total Subscription revenue	363,448	408,947	427,937
Professional Services	100,027	126,267	133,097
Total net revenue	$463,475	$535,214	$561,034
Taegis Subscription Solutions revenue for the fiscal year ended January 29, 2021 has been presented for consistency with current period presentation but was not separately disclosed in the annual filing for that period.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
Sales and Marketing. Sales and marketing expense consists of compensation and related expenses that include salaries, benefits, and performance-based compensation (including sales commissions and related expenses for sales and marketing personnel), marketing and advertising programs, such as lead generation, customer advocacy events, other brand-building expenses and allocated overhead. Advertising costs are expensed as incurred and were $42.8 million, $25.2 million and $19.2 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
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
The Company capitalizes development costs associated with software and applications to be sold, leased or otherwise marketed after technological feasibility of the software or application is established. Under the Company’s current practice of developing new software, the technological feasibility of the underlying software or application is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Software development costs associated with software and applications to be sold, leased or otherwise marketed that have been capitalized to date total approximately $3.7 million for the fiscal year ended February 3, 2023.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
Stock-Based Compensation. The Company’s compensation programs include grants under the SecureWorks Corp. 2016 Long-Term Incentive Plan and, prior to the IPO date, grants under share-based payment plans of Dell Technologies. Under the plans, the Company, and prior to the IPO, Dell Technologies, have granted stock options, restricted stock awards and restricted stock units. Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on grant date fair value. Fair value for restricted stock awards and restricted stock units under the Company’s plan is based on the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the day of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant the Company must determine the fair value of the underlying Class A common stock, the expected term of the award, the expected volatility, risk-free interest rates and expected dividend yield. The Company’s annual grant of restricted stock and restricted stock units issued during the fiscal year ended February 3, 2023 vest over an average service period of three years and approximately 16% of such awards are subject to performance conditions. Stock-based compensation expense with respect to service-based awards is adjusted for forfeitures, and recognized using a straight-line basis over the requisite service periods of the awards, which is generally three to four years. Stock-based compensation expense with respect to performance awards is adjusted for forfeitures and performance criteria, and recognized on a graded vesting basis. The Company estimates a forfeiture rate, based on an analysis of actual historical forfeitures, to calculate stock-based compensation expense.
Loss Contingencies. Secureworks is subject to the possibility of various losses arising in the ordinary course of business. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required. See “Note 7–Commitments and Contingencies” for more information about loss contingencies.

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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Numerator:
Net loss	$(114,499)	$(39,791)	$(21,902)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	84,389	82,916	81,358
Loss per common share:
Basic and Diluted	$(1.36)	$(0.48)	$(0.27)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	6,039	5,020	6,347
NOTE 4 — CONTRACT BALANCES AND CONTRACT COSTS
Promises to provide the Company’s subscription-based solutions related to SaaS applications are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of February 3, 2023. Performance obligations related to the Company’s security and risk consulting professional service contracts are separate obligations associated with each service. Although the Company has many multi-year customer relationships for its various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the fiscal year ended February 3, 2023, on average, 63% of the Company’s recurring revenue was billed annually in advance and approximately 37% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company’s deferred revenue during the fiscal years ended February 3, 2023 and January 28, 2022 are as follows (in thousands):

	As of January 28, 2022	Upfront payments received and billings during the fiscal year ended February 3, 2023	Revenue recognized during the fiscal year ended February 3, 2023	As of February 3, 2023
Deferred revenue	$176,068	$220,063	$(239,799)	$156,332

	As of January 29, 2021	Upfront payments received and billings during the fiscal year ended January 28, 2022	Revenue recognized during the fiscal year ended January 28, 2022	As of January 28, 2022
Deferred revenue	$178,027	$265,977	$(267,936)	$176,068

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
As of February 3, 2023, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$266,822	$139,083	$94,234	$32,853	$652
Performance obligation - backlog	3,275	1,128	1,099	1,048	—
Total	$270,097	$140,211	$95,333	$33,901	$652
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the fiscal years ended February 3, 2023 and January 28, 2022 are as follows (in thousands):

	As of January 28, 2022	Amount capitalized	Amount expensed	As of February 3, 2023
Deferred commissions	$53,978	$13,790	$(18,203)	$49,565
Deferred fulfillment costs	7,597	408	(4,773)	3,232

	As of January 29, 2021	Amount capitalized	Amount expensed	As of January 28, 2022
Deferred commissions	$57,888	$15,420	$(19,330)	$53,978
Deferred fulfillment costs	11,009	1,774	(5,186)	7,597
As referenced in “Note 2 — Significant Accounting Policies,” deferred commissions are recognized on a straight-line basis over the life of the customer relationship, which has a current estimated life of six years, while deferred fulfillment costs are recognized over the device service life estimated at four years. During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs, nor did it identify any material change to the expense recognition pattern during the fiscal year ended February 3, 2023.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.4 million due to foreign currency translation for the fiscal year ended February 3, 2023, as compared to the fiscal year ended January 28, 2022. Accordingly, goodwill totaled $425.5 million as of February 3, 2023 and $425.9 million as of January 28, 2022.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2023 by assessing goodwill at the reporting unit level, as well as the Company’s indefinite-lived trade name asset at the individual asset level. The Company has determined it has one reporting unit.
For the annual impairment review in the third quarter of fiscal 2023, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative analysis to determine the fair value of its reporting unit relative to its carrying amount, as well as its indefinite-lived trade name asset at the individual asset level, to determine the amount of impairment loss to be recognized, if any.
The fair value of the reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in a non-cash impairment charge.
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
Based on the results of the annual impairment test, the Company determined that the derived fair values of the reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicated no impairment as of the annual impairment date. Further, no triggering events have transpired since the performance of the quantitative assessment that would indicate a potential impairment during the fiscal year ended February 3, 2023.
Intangible Assets
The Company's intangible assets at February 3, 2023 and January 28, 2022 were as follows:

	February 3, 2023			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$189,518	$(133,530)	$55,988	$189,518	$(119,435)	$70,083
Acquired Technology	141,784	(128,612)	13,172	141,784	(113,937)	27,847
Developed Technology	11,827	(4,897)	6,930	8,123	(2,439)	5,684
Finite-lived intangible assets	343,129	(267,039)	76,090	339,425	(235,811)	103,614
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$373,247	$(267,039)	$106,208	$369,543	$(235,811)	$133,732
Amortization expense related to finite-lived intangible assets was approximately $31.2 million, $30.2 million and $28.7 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. Amortization expense is included within cost of revenue and general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges related to intangible assets during the past three fiscal years.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Estimated future amortization expense of finite-lived intangible assets as of February 3, 2023 over the next five years and thereafter is as follow (in thousands):

Fiscal Years Ending	February 3, 2023
2024	$27,772
2025	17,672
2026	16,167
2027	14,479
2028	—
Thereafter	—
Total	$76,090

NOTE 6 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $30 million senior, unsecured revolving credit facility. Effective March 24, 2023, the revolving credit agreement was amended and restated to extend the maturity date from March 23, 2023 to March 24, 2024 and to modify the annual rate at which interest accrues to the applicable SOFR rate plus 1.15%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. See “Note 16 - Subsequent Events.”
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid, and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of February 3, 2023 or January 28, 2022, and there were no amounts borrowed under the credit facility during the fiscal years ended February 3, 2023 or January 28, 2022.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Purchase Obligations —The Company had various purchase obligations at February 3, 2023 over a period of approximately four years with vendors or contractors, subject to the Company’s operational needs. As of February 3, 2023, the purchase obligations (in thousands) are as follows:

Payments Due For
Purchase
Fiscal Years Ending	Obligations
2024	$47,061
2025	38,467
2026	40,308
2027	44,000
2028	—
2029 and beyond	—
Total	$169,836
Legal Contingencies — From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of February 3, 2023, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
As of February 3, 2023, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending. During fiscal 2023, the Company paid $2.6 million related to such matters. As of February 3, 2023, the Company had recorded an estimated liability in the amount of $8.3 million related to such matters. The Company will continue to appeal these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations — The Company sells solutions to customers of all sizes primarily through its sales organization, supplemented by sales through partners. During the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, the Company had no customer that represented 10% or more of its net revenue during any such fiscal year.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 8 — LEASES
The Company recorded operating lease cost for facilities of approximately $5.2 million and $5.4 million for the fiscal years ended February 3, 2023 and January 28, 2022, respectively. For the fiscal years ended February 3, 2023 and January 28, 2022, operating lease cost included expenses in connection with variable lease costs of $0.6 million and $0.3 million, respectively, which primarily consisted of utilities and common area charges.
For the fiscal years ended February 3, 2023 and January 28, 2022, the Company recorded operating lease costs of equipment leases of approximately $0.0 million and $0.3 million, respectively. For the fiscal years ended February 3, 2023 and January 28, 2022, equipment leases included short-term lease costs of $0.0 million and $0.3 million, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $5.9 million and $6.9 million during the fiscal years ended February 3, 2023 and January 28, 2022, respectively.
As part of the Company’s plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business, an impairment loss of $4.0 million was recorded to one of its right-of-use assets for the fiscal year ended February 3, 2023. During this fiscal quarter, the Company ceased use of corporate office space on February 3, 2023 as a part of its real estate-related cost optimization actions. The asset impaired was assessed to be part of an asset group separate from the Company-level single asset group. Fair value of the asset was determined using a discounted cash flow methodology considering the asset's specific use to generate cash flows. An additional $0.5 million of expenses were incurred in fiscal 2023 associated with the real estate-related cost optimization actions taken by the Company.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

February 3, 2023
Weighted-average remaining lease term	3.6 years
Weighted-average discount rate	5.38%
The following table summarizes the maturity of the Company’s operating lease liabilities as of February 3, 2023 (in thousands):

Fiscal Years Ending	February 3, 2023
2024	$5,321
2025	5,095
2026	4,526
2027	4,088
2028	—
Thereafter	—
Total operating lease payments	$19,030
Less imputed interest	1,652
Total operating lease liabilities	$17,378
The Company’s leases have remaining lease terms of 1.5 years to 3.9 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 9 — STOCKHOLDERS’ EQUITY
On September 26, 2018, the Company’s board of directors authorized a stock repurchase program, under which the Company was authorized to repurchase up to $15 million of the Company’s Class A common stock through September 30, 2019. On March 26, 2019, the board of directors expanded the repurchase program to authorize the repurchase up to an additional $15 million of the Company’s Class A common stock through May 1, 2020, on which date the program terminated. No shares of Class A common stock were repurchased during the fiscal years ended January 28, 2022 and February 3, 2023.
NOTE 10 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLAN
In connection with the IPO, the Company’s board of directors adopted the SecureWorks Corp. 2016 Long-Term Incentive Plan (the “2016 Plan”). The 2016 Plan became effective on April 18, 2016, and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. The Company has reserved 17,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors. The Company utilizes both authorized and unissued shares to satisfy all shares issued under the 2016 Plan. During fiscal 2022, the 2016 Plan was amended to increase the total shares of Class A common stock available for issuance by an additional 5,000,000 shares. As of February 3, 2023, there were approximately 2,435,679 shares of Class A common stock available for future grants under the 2016 Plan.
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
During the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, no stock options were granted to employees or directors. The Company recognized zero, $0.2 million and $1.4 million in compensation expense for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively, for previously granted options.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes stock option activity and options outstanding and exercisable for the fiscal years ended, and as of, February 3, 2023, January 28, 2022 and January 29, 2021.

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (years)	Weighted-Average Grant date Fair Value Per Share	Aggregate Intrinsic Value[1] (in thousands)
Balance, January 31, 2020	2,247,997	$14.00
Granted	—	—
Exercised	(104,921)	14.00
Canceled, expired or forfeited	(367,511)	14.00
Balance, January 29, 2021	1,775,565	$14.00
Granted	—	—
Exercised	(1,417,105)	14.00
Canceled, expired or forfeited	(196,535)	14.00
Balance, January 28, 2022	161,925	$14.00
Granted	—	—
Exercised	—	14.00
Canceled, expired or forfeited	—	14.00
Balance, February 3, 2023	161,925	$14.00	3.3	$6.17	$—

Options vested and expected to vest, February 3, 2023	161,925	$14.00	3.3	$6.17	$—

Options exercisable, February 3, 2023	161,925	$14.00	3.3	$6.17	$—
(1)    The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company’s closing share price of $8.52 as reported on the Nasdaq Global Select Market on February 3, 2023, that would have been received by the option holders had all in-the-money options been exercised as of that date.
The total fair value of options vested was zero, $1.1 million and $2.6 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. At February 3, 2023, there was no remaining unrecognized stock-based compensation expense related to stock options as all stock options outstanding are exercisable.
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

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
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
During the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 the Company issued restricted stock awards and restricted stock units to employees at weighted-average fair values per share of $12.88, $19.81 and $11.60, respectively. The Company’s annual grants of RSAs and RSUs issued during the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 vest ratably over three years. Approximately 16%, 26%, and 15% of such awards were subject to performance conditions for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. Of the 5.3 million RSUs outstanding on February 3, 2023, approximately 0.9 million were performance-based awards and 4.4 million were service-based awards. For the fiscal year ended February 3, 2023, approximately 34,777 shares were forfeited for the performance-based awards that were tied to results for that fiscal year.
As of February 3, 2023, unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was $37.8 million, which is expected to be recognized over the weighted-average remaining requisite period of 1.8 years.
The following table summarizes activity for restricted stock and restricted stock units for the fiscal years ended, and as of, February 3, 2023, January 28, 2022 and January 29, 2021.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value[1]
				(in thousands)
Balance, January 31, 2020	3,062,617	$14.32
Granted	3,334,932	11.60
Vested	(1,441,689)	13.51
Forfeited	(442,767)	13.11
Balance, January 29, 2021	4,513,093	$12.68
Granted	3,119,246	19.81
Vested	(1,894,276)	12.71
Forfeited	(1,039,567)	16.69
Balance, January 28, 2022	4,698,496	$16.52
Granted	4,250,300	12.88
Vested	(2,060,611)	15.93
Forfeited	(1,600,683)	14.91
Balance, February 3, 2023	5,287,502	$14.27	1.0	$45,023

Restricted stock and restricted stock units expected to vest, February 3, 2023	4,747,633	$14.31	1.0	$40,426
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on the Company’s closing share price of $8.52 as reported on the Nasdaq Global Select Market on February 3, 2023, that would have been received by the restricted stock and restricted stock unit holders had all restricted stock and restricted stock units been issued as of that date.
As of February 3, 2023, restricted stock units representing approximately 5.3 million shares of Class A common stock were outstanding, with an aggregate intrinsic value of $45.0 million based on the Company’s closing stock price as reported on the Nasdaq Global Select Market on February 3, 2023. The total fair value of Secureworks’ restricted stock and restricted stock units that vested during the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 was $32.8 million, $24.1 million and $19.5 million, respectively, and the pre-tax intrinsic value was $24.9 million, $29.2 million and $17.6 million respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Stock-based Compensation Expense
The following table summarizes the classification of stock-based compensation expense related to stock options, restricted stock and restricted stock units for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021.

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in thousands)
Cost of revenue:
Subscription	$642	$218	$666
Professional services	1,358	905	680
Total cost of revenue	$2,000	$1,123	$1,346
Research and development	11,589	7,220	4,410
Sales and marketing	6,568	4,065	3,676
General and administrative	16,698	18,038	14,982
Total stock-based compensation expense	$36,855	$30,446	$24,414
The tax benefit related to stock-based compensation expense was $6.2 million, $4.2 million and $4.1 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 respectively.
Long-term Incentive Cash Awards
In March 2017, the Company began granting long-term cash awards to certain employees. Generally, employees who receive the cash awards did not receive equity awards as part of the long-term incentive program. The majority of the cash awards issued prior to the fiscal year ended January 29, 2021 are subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the fiscal year ended February 3, 2023 and January 28, 2022 are not subject to any performance conditions and vest in equal installments over a three-year period. For the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, the Company granted awards of approximately $0.1 million, $9.1 million and $8.7 million, respectively, and recognized $4.6 million, $6.4 million and $7.0 million of related compensation expense, respectively.
Employee Benefit Plan
Substantially all employees are eligible to participate in a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Historically, and through May 31, 2020, the Company matched 100% of each participant’s voluntary contributions (“401(k) employer match”), subject to a maximum contribution of 6% of the participant’s compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the 401(k) Plan. Effective June 1, 2020, the Company suspended the 401(k) employer match as a precautionary measure to preserve financial flexibility in light of COVID-19. Effective January 1, 2021, the 401(k) employer match was reinstated, with no changes to the employer match policy or participant eligibility requirements. For the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, total expense under this plan was $9.8 million, $10.1 million and $6.7 million, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 11 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 were as follows:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

Loss before income taxes	$(146,781)	$(55,906)	$(31,801)
Income tax benefit	$(32,282)	$(16,115)	$(9,899)
Effective tax rate	22.0%	28.8%	31.1%

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
The change in the Company’s effective income tax rate for the fiscal years ended February 3, 2023 and January 28, 2022 was primarily attributable to the impact of certain nondeductible items related to the vesting of stock-based compensation units, and the recognition of additional benefits relating to the research and development credits. The change in the Company’s effective income tax rate for the fiscal years ended January 28, 2022 and January 29, 2021 was primarily attributable to the improvement in loss before income taxes, the impact of certain nondeductible items related to the vesting of stock-based compensation, and the recognition of additional benefits from the utilization of state net operating losses.
Throughout the fiscal year ended February 3, 2023, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary and final regulatory guidance clarifying certain provisions of the Tax Cuts and Jobs Act of 2017, and the Company anticipates additional regulatory guidance and technical clarifications to be issued. When additional guidance and technical clarifications are issued, the Company will recognize the related tax impact in the quarter in which such guidance is issued. The GILTI provisions of the Act signed into law on December 22, 2017 require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI as a current period cost included in the year incurred.

A reconciliation of the Company’s benefit from income taxes to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

U.S. federal statutory rate	21.0%	21.0%	21.0%
Impact of foreign operations	(0.7)	(1.8)	(2.3)
State income taxes, net of federal tax benefit	2.5	4.3	8.9
Research and development credits	2.4	8.8	7.2
Nondeductible/nontaxable items	(0.7)	0.3	(3.0)
Stock-based compensation	(2.5)	(3.8)	(0.7)
Total	22.0%	28.8%	31.1%

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The benefit for income taxes consists of the following:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in thousands)
Current:
Federal	$(1,904)	$(10,076)	$1,543
State/Local	688	(2,603)	(3,755)
Foreign	1,685	2,364	1,906
Current	$469	$(10,315)	$(306)
Deferred:
Federal	(28,241)	(4,869)	(9,345)
State/Local	(4,257)	(328)	137
Foreign	(253)	(603)	(385)
Deferred	$(32,751)	$(5,800)	$(9,593)
Income tax benefit	$(32,282)	$(16,115)	$(9,899)

Loss before provision for income taxes consists of the following:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in thousands)
Domestic	$(154,426)	$(59,541)	$(35,064)
Foreign	7,645	3,635	3,263
Loss before income taxes	$(146,781)	$(55,906)	$(31,801)
The components of the Company’s net deferred tax balances are as follows:

	February 3, 2023	January 28, 2022
	(in thousands)
Deferred tax assets:
Deferred revenue	$3,158	$2,373
Provision for credit losses	523	689
Credit carryforwards	534	4,601
Loss carryforwards	5,717	5,632
Stock-based and deferred compensation	5,896	5,084
Lease right-of-use asset	3,525	4,406
Capitalized research and development	27,482	—
Other	3,881	3,966
Deferred tax assets	$50,716	$26,751
Valuation allowance	(5,824)	(5,533)
Deferred tax assets, net of valuation allowance	$44,892	$21,218
Deferred tax liabilities:
Property and equipment	(325)	(823)
Purchased intangible assets	(25,848)	(32,082)
Operating and compensation related accruals	(10,821)	(13,201)
Lease liability	(1,613)	(3,220)
Other	(2,347)	(1,480)
Deferred tax liabilities	$(40,954)	$(50,806)
Net deferred tax asset (liabilities)	$3,938	$(29,588)

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position.
As of February 3, 2023 and January 28, 2022, the Company had $5.8 million and $5.5 million, respectively, of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. The change in the valuation allowance was $0.3 million and $0.2 million for the fiscal years ended February 3, 2023 and January 28, 2022, respectively. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2023. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of February 3, 2023 and January 28, 2022. Because the Company is included in the tax filings of certain other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the fiscal year ended February 3, 2023 would have been $146.8 million, $5.3 million and $141.5 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on certain deferred tax assets, as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
As of February 3, 2023, the Company has cumulative undistributed foreign earnings that would incur some amount of local withholding and state taxes if the earnings are distributed to SecureWorks Corp., which is domiciled in the United States. The Tax Cuts and Jobs Act of 2017 fundamentally changes the U.S. approach to taxation of foreign earnings. The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and has determined that it may repatriate certain unremitted foreign earnings that were previously deemed indefinitely reinvested. As of February 3, 2023 and January 28, 2022, the Company has recorded withholding taxes of $0.1 million and $0.2 million, respectively, related to certain unremitted foreign earnings that may be repatriated.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in thousands)
Beginning unrecognized tax benefits	$6,509	$6,148	$6,134
Increases related to tax positions of the current year	106	107	21
Increases related to tax position of prior years	4	256	—
Reductions for tax positions of prior years	—	(2)	(7)
Ending unrecognized tax benefits	$6,619	$6,509	$6,148

The Company’s net unrecognized tax benefits of $4.5 million, $4.2 million and $3.8 million include amounts reflected in the table above, plus accrued interest and penalties of $0.4 million, $0.3 million and $0.2 million as of February 3, 2023, January 28, 2022 and January 29, 2021, respectively, and a tax benefit associated with other indirect jurisdictional effects of uncertain tax positions of $2.6 million as of February 3, 2023 and January 28, 2022 are included in other non-current liabilities in the Consolidated Statements of Financial Position. The net unrecognized tax benefits, if recognized, would increase the Company’s income tax benefit and effective income tax benefit rate. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $0.1 million, $0.1 million and $(0.3) million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
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
The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred. The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail. In the normal

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
course of business, the Company’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company’s accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved. As of February 3, 2023, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of our services are in appeals. See “Note 7 — Commitments and Contingencies, Customer-based Taxation Contingencies” for more information about loss contingencies.
The Company is no longer subject to tax examinations for years prior to fiscal 2016.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 12 — SELECTED FINANCIAL INFORMATION
The following table provides information on amounts included in accounts receivable, net, other current assets, property and equipment, net, accrued and other current liabilities, and other non-current liabilities as of February 3, 2023 and January 28, 2022.

	Consolidated
	February 3, 2023	January 28, 2022
	(in thousands)
Accounts receivable, net:
Gross accounts receivable	$75,029	$89,742
Allowance for credit losses	(2,402)	(3,511)
Total	$72,627	$86,231
Other current assets:
Income tax receivable	$4,733	$11,639
Prepaid maintenance and support agreements	7,276	8,547
Prepaid other	5,517	5,854
Total	$17,526	$26,040
Property and equipment, net
Computer equipment	$30,108	$32,250
Leasehold improvements	22,390	23,841
Other equipment	2,144	2,816
Total property and equipment	54,642	58,907
Accumulated depreciation and amortization	(50,010)	(50,481)
Total	$4,632	$8,426
Other noncurrent assets
Prepaid maintenance agreements	$799	$2,461
Deferred tax asset	3,951	2,571
Deferred commission and fulfillment costs	52,797	61,575
Other	3,418	1,739
Total	$60,965	$68,346
Accrued and other current liabilities
Compensation	$50,397	$60,203
Related party payable, net	1,141	3,088
Other	30,028	24,831
Total	$81,566	$88,122
Other non-current liabilities
Deferred tax liabilities	$13	$32,157
Other	14,010	10,967
Total	$14,023	$43,124
The allocation between domestic and foreign net revenue is based on the location of the Company’s customers. Net revenue from any single foreign country did not constitute 10% or more of the Company’s net revenue during any of the periods presented. As of February 3, 2023 and January 28, 2022, net property and equipment in Romania represented 7% and 14%, respectively, of the Company’s consolidated net property and equipment.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The following tables present net revenue and property, plant and equipment allocated between the United States and international locations. The Company defines international revenue as revenue contracted through non-U.S. entities.

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Net revenue
United States	$306,799	$359,707	$392,515
International	156,676	175,507	168,519
Total	$463,475	$535,214	$561,034

	February 3, 2023	January 28, 2022
Property and equipment, net
United States	$3,945	$6,767
International	687	1,659
Total	$4,632	$8,426
NOTE 13 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $3.8 million, $3.8 million and $4.0 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, a wholly-owned subsidiary of Dell that provides enterprise software and storage (“EMC”), totaled $0.9 million, $0.7 million and $0.8 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc. (“VMware”), a company that provides cloud and virtualization software and services. The Company’s purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $1.1 million, $1.6 million and $2.8 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continues to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.6 million and $0.5 million for the fiscal years ended February 3, 2023 and January 28, 2022. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $2.9 million, $6.2 million, and $5.5 million for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $0.3 million, $0.2 million and $0.2 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $65.0 million, $61.7 million and $59.1 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. In addition, as of February 3, 2023, the Company had approximately $3.2 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $4.6 million, $11.7 million and $18.6 million for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Consolidated Statement of Financial Position as of February 3, 2023 and January 28, 2022:

	February 3, 2023	January 28, 2022
	(in thousands)
Related party payable (in accrued and other current liabilities)	$1,141	$3,088
Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$5,584	$7,700
Net operating loss tax sharing receivable under agreement with Dell (in other current assets)	$3,472	$10,693

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 14 — REORGANIZATION AND OTHER RELATED COSTS
During the fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan, the Company intends to rebalance investments across all functions to align with the Company’s top strategic priorities and growth opportunities, such as higher value, higher margin Taegis solutions and other priorities, in order to balance continued growth with improving operating margins over time. For the fiscal year ended February 3, 2023, the Company incurred expenses of approximately $15.5 million under the plan, consisting primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures.

Expenses recognized in the current fiscal year relating to the Company's plan (in thousands) are as follows.

	Workforce	Real estate-related	Other	Total
Subscription cost of revenue	$444	$—	$—	$444
Professional services cost of revenue	141	—	—	141
Research and development	2,052	—	—	2,052
Sales and marketing	2,510	—	263	2,773
General and administrative	2,403	4,570	3,088	10,061
Total reorganization and other related charges	$7,550	$4,570	$3,351	$15,471
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Consolidated Statement of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of January 28, 2022	$—	$—	$—	$—
Reorganization charge	7,550	4,570	3,351	15,471
Charges settled in cash	—	(90)	(325)	(415)
Charges settled in non-cash	—	(4,480)	(1,632)	(6,112)
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944

SECUREWORKS CORP.
Notes to Consolidated Financial Statements (Continued)
NOTE 15 — BUSINESS COMBINATIONS
The following disclosure information relates to business combination activity that occurred during the comparative periods presented in the Company’s financial statements. There were no business combination transactions entered into by the Company during the fiscal year ended February 3, 2023.
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
NOTE 16 — SUBSEQUENT EVENTS
SecureWorks, Inc., the Company’s wholly-owned subsidiary, extended a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company has a $30 million senior unsecured revolving credit facility. Subsequent to the end of fiscal 2023, the revolving credit agreement was amended and restated, effective as of March 24, 2023, to extend the maturity date to March 24, 2024 and to modify the annual rate at which interest accrues from the London Interbank Offered Rate ("LIBOR") plus 1.23% to the applicable SOFR rate plus 1.15%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Valuation and Qualifying Accounts

		Balance at	Charged to		Balance at
		Beginning	Income	Charged to	End of
Fiscal Year	Description	of Period	Statement	Allowance	Period

Trade Receivables:
2023	Allowance for credit losses	$3,511	$(524)	$(585)	$2,402
2022	Allowance for credit losses	$4,830	$(430)	$(889)	$3,511
2021	Allowance for credit losses	$5,121	$1,810	$(2,101)	$4,830

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 3, 2023.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2023, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 3, 2023.
The effectiveness of our internal control over financial reporting as of February 3, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have a $30 million senior unsecured revolving credit facility. Subsequent to the end of fiscal 2023, the revolving credit agreement was amended and restated, effective as of March 24, 2023, to extend the maturity date to March 24, 2024 and to modify the annual rate at which interest accrues from the applicable LIBOR rate plus 1.23% to the applicable SOFR rate plus 1.15%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement. The credit facility and the recent amendment and restatement to the credit facility to extend the term are described under “Notes to Consolidated Financial Statements—Note 6—Debt” and “—Note 16—Subsequent Events” in our consolidated financial statements included in this annual report on Form 10-K.
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
See “Part I — Item 1 — Business — Information about our Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, referred to as the “2023 proxy statement,” which we will file with the SEC on or before 120 days after our 2023 fiscal year end, and which will appear in the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Proposal 1 — Election of Directors” and “Delinquent Section 16(a) Reports.”
The following lists the members of our board of directors and the principal occupation of each director as of the date of this report.

Wendy K. Thomas Chief Executive Officer SecureWorks Corp.	Pamela Daley Retired Senior Vice President and Senior Advisor to the Chairman of General Electric Company
Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Mark J. Hawkins Former President and Chief Financial Officer Salesforce.com, Inc. (software)
Kyle Paster Managing Director Silver Lake Partners (private equity)	Yagyensh C. (Buno) Pati Partner Centerview Capital Technology (investments)
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Proposal 1—Election of Directors” and “Transactions with Related Persons.”
Item 14. Principal Accountant Fees and Services
Information required by this Item 14 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibit and Financial Schedules
The following documents are filed as a part of this annual report on Form 10-K:

(1)     Financial Statements: The following financial statements are filed as a part of this report under “Part II — Item 8 Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of February 3, 2023 and January 28, 2022
Consolidated Statements of Operations for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021
Consolidated Statements of Comprehensive Loss for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021
Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021
Consolidated Statements of Stockholder’s Equity for the fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021
Notes to Consolidated Financial Statements
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

10.1.5
Amendment #5 to Shared Services Agreement, dated as of February 1, 2022, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries (incorporated by reference to Exhibit 10.1.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2022) (Commission File No. 001-37748).

10.1.6††	Amendment #6 to Shared Services Agreement, dated September 13, 2022, between Dell Inc., for itself and its subsidiaries, and the Company, for itself and its subsidiaries).
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

Exhibit No.	Description
10.8.1+
First Amendment to Security Services Customer Master Services Agreement, effective as of November 3, 2017, between Dell USA L.P. and SecureWorks, Inc. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37748).

10.8.2+
Amendment #2 to Security Services Customer Master Services Agreement, effective as of August 18, 2022, between Dell USA L.P., for itself and its subsidiaries (excluding SecureWorks, Inc.), and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2022) (Commission File No. 001-37748).

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

10.10.9
Letter Agreement to Amended and Restated Reseller Agreement, dated as of December 30, 2021, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022) (Commission File No. 001-37748).

Exhibit No.	Description
10.10.10+
Amendment No. 7 to Amended and Restated Reseller Agreement, dated as of June 23, 2022, between Dell Inc., for itself and its subsidiaries other than SecureWorks, Inc., and SecureWorks, Inc., for itself and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2022) (Commission File No. 001-37748).

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

10.13††	Sixth Amended and Restated Revolving Credit Agreement, dated as of March 23, 2023, between SecureWorks, Inc. and Dell USA L.P.
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

10.25††	Form of Restricted Stock Unit Agreement for Executives under SecureWorks Corp. 2016 Long-Term Incentive Plan.
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

10.28††	SecureWorks Corp. Amended and Restated Non-Employee Director Compensation Policy, effective March 20, 2023.
10.29*
SecureWorks Corp. Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 7, 2016) (Commission File No. 001-37748).

Exhibit No.	Description
10.30*††	Form of Performance Stock Unit Agreement for Executives under the SecureWorks Corp. 2016 Long-Term Incentive Plan.
10.31*
Amended and Restated SecureWorks Corp. Incentive Bonus Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37748).

10.32*
Form of Deferred Stock Unit Agreement for Non-Employee Directors under SecureWorks Corp. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022) (Commission File No. 001-37748).

10.33*
Separation Agreement and Release, dated as of June 1, 2021, between SecureWorks Corp. and Michael R. Cote (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2021) (Commission File No. 001-37748)

10.34*††	Separation Agreement and Release, dated as of March 21, 2023, between SecureWorks Corp. and Paul M. Parrish.
21.1††	Subsidiaries of SecureWorks Corp.
23.1††	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of SecureWorks Corp.
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
Chief Executive Officer
(Duly Authorized Officer)
Date: March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wendy K. Thomas	Chief Executive Officer and Director	March 23, 2023
Wendy K. Thomas	(Principal Executive Officer)

/s/ Paul M. Parrish	Senior Vice President, Chief Financial Officer	March 23, 2023
Paul M. Parrish	(Principal Financial Officer)

/s/ Christian Grant	Vice President, Chief Accounting Officer	March 23, 2023
Christian Grant	(Principal Accounting Officer)

/s/ Michael S. Dell	Chairman of the Board of Directors	March 23, 2023
Michael S. Dell

/s/ Kyle Paster	Director	March 23, 2023
Kyle Paster

/s/ Pamela Daley	Director	March 23, 2023
Pamela Daley

/s/ Yagyensh C. Pati	Director	March 23, 2023
Yagyensh C. Pati

/s/ Mark J. Hawkins	Director	March 23, 2023
Mark J. Hawkins