Form 10-Q
period 2023-05-05
SecureWorks Corp
filed 2023-06-08
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 5, 2023, there were 86,031,774 shares of the registrant's common stock outstanding, consisting of 16,031,774 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	May 5, 2023	February 3, 2023

ASSETS
Current assets:
Cash and cash equivalents	$94,510	$143,517
Accounts receivable, net of allowances of $1,850 and $2,402, respectively	56,994	72,627
Inventories, net	675	620
Other current assets	17,515	17,526
Total current assets	169,694	234,290
Property and equipment, net	4,122	4,632
Operating lease right-of-use assets, net	9,367	9,256
Goodwill	425,370	425,519
Intangible assets, net	99,414	106,208
Other non-current assets	64,725	60,965
Total assets	$772,692	$840,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,768	$18,847
Accrued and other current liabilities	53,489	81,566
Short-term deferred revenue	139,591	145,170
Total current liabilities	207,848	245,583
Long-term deferred revenue	9,884	11,162
Operating lease liabilities, non-current	11,025	12,141
Other non-current liabilities	14,282	14,023
Total liabilities	243,039	282,909
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 16,031 and 14,749 shares issued and outstanding, at May 5, 2023 and February 3, 2023, respectively.	160	147
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	969,490	967,367
Accumulated deficit	(415,091)	(384,121)
Accumulated other comprehensive loss	(5,710)	(6,237)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	529,653	557,961
Total liabilities and stockholders' equity	$772,692	$840,870
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 5, 2023	April 29, 2022
Net revenue:
Subscription	$77,259	$94,413
Professional services	17,136	26,602
Total net revenue	94,395	121,015
Cost of revenue:
Subscription	31,019	32,826
Professional services	11,767	16,609
Total cost of revenue	42,786	49,435
Gross profit	51,609	71,580
Operating expenses:
Research and development	31,172	33,331
Sales and marketing	34,526	39,245
General and administrative	22,263	25,360
Total operating expenses	87,961	97,936
Operating loss	(36,352)	(26,356)
Interest and other, net	(1,746)	(697)
Loss before income taxes	(38,098)	(27,053)
Income tax benefit	(7,128)	(5,455)
Net loss	$(30,970)	$(21,598)

Loss per common share (basic and diluted)	$(0.36)	$(0.26)
Weighted-average common shares outstanding (basic and diluted)	85,431	83,763
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	May 5, 2023	April 29, 2022
Net loss	$(30,970)	$(21,598)
Foreign currency translation adjustments, net of tax	527	(2,840)
Comprehensive loss	$(30,443)	$(24,438)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	May 5, 2023	April 29, 2022
Cash flows from operating activities:
Net loss	$(30,970)	$(21,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,980	9,383
Amortization of right of use asset	627	964
Amortization of costs capitalized to obtain revenue contracts	4,574	4,514
Amortization of costs capitalized to fulfill revenue contracts	954	1,395
Stock-based compensation expense	7,270	9,126
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,940	565
Income tax benefit	(7,128)	(5,455)
Provision for credit losses	(223)	53
Changes in assets and liabilities:
Accounts receivable	15,586	10,728
Net transactions with Dell	5,179	(847)
Inventories	(55)	132
Other assets	(2,660)	(3,102)
Accounts payable	(4,126)	7,674
Deferred revenue	(7,304)	(3,421)
Operating leases, net	(1,822)	(1,483)
Accrued and other liabilities	(33,005)	(33,507)
Net cash used in operating activities	(42,183)	(24,879)
Cash flows from investing activities:
Capital expenditures	(480)	(413)
Software development costs	(1,210)	(1,701)
Net cash used in investing activities	(1,690)	(2,114)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(5,134)	(7,442)
Net cash used in financing activities	(5,134)	(7,442)
Net decrease in cash and cash equivalents	(49,007)	(34,435)
Cash and cash equivalents at beginning of the period	143,517	220,655
Cash and cash equivalents at end of the period	$94,510	$186,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended May 5, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 3, 2023	14,749	$147	70,000	$700	$967,367	$(384,121)	$(6,237)	$(19,896)	$557,961
Net loss	—	—	—	—	—	(30,970)	—	—	(30,970)
Other comprehensive loss	—	—	—	—	—	—	527	—	527
Vesting of restricted stock units	1,935	19	—	—	(19)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(653)	(6)	—	—	(5,128)	—	—	—	(5,134)
Stock-based compensation	—	—	—	—	7,270	—	—	—	7,270
Balances, May 5, 2023	16,031	$160	70,000	$700	$969,490	$(415,091)	$(5,710)	$(19,896)	$529,653

Three Months Ended April 29, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(21,598)	—	—	(21,598)
Other comprehensive loss	—	—	—	—	—	—	(2,840)	—	(2,840)
Vesting of restricted stock units	1,213	12	—	—	(12)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(636)	(6)	—	—	(7,436)	—	—	—	(7,442)
Stock-based compensation	—	—	—	—	9,126	—	—	—	9,126
Balances, April 29, 2022	14,859	$149	70,000	$700	$941,082	$(291,220)	$(5,512)	$(19,896)	$625,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. is a leading global cybersecurity provider of technology-driven solutions singularly focused on protecting the Company’s customers. Except where the context otherwise requires or where otherwise indicated, all references in this report to “Secureworks,” “we,” “us,” “our” and “Company” refer to SecureWorks Corp. and our subsidiaries on a consolidated basis. References to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis.
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
On April 27, 2016, the Company completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., or Dell Technologies, owned, indirectly through Dell and its subsidiaries, all shares of the Company’s outstanding Class B common stock, which as of May 5, 2023 represented approximately 81.4% of the Company's total outstanding shares of common stock and approximately 97.8% of the combined voting power of both classes of the Company's outstanding common stock.
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company’s financial statements and notes. The inputs into certain of the Company’s assumptions and estimations considered the economic implications of the Ukraine/Russia conflict and inflation concerns on the Company’s critical and significant accounting estimates. The condensed consolidated financial statements include assets, liabilities, revenue and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services is charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding the related party transactions, see “Note 10—Related Party Transactions.”
During the periods presented in the financial statements, Secureworks did not file separate federal tax returns, as the Company is generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under this approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. See “Note 9—Income and Other Taxes” for more information.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending February 2, 2024 and the fiscal year ended February 3, 2023 as fiscal 2024 and fiscal 2023, respectively. Fiscal 2024 consists of 52 weeks and fiscal 2023 consisted of 53 weeks. In fiscal 2024, each quarter has 13 weeks. In fiscal 2023, each quarter consisted of 13 weeks except for the fourth quarter, which consisted of 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the Ukraine/Russia conflict and impacts of inflation. The Company considered the potential impact of the current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended May 5, 2023. As current economic environment continues to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
None.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three months ended May 5, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2023	April 29, 2022
Numerator:
Net loss	$(30,970)	$(21,598)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	85,431	83,763
Loss per common share:
Basic and Diluted	$(0.36)	$(0.26)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	4,860	5,902

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscription revenue and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service, or SaaS, security platform and supplemental Managed Detection and Response, or MDR, services, and (ii) Managed Security Services. Taegis’ core offerings are the security platform, Taegis Extended Detection and Response, or XDR, and the MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing the legacy platform. Professional services typically include incident response, adversarial testing services and other security consulting arrangements.
The following table presents revenue by service type (in thousands):

	Three Months Ended
	May 5, 2023	April 29, 2022
Net revenue:
Taegis Subscription Solutions	$62,596	$37,216
Managed Security Services	14,663	57,197
Total Subscription revenue	$77,259	$94,413
Professional Services	17,136	26,602
Total net revenue	$94,395	$121,015
Promises to provide the Company’s subscription-based solutions related to SaaS applications are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of May 5, 2023. Performance obligations related to the Company’s professional services contracts are separate obligations associated with each service. Although the Company has multi-year customer relationships for various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the three months ended May 5, 2023, on average, approximately 65% of the Company’s recurring revenue was billed annually in advance and approximately 35% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration and invoice timing.
Changes to the Company’s deferred revenue during the three months ended May 5, 2023 and April 29, 2022 are as follows (in thousands):

	As of February 3, 2023	Upfront payments received and billings during the three months ended May 5, 2023	Revenue recognized during the three months ended May 5, 2023	As of May 5, 2023
Deferred revenue	$156,332	$63,370	$(70,227)	$149,475

	As of January 28, 2022	Upfront payments received and billings during the three months ended April 29, 2022	Revenue recognized during the three months ended April 29, 2022	As of April 29, 2022
Deferred revenue	$176,068	$90,799	$(93,400)	$173,467

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that will be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated, or active; and (ii) the value of subscription-based solutions contracted with customers that have not yet been installed, or backlog. Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in ASC paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
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
As of May 5, 2023, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$244,438	$135,072	$84,458	$24,098	$810
Performance obligation - backlog	2,879	1,152	930	778	19
Total	$247,317	$136,224	$85,388	$24,876	$829
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended May 5, 2023 and April 29, 2022 are as follows (in thousands):

	As of February 3, 2023	Amount capitalized	Amount recognized	As of May 5, 2023
Deferred commissions	$49,565	$2,265	$(4,574)	$47,256
Deferred fulfillment costs	3,232	—	(954)	2,278

	As of January 28, 2022	Amount capitalized	Amount recognized	As of April 29, 2022
Deferred commissions	$53,978	$1,960	$(4,514)	$51,424
Deferred fulfillment costs	7,597	177	(1,395)	6,379
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs and did not identify any material changes to the expense recognition pattern during the three months ended May 5, 2023 or April 29, 2022.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.1 million due to foreign currency translation for the three months ended May 5, 2023, compared to February 3, 2023. Goodwill totaled $425.4 million and $425.5 million as of May 5, 2023 and February 3, 2023, respectively.
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
The fair value of the reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted-average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the reporting unit, potentially resulting in a non-cash impairment charge.
The fair value of the indefinite-lived trade names is generally estimated using the discounted cash flow methodology. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, estimation of the long-term revenue growth rate of the Company’s business and determination of the Company’s weighted-average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.
Based on the results of the annual impairment test, the Company determined that the derived fair values of the reporting unit and indefinite-lived intangible asset exceeded their respective carrying values, which indicated no impairment as of the annual impairment date. Further, no triggering events have transpired since the performance of the quantitative assessment that would indicate a potential impairment occurred during the period through May 5, 2023.
Intangible Assets
The Company’s intangible assets as of May 5, 2023 and February 3, 2023 were as follows:

	May 5, 2023			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(137,053)	$52,465	$189,518	$(133,530)	$55,988
Acquired Technology	141,784	(132,281)	9,503	141,784	(128,612)	13,172
Developed Technology	13,037	(5,709)	7,328	11,827	(4,897)	6,930
Finite-lived intangible assets	344,339	(275,043)	69,296	343,129	(267,039)	76,090
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$374,457	$(275,043)	$99,414	$373,247	$(267,039)	$106,208
Amortization expense related to finite-lived intangible assets was approximately $8.0 million and $7.8 million for each of the three months ended May 5, 2023 and April 29, 2022, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended May 5, 2023 or April 29, 2022.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is a party to a revolving credit agreement with a wholly-owned subsidiary of Dell under which the Company obtained a $30 million senior, unsecured revolving credit facility. Effective March 23, 2023, the revolving credit agreement was amended and restated to extend the maturity date from March 23, 2023 to March 24, 2024 and to modify the annual rate at which interest accrues to the applicable Secured Overnight Financing Rate, or SOFR, plus 1.15%. The amended and restated revolving credit agreement otherwise has terms substantially similar to those of the facility before the amendment and restatement.
Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of May 5, 2023 or February 3, 2023, and there were no amounts borrowed under the credit facility during the three months ended May 5, 2023.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of May 5, 2023, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
Customer-based Taxation Contingencies—Various government entities, or taxing authorities, require the Company to bill its customers for the taxes they owe based on the services they purchase from the Company. The application of the rules of each taxing authority concerning which services are subject to each tax and how those services should be taxed involves the application of judgment. Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which generally range from three to four years. These audits could result in significant assessments of past taxes, fines and interest if the Company were found to be non-compliant. During the course of an audit, a taxing authority may question the Company’s application of its rules in a manner that, if the Company were not successful in substantiating its position, could result in a significant financial impact to the Company. In the course of preparing its financial statements and disclosures, the Company considers whether information exists that would warrant disclosure or an accrual with respect to such a contingency.
As of May 5, 2023, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending. As of May 5, 2023, the Company has recorded an estimated liability of $8.4 million related to such matters. The Company will continue to appeal these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes primarily through its sales organization, supplemented by sales through partners. During the three months ended May 5, 2023 and April 29, 2022, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company recorded operating lease cost for facilities of approximately $1.1 million and $1.3 million for the three months ended May 5, 2023 and April 29, 2022, respectively. Operating lease costs include variable lease expenses primarily consisting of utilities and common area charges. For the three months ended May 5, 2023 and April 29, 2022, the Company recorded $21.3 thousand and $115.8 thousand relating to such variable lease expenses.
The Company recorded operating lease cost of equipment leases of approximately zero and $17 thousand for the three months ended May 5, 2023 and April 29, 2022, respectively. Equipment lease costs included short-term lease costs of zero and $0.9 thousand for the three months ended May 5, 2023 and April 29, 2022, respectively. Lease expense for equipment was included in cost of revenues.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.6 million during the three months ended May 5, 2023 and April 29, 2022, respectively.
Weighted-average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 5, 2023
Weighted-average remaining lease term	3.4 years
Weighted-average discount rate	5.39%
The following table summarizes the maturity of the Company’s operating lease liabilities as of May 5, 2023 (in thousands):

Fiscal Years Ending	May 5, 2023
2024	$3,997
2025	5,095
2026	4,526
2027	4,088
2028	—
Thereafter	—
Total operating lease payments	$17,706
Less imputed interest	1,363
Total operating lease liabilities	$16,343
The Company’s leases have remaining lease terms of 1.3 years to 3.7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The SecureWorks Corp. 2016 Long-Term Incentive Plan, or the 2016 Plan, provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.
Under the 2016 Plan, during the three months ended May 5, 2023 and April 29, 2022, the Company granted 7,142,257 and 3,650,524 restricted stock units, respectively. The annual restricted stock units granted during these periods vest over a three-year period. Approximately 19% of such awards granted during each of the three months ended May 5, 2023 and April 29, 2022 are subject to performance conditions. The majority of the 7,142,257 restricted stock unit awards made during the three months ended May 5, 2023 are subject to the approval at the Company’s 2023 annual meeting of stockholders of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan and thus are not deemed granted or outstanding for accounting purposes.
The Company grants long-term cash awards to certain employees under the 2016 Plan. A portion of the cash awards issued prior to fiscal 2021 were subject to various performance conditions and vest in equal annual installments over a three-year period. The cash awards issued during the three months ended May 5, 2023 and fiscal years ended February 3, 2023 and January 28, 2022 are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted $0.1 million and no cash awards during the three months ended May 5, 2023 and April 29, 2022, respectively. The Company recognized $0.7 million and $1.4 million of related compensation expense for the three months ended May 5, 2023 and April 29, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three months ended May 5, 2023 and April 29, 2022 was as follows (in thousands, except percentages):

	Three Months Ended
	May 5, 2023	April 29, 2022
Loss before income taxes	$(38,098)	$(27,053)
Income tax benefit	$(7,128)	$(5,455)
Effective tax rate	18.7%	20.2%
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
Effective for tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development, or R&D, expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States.
The Company’s effective tax benefit rate was 18.7% and 20.2% for the three months ended May 5, 2023 and April 29, 2022, respectively. The change in the Company’s effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense of approximately $1.4 million and $0.5 million for the three months ended May 5, 2023 and April 29, 2022, respectively. The change related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value on the date the equity awards were originally granted. The change in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for the three-month periods ended May 5, 2023 and April 29, 2022 than the amounts deducted for financial reporting purposes.
As of both May 5, 2023 and February 3, 2023, the Company had $5.8 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2023. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of May 5, 2023 and February 3, 2023.
Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize the remainder of its deferred tax assets. If the Company becomes ineligible for inclusion in the Dell Technologies consolidated tax group, its ability to benefit from its losses and other tax attributes may be impaired as it would need to file its own Federal and State tax returns without the ability to offset its losses against the profits from the parent. The Company may be required to record a valuation allowance against its deferred tax assets that are currently recorded based on the tax sharing agreement with Dell. Currently, net deferred tax assets are approximately $5.9 million. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax benefit and net loss for the three months ended May 5, 2023 would have been $38.1 million, $1.0 million and $37.1 million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of May 5, 2023 and February 3, 2023, the Company had a net operating loss receivable from Dell of $9.1 million and $3.5 million, respectively. The Company had $4.5 million of unrecognized tax benefits as of both May 5, 2023 and February 3, 2023.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.8 million and $0.9 million for the three months ended May 5, 2023 and April 29, 2022, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, or EMC, an indirect, wholly-owned subsidiary of Dell Technologies that provides enterprise software and storage, totaled $0.2 million for each of the three months ended May 5, 2023 and April 29, 2022.
EMC previously maintained a majority ownership interest in VMware, Inc., or VMware, a company that provides cloud and virtualization software and services. The Company’s purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.3 million for each of the three months ended May 5, 2023 and April 29, 2022. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continues to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million for each of the three months ended May 5, 2023 and April 29, 2022. In October 2019, VMware acquired Carbon Black Inc., or Carbon Black, a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $1.4 million for each of the three months ended May 5, 2023 and April 29, 2022.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $67 thousand for each of the three months ended May 5, 2023 and April 29, 2022.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $15.0 million and $16.2 million for the three months ended May 5, 2023 and April 29, 2022, respectively. In addition, as of May 5, 2023, the Company had approximately $2.9 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $0.1 million and $1.6 million for the three months ended May 5, 2023 and April 29, 2022, respectively.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of May 5, 2023 and February 3, 2023 (in thousands).

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	May 5, 2023	February 3, 2023
Related party payable (in accrued and other current liabilities)	$6,371	$1,141

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$4,713	$5,584

Net operating loss tax sharing receivable under agreement with Dell (payable in accrued and other and receivable in other current assets)	$9,056	$3,472
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of May 5, 2023 and February 3, 2023 were as follows (in thousands):

	May 5, 2023	February 3, 2023
	Level 1	Level 1
Cash equivalents - Money Market Funds	$6,591	$16,451
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — REORGANIZATION AND OTHER RELATED COSTS
During the fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan, the Company intends to rebalance investments across all functions to align with the Company’s top strategic priorities and growth opportunities, such as higher value, higher margin Taegis solutions and other priorities, in order to balance continued growth with improving operating margins over time. For the fiscal year ended February 3, 2023, the Company incurred expenses of approximately $15.5 million under the plan, consisting primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures. As of February 3, 2023, the Company had a liability of $8.9 million relating to these charges. During the three months ended May 5, 2023, the Company settled $7.4 million of these charges in cash, reducing the remaining liability to $1.5 million as of May 5, 2023.
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Condensed Consolidated Statement of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of January 28, 2022	$—	$—	$—	$—
Reorganization charge	7,550	4,570	3,351	15,471
Charges settled in cash	—	(90)	(325)	(415)
Charges settled in non-cash	—	(4,480)	(1,632)	(6,112)
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944
Charges settled in cash	(6,019)	—	(1,394)	(7,413)
Balance as of May 5, 2023	$1,531	$—	$—	$1,531

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 3, 2023 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 filed with the SEC on March 23, 2023, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, expected future responses to and effects of the Ukraine/Russia conflict, inflation concerns and other characterizations of future events or circumstances. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in "Risk Factors" in Part I, Item 1A of our Annual Report.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending February 2, 2024 and the fiscal year ended February 3, 2023 as fiscal 2024 and fiscal 2023, respectively. Fiscal 2024 has 52 weeks and fiscal 2023 had 53 weeks. In fiscal 2023, each quarter had 13 weeks, except for the fourth quarter, which had 14 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
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
Overview
We are a leading global cybersecurity provider of technology-driven solutions singularly focused on protecting our customers.
Our vision is to be the essential cybersecurity company for a digitally connected world. We are the security platform of choice to deliver our holistic approach to security at scale for our customers to achieve their best security outcomes. We combine considerable experience from securing thousands of customers, processing billions of customer events leveraging artificial intelligence and machine-learning in our security platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
Taegis leverages an open architecture that is designed to process a wide variety of telemetry to see security threats quickly and to leverage our customers’ existing investments. Our solutions collect and process vast amounts of data across the IT ecosystem by integrating a wide array of proprietary and third-party security products. This open-platform approach allows us to aggregate events from a wide range of endpoint, network, cloud and business systems to increase the effectiveness of our solutions.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We believe a platform that supports innovation and collaboration enables the power of the security community to outmaneuver the adversary. Leveraging our extensive security expertise and threat intelligence, we utilize unique insights to extend our XDR platform to defend against cyber attacks.
The integrated approach we have pioneered enables us to deliver a broad portfolio of security solutions to organizations of varying size and complexity. We seek to provide the right level of security for each customer’s particular situation, which evolves as our customers’ organizations grow and change over time. Our flexible and scalable solutions secure the evolving needs of large enterprises as well as small and medium-sized businesses and U.S. state and local government agencies with limited in-house capabilities and resources.
We offer our customers:
•software-as-a-service, or SaaS, solutions,
•managed solutions, and
•professional services, including incident response and adversarial testing services.

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
Our proprietary Taegis security platform was purpose-built as a cloud-native software platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network, cloud, email and other systems for better security outcomes and simpler security operations. The Taegis software platform is a core element of our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions.
We offer an integrated suite of technology-driven security solutions enabled by our Taegis software platform and team of highly-skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect and respond to cybersecurity breaches. The platform collects, aggregates, correlates and analyzes billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
In addition to our Taegis solutions, we offer a variety of professional services to advise customers on a broad range of security and risk-related matters, which include incident response, adversarial testing services and Taegis professional services, to accelerate adoption of our software solutions.
Key Factors Affecting Our Performance
We believe that our future success will depend on many factors, including the adoption of our Taegis solutions by organizations, continued investment in our technology and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers, and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure our future success. We operate in an intensely competitive industry and face, among other competitive challenges, pricing pressures within the information security market as a result of action by our larger competitors to reduce the prices of their security prevention, detection and response solutions, as well as the prices of their managed security services. We must continue to manage our investments in an efficient manner and effectively execute our strategy to succeed. If we are unable to address these challenges, our business could be adversely affected.
The key factors affecting our performance include the following:
Adoption of Technology-Driven Solution Strategy. The evolving landscape of applications, modes of communication and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective strategy requires the coordinated deployment of a solution across the entire network infrastructure. Our Taegis offerings are designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current customers recognize the mission-critical nature of our technology-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	May 5, 2023	April 29, 2022
Taegis subscription customer base	2,000	1,400
Managed security subscription customer base	500	2,100
Total subscription customer base	2,400	3,300

Total customer base	4,400	4,800

Taegis annual recurring revenue (in millions)	269.3	180.3
Managed security annual recurring revenue (in millions)	$44.8	$189.1
Total annual recurring revenue (in millions)	$314.1	$369.4

Taegis average subscription revenue per customer (in thousands)	$132.1	$129.8
Managed security average subscription revenue per customer (in thousands)	$90.1	$88.4
Total average subscription revenue per customer (in thousands)	$131.6	$112.1

Net revenue retention rate	97%	94%

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
Total Average Subscription Revenue Per Customer. Total average subscription revenue per customer is primarily related to the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of May 5, 2023 and April 29, 2022, approximately 47% and 55%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
Net Revenue Retention Rate. Net revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the annual recurring revenue of our subscription-based customers at the beginning of the fiscal year, or base recurring revenue, to the same measure from that same cohort of customers at the end of the fiscal year, or retained recurring revenue. By dividing the retained recurring revenue by the base recurring revenue, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations and customer renewal rates.

Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP cost of revenue, non-GAAP Taegis Subscription Solutions cost of revenue, non-GAAP Managed Security Services cost of revenue, non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP Taegis Subscription Solutions gross profit, non-GAAP Managed Security Services gross profit, non-GAAP subscription gross profit, non-GAAP professional services gross profit, non-GAAP gross margin, non-GAAP Taegis Subscription Solutions gross margin, non-GAAP Managed Security Services gross margin, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP operating expenses, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP earnings (loss) per share and adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, subscription revenue, professional services revenue, Taegis Subscription Solutions revenue, Managed Security Services revenue, gross profit, subscription gross profit, professional services gross profit, Taegis Subscription Solutions gross profit, Managed Security Services gross profit, subscription cost of revenue, professional services cost of revenue, Taegis Subscription Solutions cost of revenue, Managed Security Services cost of revenue, operating expense, research and development expenses, sales and marketing expenses, general and administrative expenses, gross margin, subscription gross margin, professional services gross margin, Taegis Subscription Solutions gross margin, Managed Security Services gross margin, operating income (loss), net income (loss), or earnings (loss) per share in accordance with GAAP, and the non-GAAP financial measures should be read only in conjunction with financial information presented on a GAAP basis.
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
•Stock-based Compensation Expense. Non-cash stock-based compensation expense relates to Secureworks’ equity plan. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.
•Aggregate Adjustment for Income Taxes. The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in thousands, except per share data)
GAAP net revenue:
Taegis Subscription Solutions	$62,596	$37,216
Managed Security Services	14,663	57,197
Total Subscription revenue	$77,259	$94,413
Professional services	17,136	26,602
GAAP net revenue(1)	$94,395	$121,015

GAAP Taegis Subscription Solutions cost of revenue	$19,908	$12,455
Amortization of intangibles	(1,069)	(855)
Stock-based compensation expense	(79)	(41)
Non-GAAP Taegis Subscription Solutions cost of revenue	$18,760	$11,559

GAAP Managed Security Services cost of revenue	$11,111	$20,371
Amortization of intangibles	(3,411)	(3,410)
Stock-based compensation expense	(67)	(82)
Non-GAAP Managed Security Services cost of revenue	$7,633	$16,879

GAAP subscription cost of revenue	$31,019	$32,826
Amortization of intangibles	(4,480)	(4,265)
Stock-based compensation expense	(146)	(123)
Non-GAAP subscription cost of revenue	$26,393	$28,438

GAAP professional services cost of revenue	$11,767	$16,609
Stock-based compensation expense	(325)	(387)
Non-GAAP professional services cost of revenue	$11,442	$16,222

GAAP gross profit	$51,609	$71,580
Amortization of intangibles	4,480	4,265
Stock-based compensation expense	471	510
Non-GAAP gross profit	$56,560	$76,355

GAAP research and development expenses	$31,172	$33,331
Stock-based compensation expense	(2,602)	(2,743)
Non-GAAP research and development expenses	$28,570	$30,588

GAAP sales and marketing expenses	$34,526	$39,245
Stock-based compensation expense	(841)	(1,638)
Non-GAAP sales and marketing expenses	$33,685	$37,607

GAAP general and administrative expenses	$22,263	$25,360
Amortization of intangibles	(3,524)	(3,524)
Stock-based compensation expense	(3,356)	(4,235)
Non-GAAP general and administrative expenses	$15,383	$17,601

GAAP operating loss	$(36,352)	$(26,356)
Amortization of intangibles	8,004	7,789
Stock-based compensation expense	7,270	9,126
Non-GAAP operating (loss) income	$(21,078)	$(9,441)

GAAP net loss	$(30,970)	$(21,598)
Amortization of intangibles	8,004	7,789
Stock-based compensation expense	7,270	9,126
Aggregate adjustment for income taxes	(1,440)	(2,920)
Non-GAAP net (loss) income	$(17,136)	$(7,603)

GAAP loss per share	$(0.36)	$(0.26)
Amortization of intangibles	0.09	0.09
Stock-based compensation expense	0.09	0.11
Aggregate adjustment for income taxes	(0.02)	(0.03)
Non-GAAP (loss) earnings per share *	$(0.20)	$(0.09)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(30,970)	$(21,598)
Interest and other, net	1,746	697
Income tax benefit	(7,128)	(5,455)
Depreciation and amortization	8,980	9,383
Stock-based compensation expense	7,270	9,126
Adjusted EBITDA	$(20,102)	$(7,847)
(1) Historically, the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of May 5, 2023 represented approximately 81.4% of our total outstanding shares of common stock and approximately 97.8% of the combined voting power of both classes of our outstanding common stock.
As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
During the periods presented in the consolidated financial statements included in this report, Secureworks did not file separate federal tax returns, as Secureworks was generally included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized or as realizable by Secureworks when those attributes are utilized or expected to be utilized by other members of the Dell consolidated group. For more information, see “Notes to Condensed Consolidated Financial Statements —Note 9—Income and Other Taxes” in our condensed consolidated financial statements included in this report.
Additionally, we participate in various commercial arrangements with Dell, under which, for example, we provide information security solutions to third-party customers with which Dell has contracted to provide our solutions, procure hardware, software and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. These agreements generally were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose to, or are required to, transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.

Components of Results of Operations
Revenue
We generate revenue from the sales of our subscriptions and professional services.
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis Subscription Solutions and Managed Security Services. Taegis’ core offerings are the security platform, Taegis XDR, and our supplemental MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing our legacy platform. Our subscription contracts typically range from one to three years and, as of May 5, 2023, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which the tenant is made available to customers.
•Professional Services Revenue. Professional services revenue consists primarily of incident response solutions and adversarial testing services. Professional services engagements are typically purchased as fixed-fee and retainer-based contracts. Professional services customers typically purchase solutions pursuant to customized contracts that are shorter in duration. Revenue from these engagements is recognized under the proportional performance method of accounting. Revenue from time and materials-based contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing rates. In general, these contracts have terms of less than one year.
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2024, approximately 82% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 18% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 36% and 34% of our total net revenue in the first quarter fiscal 2024 and fiscal 2023, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 75 countries as of May 5, 2023.
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
Income Tax Benefit
Our effective tax benefit rate was 18.7% and 20.2% for the three months ended May 5, 2023 and April 29, 2022, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) as we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes” in our condensed consolidated financial statements included in this report.

Results of Operations
Three months ended May 5, 2023 compared to the three months ended April 29, 2022
The following tables summarize our key performance indicators for the three months ended May 5, 2023 and April 29, 2022.

	Three Months Ended
	May 5, 2023			April 29, 2022
	$	% of Revenue	% Change	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$77,259	81.8%	(18.2)%	$94,413	78.0%
Professional Services	17,136	18.2%	(35.6)%	26,602	22.0%
Total net revenue	$94,395	100.0%	(22.0)%	$121,015	100.0%
Cost of revenue:
Subscription	$31,019	40.1%	(5.5)%	$32,826	34.8%
Professional Services	11,767	68.7%	(29.2)%	16,609	62.4%
Total cost of revenue	$42,786	45.3%	(13.4)%	$49,435	40.9%
Total gross profit	$51,609	54.7%	(27.9)%	$71,580	59.1%
Operating expenses:
Research and development	$31,172	33.0%	(6.5)%	$33,331	27.5%
Sales and marketing	34,526	36.6%	(12.0)%	39,245	32.4%
General and administrative	22,263	23.6%	(12.2)%	25,360	21.0%
Total operating expenses	$87,961	93.2%	(10.2)%	$97,936	80.9%
Operating loss	$(36,352)	(38.5)%	37.9%	$(26,356)	(21.8)%
Net loss	$(30,970)	(32.8)%	43.4%	$(21,598)	(17.8)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$26,393	34.2%	(7.2)%	$28,438	30.1%
Non-GAAP Professional Services	11,442	66.8%	(29.5)%	16,222	61.0%
Total Non-GAAP cost of revenue	$37,835	40.1%	(15.3)%	$44,660	36.9%
Non-GAAP gross profit	$56,560	59.9%	(25.9)%	$76,355	63.1%
Non-GAAP operating expenses:
Non-GAAP research and development	$28,570	30.3%	(6.6)%	$30,588	25.3%
Non-GAAP sales and marketing	33,685	35.7%	(10.4)%	37,607	31.1%
Non-GAAP general and administrative	15,383	16.3%	(12.6)%	17,601	14.5%
Non-GAAP operating expenses	$77,638	82.2%	(9.5)%	$85,796	70.9%
Non-GAAP operating (loss) income	$(21,078)	(22.3)%	123.3%	$(9,441)	(7.8)%
Non-GAAP net (loss) income	$(17,136)	(18.2)%	125.4%	$(7,603)	(6.3)%
Adjusted EBITDA	$(20,102)	(21.3)%	156.2%	$(7,847)	(6.5)%
(1)    See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for more information about these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. Non-GAAP financial measures as a percentage of revenue are calculated based on total GAAP net revenue, except for non-GAAP subscription cost of revenue and non-GAAP professional services cost of revenue measures, which are calculated based on GAAP subscription net revenue and GAAP professional services net revenue, respectively.

Revenue
The following table presents information regarding our net revenue for the three months ended May 5, 2023 and April 29, 2022.

	Three Months Ended
	May 5, 2023		April 29, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$62,596	66.3%	$37,216	30.8%	$25,380	68.2%
Managed Security Services	14,663	15.5%	57,197	47.3%	(42,534)	(74.4)%
Total Subscription revenue	$77,259	81.8%	$94,413	78.0%	$(17,154)	(18.2)%
Professional services	17,136	18.2%	26,602	22.0%	(9,466)	(35.6)%
Total net revenue	$94,395	100.0%	$121,015	100.0%	$(26,620)	(22.0)%
Subscription Revenue. For the three months ended May 5, 2023, subscription revenue decreased $17.2 million, or 18.2%. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis Subscription Solutions, which includes reselling Taegis offerings to our current Managed Security Services customer base.
Professional Services Revenue. For the three months ended May 5, 2023, professional services revenue decreased $9.5 million, or 35.6%. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with the first quarter of fiscal 2023.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $0.1 million and $1.6 million for the three months ended May 5, 2023 and April 29, 2022, respectively. Of the revenue derived from Dell, subscription revenue represented approximately 42% and 26% for the three months ended May 5, 2023 and April 29, 2022, respectively. For more information regarding the commercial agreements, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three months ended May 5, 2023 and April 29, 2022, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $33.9 million and $40.6 million, respectively, and represented 36% and 34% of our total revenue, respectively. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three months ended May 5, 2023 and April 29, 2022.

	Three Months Ended
	May 5, 2023		April 29, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Cost of revenue:
Taegis Subscription Solutions	$19,908	31.8%	$12,455	33.5%	$7,453	59.8%
Managed Security Services	11,111	75.8%	20,371	35.6%	(9,260)	(45.5)%
Total subscription cost of revenue	31,019	40.1%	32,826	34.8%	(1,807)	(5.5)%
Professional Services cost of revenue	11,767	68.7%	16,609	62.4%	(4,842)	(29.2)%
Total cost of revenue	$42,786	45.3%	$49,435	40.9%	$(6,649)	(13.4)%
Other Financial Information (1)
Non-GAAP cost of revenue:
Taegis Subscription Solutions	$18,760	30.0%	$11,559	31.1%	$7,201	62.3%
Managed Security Services	7,633	52.1%	16,879	29.5%	(9,246)	(54.8)%
Total non-GAAP subscription cost of revenue	26,393	34.2%	28,438	30.1%	(2,045)	(7.2)%
Non-GAAP Professional Services cost of revenue	11,442	66.8%	16,222	61.0%	(4,780)	(29.5)%
Total Non-GAAP cost of revenue	$37,835	40.1%	$44,660	36.9%	$(6,825)	(15.3)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended May 5, 2023, subscription cost of revenue decreased $1.8 million, or 5.5%. As a percentage of revenue, subscription cost of revenue increased 530 basis points to 40.1%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue increased 410 basis points to 34.2%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses to support our subscription offerings. Those costs are higher as a percentage of revenue due to the cost required to continue providing our non-strategic managed security service offerings.
Professional Services Cost of Revenue. For the three months ended May 5, 2023, professional services cost of revenue decreased $4.8 million, or 29.2%. As a percentage of revenue, professional services cost of revenue increased 630 basis points to 68.7%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 580 basis points to 66.8%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three months ended May 5, 2023 and April 29, 2022.

	Three Months Ended		Change
	May 5, 2023	April 29, 2022	$	%

	(in thousands, except percentages)
Gross Profit:
Taegis Subscription Solutions	$42,688	$24,761	$17,927	72.4%
Managed Security Services	3,552	36,826	(33,274)	(90.4)%
Total Subscription	$46,240	$61,587	$(15,347)	(24.9)%
Professional Services	5,369	9,993	(4,624)	(46.3)%
Total Gross Profit	$51,609	$71,580	$(19,971)	(27.9)%

Gross Margin:
Taegis Subscription Solutions	68.2%	66.5%	1.7%
Managed Security Services	24.2%	64.4%	(40.2)%
Total Subscription	59.9%	65.2%	(5.3)%
Professional Services	31.3%	37.6%	(6.3)%
Total Gross Margin	54.7%	59.1%	(4.4)%

Other Financial Information (1)
Non-GAAP Gross Profit:
Taegis Subscription Solutions	$43,836	$25,657	$18,179	70.9%
Managed Security Services	7,030	40,318	(33,288)	(82.6)%
Total Non-GAAP Subscription	$50,866	$65,975	$(15,109)	(22.9)%
Non-GAAP Professional Services	5,694	10,380	(4,686)	(45.1)%
Total Non-GAAP Gross Profit	$56,560	$76,355	$(19,795)	(25.9)%

Non-GAAP Gross Margin:
Taegis Subscription Solutions	70.0%	68.9%	1.1%
Managed Security Services	47.9%	70.5%	(22.6)%
Total Non-GAAP Subscription	65.8%	69.9%	(4.1)%
Non-GAAP Professional Services	33.2%	39.0%	(5.8)%
Total Non-GAAP Gross Margin	59.9%	63.1%	(3.2)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin decreased 5.3% for the three months ended May 5, 2023. Overall, gross margin for Taegis Subscription Solutions has improved as we scale our comprehensive, higher-value offerings. This is offset by the higher costs as a percentage of revenue required to maintain and support our non-strategic Managed Security Service offerings as we complete their end-of-life transition.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin decreased 4.1% for the three months ended May 5, 2023.
Professional Services Gross Margin. Professional services gross margin decreased 6.3% for the three months ended May 5, 2023. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin decreased 5.8% for the three months ended May 5, 2023.

Operating Expenses
The following table presents information regarding our operating expenses during the three months ended May 5, 2023 and April 29, 2022.

	Three Months Ended
	May 5, 2023		April 29, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$31,172	33.0%	$33,331	27.5%	$(2,159)	(6.5)%
Sales and marketing	34,526	36.6%	39,245	32.4%	(4,719)	(12.0)%
General and administrative	22,263	23.6%	25,360	21.0%	(3,097)	(12.2)%
Total operating expenses	$87,961	93.2%	$97,936	80.9%	$(9,975)	(10.2)%

Other Financial Information (1)
Non-GAAP research and development	$28,570	30.3%	$30,588	25.3%	$(2,018)	(6.6)%
Non-GAAP sales and marketing	33,685	35.7%	37,607	31.1%	(3,922)	(10.4)%
Non-GAAP general and administrative	15,383	16.3%	17,601	14.5%	(2,218)	(12.6)%
Non-GAAP operating expenses	$77,638	82.2%	$85,796	70.9%	$(8,158)	(9.5)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended May 5, 2023, R&D expenses decreased $2.2 million, or 6.5%. As a percentage of revenue, R&D expenses increased 550 basis points to 33.0%, and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 500 basis points to 30.3%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs as a result of our reorganization actions to balance continued growth with improving operating margins over time.
Sales and Marketing Expenses. For the three months ended May 5, 2023, S&M expenses decreased $4.7 million, or 12.0%. As a percentage of revenue, S&M expenses increased 420 basis points to 36.6%, and on a non-GAAP basis, S&M expenses as a percentage of revenue increased 460 basis points to 35.7%. The decrease in S&M expenses was primarily attributable to lower employee-related expenses as a result of our reorganization actions to balance continued growth with improving operating margins over time.
General and Administrative Expenses. For the three months ended May 5, 2023, G&A expenses decreased $3.1 million, or 12.2%. As a percentage of revenue, G&A expenses increased 260 basis points to 23.6%, and on a non-GAAP basis, G&A expenses as a percentage of revenue increased 180 basis points to 16.3%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs as a result of our reorganization actions to balance continued growth with improving operating margins over time.

Operating Loss
Our operating loss for the three months ended May 5, 2023 and April 29, 2022 was $36.4 million and $26.4 million, respectively. As a percentage of revenue, our operating loss was 38.5% and 21.8% for the three months ended May 5, 2023 and April 29, 2022, respectively. The increase in our operating loss was primarily attributable to decreased gross profit and increased operating expenses as a percentage of revenue as we prioritize higher value, higher margin Taegis solutions and other priorities, in order to balance continued growth with improving operating margins over time.
Operating loss on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments for amortization of intangible assets and stock-based compensation expense, our non-GAAP operating loss was $21.1 million and $9.4 million for the three months ended May 5, 2023 and April 29, 2022, respectively.
Interest and Other, Net
Interest and other, net represented expense of $1.7 million and $0.7 million for the three months ended May 5, 2023 and April 29, 2022, respectively. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $7.1 million, or 18.7% of our pre-tax loss during the three months ended May 5, 2023, and $5.5 million, or 20.2% of our pre-tax loss during the three months ended April 29, 2022. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $31.0 million increased $9.4 million, or 43.4%, for the three months ended May 5, 2023 compared to the three months ended April 29, 2022. Net loss on a non-GAAP basis for the three months ended May 5, 2023 was $17.1 million compared to non-GAAP net loss of $7.6 million for the three months ended April 29, 2022. The changes on both a GAAP and non-GAAP basis were attributable to decreased revenue and gross profit as well as increased operating expenses as a percentage of revenue, the effect of which was offset in part by the higher income tax benefit recognized in the current quarter, as we prioritize higher value, higher margin Taegis solutions and other priorities, in order to balance continued growth with improving operating margins over time.

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
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	May 5, 2023	February 3, 2023

	(in thousands)
Cash and cash equivalents	$94,510	$143,517
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we have obtained a $30 million senior unsecured revolving credit facility. Under the facility, up to $30 million principal amount of borrowings may be outstanding at any time. The maximum amount of borrowings may be increased by up to an additional $30 million by mutual agreement of the lender and borrower. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of May 5, 2023 or February 3, 2023, and we did not borrow any amounts under the facility during any period covered by this report. Effective March 23, 2023, the facility agreement was amended and restated to extend the maturity date to March 24, 2024 and to modify the annual rate at which interest accrues to the applicable SOFR plus 1.15%. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For more information regarding the facility, see “Notes to Condensed Consolidated Financial Statements—Note 5—Debt” in our condensed consolidated financial statements included in this report.

Cash Flows

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in thousands)
Net change in cash from:
Operating activities	$(42,183)	$(24,879)
Investing activities	(1,690)	(2,114)
Financing activities	(5,134)	(7,442)
Change in cash and cash equivalents	$(49,007)	$(34,435)
Operating Activities — Cash used in operating activities totaled $42.2 million and $24.9 million for the three months ended May 5, 2023 and April 29, 2022, respectively. The increased use of our operating cash was primarily driven by a larger net loss and higher employee-related cash payments associated with reducing the Company’s workforce when compared to the same period in fiscal 2023.
Investing Activities — Cash used in investing activities totaled $1.7 million and $2.1 million for the three months ended May 5, 2023 and April 29, 2022, respectively. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, which decreased slightly for the three months ended May 5, 2023 from the same period in fiscal 2023.
Financing Activities — Cash used in financing activities totaled $5.1 million and $7.4 million for the three months ended May 5, 2023 and April 29, 2022, respectively. The use of cash flows for the three months ended May 5, 2023 reflected employee tax withholding payments on restricted stock awards paid by us of $5.1 million and $7.4 million for the three months ended May 5, 2023 and April 29, 2022, respectively.
Off-Balance Sheet Arrangements
As of May 5, 2023, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three months ended May 5, 2023.
Recently Issued Accounting Pronouncements
See “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our condensed consolidated financial statements included in this report for a description of recently issued accounting pronouncements and our expectation of their impact, if any, on our financial statements.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2023. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 5, 2023.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 5, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
In addition to the risk factor discussed below, we have discussed risks affecting us under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 filed with the SEC on March 23, 2023. The risks described below and in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
In the event of a deconsolidation of our Company from the Dell Technologies consolidated tax group, our inability to collect reimbursements or fully utilize related tax assets, along with certain payments we might owe with respect to previously realized or future tax benefits, may adversely affect our results of operations and financial condition.
Potential payment obligations or inability to collect reimbursements upon any deconsolidation of our Company, after which we will be ineligible for inclusion in the Dell Technologies consolidated tax group, may have an adverse effect on our cash flow and liquidity, with the severity of such effects dependent on the magnitude of any such payments. We have entered into a tax matters agreement, or TMA, with Dell Technologies that went into effect on August 1, 2015. In general, under the TMA, Dell Technologies reimburses us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on a consolidated basis. Under the TMA as amended and restated in June 2023, upon deconsolidation, our Company would only fully utilize our income tax assets to the extent we generate sufficient income. If deconsolidation occurs and Dell Technologies can no longer utilize our tax assets for which we currently receive reimbursement, and if we are unable to generate sufficient taxable income to fully utilize our tax assets, our operations and financial condition could be adversely affected. In addition, under the TMA as amended and restated in June 2023, if we are deconsolidated for tax purposes from the Dell Technologies consolidated tax group, we may be required to pay Dell Technologies in cash amounts relating to benefits we previously realized under the tax matters agreement and for certain benefits Dell Technologies would no longer receive resulting from the allocation of taxes and tax assets upon the deconsolidation. The amounts paid by us could reflect benefits already realized by us in prior periods or benefits that we will not realize until future periods. Such payments, if significant, could materially and adversely affect our results of operations and financial condition.

Item 5. Other Information
On June 6, 2023, the Company entered into an amended and restated tax matters agreement, or Amended TMA, with Dell Technologies that, among other things, provides for the allocation of tax assets in the event of a deconsolidation of the Company from the Dell Technologies consolidated tax group. The parties previously entered into the TMA on July 20, 2015 and amended the TMA on December 8, 2015.
Under the Amended TMA, in the event of a deconsolidation of the Company from the Dell Technologies consolidated tax group, tax computations for any taxable periods ending on the date of such deconsolidation and the immediately following taxable period generally are required to be made pursuant to the principles of Treasury Regulations Section 1.1502-76(b). The parties generally are required to allocate any tax assets to the legal entity that is required under the Amended TMA to bear the liability for the associated tax, or if no party is required to bear such liability, to the party that incurred the cost or burden associated with the creation of such tax asset. To the extent any tax asset that is attributable to the business of either party is not allocated to such party under applicable law and the Amended TMA, the other party is required to pay such amount as will result in such party being in the same position it would have been in if the tax asset had been allocated to such party (assuming that such party has sufficient taxable income to utilize the benefit of such tax asset). The Amended TMA provides, however, that no such payment shall be required to the extent such party has already received the economic benefit of the tax asset pursuant to the TMA or the Amended TMA. To the extent any tax asset that is attributable to the business of the Company is allocated to the Company under applicable law and the Amended TMA, and the Company has already received the economic benefit of the tax asset pursuant to the TMA or the Amended TMA, the Company is required to pay Dell Technologies an amount equal to the economic benefit that the Company previously received. The definition of “tax asset” has been expanded in the Amended TMA to include research and development credit and certain loss accounts.
The foregoing description of the Amended TMA does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended TMA, which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1††
Amended and Restated Tax Matters Agreement, dated as of June 6, 2023, by and among SecureWorks Corp. (the "Company"), for itself and its subsidiaries, and Dell Technologies Inc., for itself and its subsidiaries other than the Company and the Company’s subsidiaries.

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

††     Filed with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Christian M. Grant
Christian M. Grant
Interim Chief Financial Officer
(Duly Authorized Officer)

Date: June 8, 2023