Form 10-Q
period 2023-08-04
SecureWorks Corp
filed 2023-09-08
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2023

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 5, 2023, there were 86,235,310 shares of the registrant's common stock outstanding, consisting of 16,235,310 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	August 4, 2023	February 3, 2023

ASSETS
Current assets:
Cash and cash equivalents	$64,899	$143,517
Accounts receivable, net of allowances of $1,824 and $2,402, respectively	56,436	72,627
Inventories, net	774	620
Other current assets	17,353	17,526
Total current assets	139,462	234,290
Property and equipment, net	3,151	4,632
Operating lease right-of-use assets, net	5,883	9,256
Goodwill	425,494	425,519
Intangible assets, net	92,559	106,208
Other non-current assets	71,147	60,965
Total assets	$737,696	$840,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,212	$18,847
Accrued and other current liabilities	62,290	81,566
Short-term deferred revenue	134,477	145,170
Total current liabilities	207,979	245,583
Long-term deferred revenue	7,893	11,162
Operating lease liabilities, non-current	9,865	12,141
Other non-current liabilities	7,489	14,023
Total liabilities	233,226	282,909
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 16,235 and 14,749 shares issued and outstanding, at August 4, 2023 and February 3, 2023, respectively.	162	147
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	976,532	967,367
Accumulated deficit	(447,450)	(384,121)
Accumulated other comprehensive loss	(5,578)	(6,237)
Treasury stock, at cost - 1,257 and 1,257 shares, respectively	(19,896)	(19,896)
Total stockholders' equity	504,470	557,961
Total liabilities and stockholders' equity	$737,696	$840,870
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net revenue:
Subscription	$76,825	$90,322	$154,084	$184,735
Professional services	16,141	25,860	33,277	52,462
Total net revenue	92,966	116,182	187,361	237,197
Cost of revenue:
Subscription	30,084	34,060	61,103	66,886
Professional services	9,973	15,519	21,740	32,128
Total cost of revenue	40,057	49,579	82,843	99,014
Gross profit	52,909	66,603	104,518	138,183
Operating expenses:
Research and development	28,236	33,638	59,408	66,969
Sales and marketing	31,237	40,940	65,763	80,185
General and administrative	20,366	24,274	42,629	49,634
Reorganization and other related charges	14,232	—	14,232	—
Total operating expenses	94,071	98,852	182,032	196,788
Operating loss	(41,162)	(32,249)	(77,514)	(58,605)
Interest and other, net	(636)	131	(2,382)	(566)
Loss before income taxes	(41,798)	(32,118)	(79,896)	(59,171)
Income tax benefit	(9,439)	(7,399)	(16,567)	(12,854)
Net loss	$(32,359)	$(24,719)	$(63,329)	$(46,317)

Loss per common share (basic and diluted)	$(0.38)	$(0.29)	$(0.74)	$(0.55)
Weighted-average common shares outstanding (basic and diluted)	86,121	84,483	85,776	84,123
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net loss	$(32,359)	$(24,719)	$(63,329)	$(46,317)
Foreign currency translation adjustments, net of tax	132	(1,158)	659	(3,998)
Comprehensive loss	$(32,227)	$(25,877)	$(62,670)	$(50,315)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	August 4, 2023	July 29, 2022
Cash flows from operating activities:
Net loss	$(63,329)	$(46,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,961	18,515
Amortization of right of use asset	1,303	1,932
Reorganization and other related charges	3,272	—
Amortization of costs capitalized to obtain revenue contracts	8,820	8,985
Amortization of costs capitalized to fulfill revenue contracts	1,805	2,565
Stock-based compensation expense	14,890	17,938
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,205	516
Income tax benefit	(16,567)	(12,854)
Provision for credit losses	(132)	(102)
Changes in assets and liabilities:
Accounts receivable	16,026	14,329
Net transactions with Dell	(118)	(592)
Inventories	(154)	30
Other assets	(4,699)	(6,933)
Accounts payable	(7,981)	5,685
Deferred revenue	(14,483)	(17,165)
Operating leases, net	(3,024)	(2,801)
Accrued and other liabilities	(25,756)	(25,145)
Net cash used in operating activities	(69,961)	(41,414)
Cash flows from investing activities:
Capital expenditures	(530)	(827)
Software development costs	(2,416)	(2,840)
Net cash used in investing activities	(2,946)	(3,667)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(5,711)	(8,087)
Net cash used in financing activities	(5,711)	(8,087)
Net decrease in cash and cash equivalents	(78,618)	(53,168)
Cash and cash equivalents at beginning of the period	143,517	220,655
Cash and cash equivalents at end of the period	$64,899	$167,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended August 4, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, May 5, 2023	16,031	$160	70,000	$700	$969,490	$(415,091)	$(5,710)	$(19,896)	$529,653
Net loss	—	—	—	—	—	(32,359)	—	—	(32,359)
Other comprehensive loss	—	—	—	—	—	—	132	—	132
Vesting of restricted stock units	278	3	—	—	(3)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(74)	(1)	—	—	(575)	—	—	—	(576)
Stock-based compensation	—	—	—	—	7,620	—	—	—	7,620
Balances, August 4, 2023	16,235	$162	70,000	$700	$976,532	$(447,450)	$(5,578)	$(19,896)	$504,470

Six Months Ended August 4, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 3, 2023	14,749	$147	70,000	$700	$967,367	$(384,121)	$(6,237)	$(19,896)	$557,961
Net loss	—	—	—	—	—	(63,329)	—	—	(63,329)
Other comprehensive loss	—	—	—	—	—	—	659	—	659
Vesting of restricted stock units	2,213	22	—	—	(22)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(727)	(7)	—	—	(5,703)	—	—	—	(5,711)
Stock-based compensation	—	—	—	—	14,890	—	—	—	14,890
Balances, August 4, 2023	16,235	$162	70,000	$700	$976,532	$(447,450)	$(5,578)	$(19,896)	$504,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended July 29, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, April 29, 2022	14,859	$149	70,000	$700	$941,082	$(291,220)	$(5,512)	$(19,896)	$625,303
Net loss	—	—	—	—	—	(24,719)	—	—	(24,719)
Other comprehensive loss	—	—	—	—	—	—	(1,158)	—	(1,158)
Vesting of restricted stock units	168	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(57)	(1)	—	—	(645)	—	—	—	(645)
Stock-based compensation	—	—	—	—	8,812	—	—	—	8,812
Balances, July 29, 2022	14,970	$150	70,000	$700	$949,248	$(315,939)	$(6,670)	$(19,896)	$607,593

Six Months Ended July 29, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(46,317)	—	—	(46,317)
Other comprehensive loss	—	—	—	—	—	—	(3,998)	—	(3,998)
Vesting of restricted stock units	1,381	14	—	—	(14)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(693)	(7)	—	—	(8,080)	—	—	—	(8,087)
Stock-based compensation	—	—	—	—	17,938	—	—	—	17,938
Balances, July 29, 2022	14,970	$150	70,000	$700	$949,248	$(315,939)	$(6,670)	$(19,896)	$607,593
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
On April 27, 2016, the Company completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., or Dell Technologies, owned, indirectly through Dell and its subsidiaries, all shares of the Company’s outstanding Class B common stock, which as of August 4, 2023, represented approximately 81.2% of the Company's total outstanding shares of common stock and approximately 97.7% of the combined voting power of both classes of the Company's outstanding common stock.
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
For the periods presented, Dell has provided various corporate services to the Company in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities-related services. The cost of these services is charged in accordance with a shared services agreement that went into effect on August 1, 2015. For more information regarding related party transactions, see “Note 10—Related Party Transactions.”
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost and estimating the impact of contingencies. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the Ukraine/Russia conflict and impacts of inflation. The Company considered the potential impact of the current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended August 4, 2023. As the current economic environment continues to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.
Recently Adopted Accounting Pronouncements
None.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three and six months ended August 4, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023.
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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Numerator:
Net loss	$(32,359)	$(24,719)	$(63,329)	$(46,317)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	86,121	84,483	85,776	84,123
Loss per common share:
Basic and Diluted	$(0.38)	$(0.29)	$(0.74)	$(0.55)
Weighted-average anti-dilutive stock options, non-vested restricted stock and restricted stock units	9,375	6,057	7,117	5,980

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscriptions and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service, or SaaS, security platform and supplemental Managed Detection and Response, or MDR, services, and (ii) Managed Security Services. Taegis’ core offerings are the security platform, Taegis Extended Detection and Response, or XDR, and the MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing the legacy platform. Professional services typically include incident response, adversarial testing services and other security consulting arrangements.
The following table presents revenue by service type (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net revenue:
Taegis Subscription Solutions	$66,426	$42,809	$129,022	$80,025
Managed Security Services	10,399	47,513	25,062	104,710
Total Subscription revenue	$76,825	$90,322	$154,084	$184,735
Professional Services	16,141	25,860	33,277	52,462
Total net revenue	$92,966	$116,182	$187,361	$237,197
Promises to provide the Company’s subscription-based SaaS solutions are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of August 4, 2023. Performance obligations related to the Company’s professional services contracts are separate obligations associated with each service. Although the Company has multi-year customer relationships for various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the six months ended August 4, 2023, on average, approximately 65% of the Company’s recurring revenue was billed annually in advance and approximately 35% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, billing frequency and invoice timing.
Changes to the Company’s deferred revenue during the six months ended August 4, 2023 and July 29, 2022 are as follows (in thousands):

	As of February 3, 2023	Upfront payments received and billings during the six months ended August 4, 2023	Revenue recognized during the six months ended August 4, 2023	As of August 4, 2023
Deferred revenue	$156,332	$114,112	$(128,074)	$142,370

	As of January 28, 2022	Upfront payments received and billings during the six months ended July 29, 2022	Revenue recognized during the six months ended July 29, 2022	As of July 29, 2022
Deferred revenue	$176,068	$143,991	$(160,151)	$159,908

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
As of August 4, 2023, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$224,375	$130,605	$73,693	$19,789	$288
Performance obligation - backlog	7,205	3,220	3,164	821	—
Total	$231,580	$133,825	$76,857	$20,610	$288
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended August 4, 2023 and July 29, 2022 are as follows (in thousands):

	As of February 3, 2023	Amount capitalized	Amount recognized	As of August 4, 2023
Deferred commissions	$49,565	$4,225	$(8,820)	$44,970
Deferred fulfillment costs	3,232	—	(1,805)	1,427

	As of January 28, 2022	Amount capitalized	Amount recognized	As of July 29, 2022
Deferred commissions	$53,978	$4,994	$(8,985)	$49,987
Deferred fulfillment costs	7,597	210	(2,565)	5,242
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. Accordingly, the Company no longer has deferred installation costs to be capitalized. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs and did not identify any material changes to the expense recognition pattern during the six months ended August 4, 2023 or July 29, 2022.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill was unchanged for the six months ended August 4, 2023, compared to February 3, 2023. Goodwill totaled $425.5 million as of both August 4, 2023 and February 3, 2023.
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
For the annual impairment review in the third quarter of fiscal 2023, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount, including goodwill and its indefinite lived trade name asset. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative analysis to determine the fair value of its reporting unit relative to its carrying amount, as well as its indefinite-lived trade name asset at the individual asset level, to determine the amount of impairment loss to be recognized, if any.
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
Based on the results of the annual impairment test, the Company determined that the derived fair values of the reporting unit and indefinite-lived intangible asset exceeded their respective carrying values. Further, no triggering events have transpired since the performance of the quantitative assessment that would indicate a potential impairment occurred during the period through August 4, 2023. Subsequent to August 4, 2023, the Company has experienced recent fluctuations in its stock price which the Company uses as a readily available indicator of enterprise value. The Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there has been any indication of a sustained decline in fair value. The Company will perform its annual impairment review in the third quarter of fiscal 2024.
Intangible Assets
The Company’s intangible assets as of August 4, 2023 and February 3, 2023 were as follows:

	August 4, 2023			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(140,577)	$48,941	$189,518	$(133,530)	$55,988
Acquired Technology	141,784	(135,950)	5,834	141,784	(128,612)	13,172
Developed Technology	14,243	(6,577)	7,666	11,827	(4,897)	6,930
Finite-lived intangible assets	345,545	(283,104)	62,441	343,129	(267,039)	76,090
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$375,663	$(283,104)	$92,559	$373,247	$(267,039)	$106,208
Amortization expense related to finite-lived intangible assets was approximately $8.1 million and $16.1 million for the three and six months ended August 4, 2023, respectively, and $7.6 million and $15.4 million for the three and six months ended July 29, 2022, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended August 4, 2023 or July 29, 2022.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — DEBT
Revolving Credit Facility
As of August 4, 2023, SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is a party to a revolving credit agreement with a wholly-owned subsidiary of Dell under which the Company obtained a $30 million senior, unsecured revolving credit facility. Effective March 23, 2023, the revolving credit agreement was amended and restated, with substantially similar terms as the facility prior to the amendment and restatement, to extend the maturity date from March 23, 2023 to March 23, 2024 and to modify the annual rate at which interest accrues to the applicable Secured Overnight Financing Rate, or SOFR, plus 1.15%.
Subsequent to the quarter ending on August 4, 2023, the Company executed an amendment to the revolving credit agreement that was effectuated on March 23, 2023. This amended agreement: (1) increased the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) removed the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by lender and borrower, (3) extended the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modified the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility as of August 4, 2023 or February 3, 2023, and there were no amounts borrowed under the credit facility during the three and six months ended August 4, 2023.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of August 4, 2023, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
As of August 4, 2023, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending; the Company has recorded an estimated liability of $8.8 million related to such matters. The Company will continue to appeal these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes through a combination of partners and its sales organization. During the three and six months ended August 4, 2023 and July 29, 2022, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company’s leases primarily relate to office facilities that have remaining lease terms of 1.0 year to 3.4 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in thousands)
Operating lease cost	$1,083	$1,187	$2,164	$2,382
Variable lease costs	130	89	151	205
Short term lease costs	—	30	—	47
Total lease costs	$1,213	$1,306	$2,315	$2,634
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,333	$1,510	$2,661	$3,156
Weighted-average information associated with the measurement of remaining operating lease obligations is as follows:

August 4, 2023
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	5.39%
The following table summarizes the maturity of the Company’s operating lease liabilities as of August 4, 2023 (in thousands):

Fiscal Years Ending	August 4, 2023
2024	$2,701
2025	5,095
2026	4,526
2027	4,088
2028	—
Thereafter	—
Total operating lease payments	$16,410
Less imputed interest	1,206
Total operating lease liabilities	$15,204
As discussed in the Company's Current Report on Form 8-K filed with the SEC on August 14, 2023, as part of its actions to rebalance investments cross-functionally in alignment with its current strategy and growth opportunities, the Company ceased use of certain corporate office space as a part of its real estate-related cost optimization actions. Additionally, in consideration of updated facts and circumstances relating to the Company's right-of-use asset that was partially impaired in the fourth quarter of fiscal 2023, the Company reassessed the discounted cash flow methodology used to derive fair value of this asset group. The Company determined the asset values were not recoverable and recorded an impairment loss of $2.9 million to its operating lease right-of-use assets for the three and six months ended August 4, 2023.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — STOCK-BASED COMPENSATION AND OTHER LONG-TERM PERFORMANCE INCENTIVES
The SecureWorks Corp. 2016 Long-Term Incentive Plan, or the 2016 Plan, provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, whether time-based, performance-based or time- and performance-based, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards, and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of the Company or any of its affiliates, consultants and advisors who perform services for the Company or any of its affiliates, and any other individual whose participation in the 2016 Plan is determined to be in the best interests of the Company by the compensation committee of the board of directors.
Under the 2016 Plan, the Company granted 911,705 and 8,053,962 restricted stock units during the three and six months ended August 4, 2023, respectively, and 332,376 and 3,982,900 restricted stock units during the three and six months ended July 29, 2022, respectively. The restricted stock units granted during these periods vest over a three-year period. Approximately 17% of such awards granted during each of the six months ended August 4, 2023 and July 29, 2022 are subject to performance conditions. The majority of the 7,142,257 restricted stock unit awards made during the three months ended May 5, 2023 were subject to stockholder approval of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan by 7,500,000 shares at the Company’s 2023 annual meeting on June 27, 2023. Such stockholder approval was obtained at the annual meeting, and those awards were deemed granted and outstanding for accounting purposes during the three months ended August 4, 2023.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The Company granted zero and $0.1 million of cash awards during the three and six months ended August 4, 2023, respectively, compared to no cash awards granted during the three and six months ended July 29, 2022. The Company recognized $0.4 million and $1.1 million of related compensation expense for the three and six months ended August 4, 2023, respectively, and $1.1 million and $2.5 million of related compensation expense for the three and six months ended July 29, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three and six months ended August 4, 2023 and July 29, 2022 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Loss before income taxes	$(41,798)	$(32,118)	$(79,896)	$(59,171)
Income tax benefit	$(9,439)	$(7,399)	$(16,567)	$(12,854)
Effective tax rate	22.6%	23.0%	20.7%	21.7%
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
The Company’s effective tax benefit rate was 22.6% and 20.7% for the three and six months ended August 4, 2023, respectively, and 23.0% and 21.7% for the three and six months ended July 29, 2022, respectively. The changes in the Company’s effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.2 million and $1.7 million for the three and six months ended August 4, 2023, respectively, and $0.1 million and $0.6 million for the three and six months ended July 29, 2022, respectively. The changes related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value for both the three and six month periods ended August 4, 2023 and higher than the fair value for both the three and six month periods ended July 29, 2022 in comparison to the fair value on the dates the equity awards were originally granted. The changes in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction for both the three and six month periods ended August 4, 2023 and a higher actual tax deduction for both the three and six months ended July 29, 2022 than the amounts deducted for financial reporting purposes.
As of each of August 4, 2023 and February 3, 2023, respectively, the Company had $5.8 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2023. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of August 4, 2023 and February 3, 2023, respectively.
Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize its deferred tax assets. If the Company becomes ineligible for inclusion in the Dell Technologies consolidated tax group, its ability to benefit from its losses and other tax attributes may be impaired resulting from the Company's need to file its own Federal and State tax returns without the ability to offset its losses against the profits from the parent. The Company may be required to record a valuation allowance against its deferred tax assets that are currently recorded based on the tax sharing agreement with Dell. Currently, net deferred tax assets are approximately $12.1 million. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax expense and net loss for the six months ended August 4, 2023 would have been $(79.9) million, $1.2 million and $(81.1) million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of August 4, 2023 and February 3, 2023, the Company had a net operating loss receivable from Dell of $12.5 million and $3.5 million, respectively. The Company had $4.6 million and $4.5 million of unrecognized tax benefits as of August 4, 2023 and February 3, 2023, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.8 million and $1.6 million for the three and six months ended August 4, 2023, respectively, and $0.9 million and $1.9 million for the three and six months ended July 29, 2022, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, or EMC, an indirect, wholly-owned subsidiary of Dell that provides enterprise software and storage, totaled $0.2 million and $0.3 million for the three and six months ended August 4, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended July 29, 2022, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc., or VMware, a company that provides cloud and virtualization software and services. The Company’s purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $0.3 million and $0.6 million for the three and six months ended August 4, 2023, respectively and $0.2 million and $0.5 million for the three and six months ended July 29, 2022, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continues to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.1 million and $0.2 million for the three and six months ended August 4, 2023, respectively, and $0.1 million and $0.3 million for the three and six months ended July 29, 2022, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $0.3 million and $1.6 million for the three and six months ended August 4, 2023, respectively, and $0.4 million and $1.7 million for the three and six months ended July 29, 2022, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $64 thousand and $0.1 million for the three and six months ended August 4, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended July 29, 2022, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.3 million and $29.3 million for the three and six months ended August 4, 2023, respectively, and $14.4 million and $30.6 million for the three and six months ended July 29, 2022, respectively. In addition, as of August 4, 2023, the Company had approximately $2.9 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $0.2 million and $0.3 million for the three and six months ended August 4, 2023, respectively, and $1.2 million and $2.8 million for the three and six months ended July 29, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of August 4, 2023 and February 3, 2023 (in thousands).

	August 4, 2023	February 3, 2023
Related party payable (in accrued and other current liabilities)	$1,149	$1,141

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$5,538	$5,584

Net operating loss tax sharing receivable under agreement with Dell	$12,547	$3,472
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of August 4, 2023 and February 3, 2023 were as follows (in thousands):

	August 4, 2023	February 3, 2023
	Level 1	Level 1
Cash equivalents - Money Market Funds	$1,647	$16,451
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — REORGANIZATION AND OTHER RELATED COSTS
During the fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan, the Company intends to rebalance investments cross-functionally in alignment with the Company’s current strategy and growth opportunities, such as focusing on the higher value, higher margin Taegis solutions, optimizing the Company’s organizational structure to increase its scalability, and other priorities, to better position the Company for continued growth with improving operating margins over time. For the fiscal year ended February 3, 2023, the Company incurred expenses of approximately $15.5 million under the plan, consisting primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures.
During the three months ended August 4, 2023, the Company approved continued reorganization actions in alignment with the plan initiated in fiscal 2023. During the three months ended August 4, 2023, the Company incurred expenses of $14.2 million in accordance with the continued reorganization plan consisting primarily of severance and other termination benefits and real estate-related impairment.
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Condensed Consolidated Statement of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of January 28, 2022	$—	$—	$—	$—
Reorganization charge	7,550	4,570	3,351	15,471
Charges settled in cash	—	(90)	(325)	(415)
Charges settled in non-cash	—	(4,480)	(1,632)	(6,112)
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944
Charges settled in cash	(6,019)	—	(1,394)	(7,413)
Balance as of May 5, 2023	$1,531	$—	$—	$1,531
Reorganization charge	10,960	3,272	$—	$14,232
Charges settled in cash	(1,566)	—	—	(1,566)
Charges settled in non-cash	—	(3,272)	—	(3,272)
Balance as of August 4, 2023	$10,925	$—	$—	$10,925

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “would,” “could,” “potentially,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions that convey uncertainty regarding future events or outcomes as they relate to us or our management are intended to identify forward-looking statements. Our results could be materially different from our expectations because of various risks, including risks related to: our history of losses; the need to continually enhance existing solutions and technologies and develop or acquire new ones; the possibility that our plans to strategically realign and optimize our investments with our priorities may not be successful; competition; our reliance on the financial services industry; real or perceived defects, errors or vulnerabilities in our, or failures of, our solutions; cyber-attacks and other data security incidents; the Ukraine/Russia conflict; inflation and other economic concerns; and other risks discussed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 that was filed with the SEC on March 23, 2023 and in our other periodic and current reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 3, 2023 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 that was filed with the SEC on March 23, 2023, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and future expectations. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Cautionary Note Regarding Forward-Looking Statements” above and in "Risk Factors" in Part I, Item 1A of our Annual Report.
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
Our vision is to be the essential cybersecurity company for a digitally connected world. We believe we are the security platform of choice to deliver a holistic approach to security at scale for our customers to achieve their best security outcomes. We combine considerable experience from securing thousands of customers, processing billions of customer events leveraging artificial intelligence and machine-learning in our security platform, and actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
Our proprietary Taegis security platform leverages an open architecture that is designed to process a wide variety of telemetry to see security threats quickly and to leverage our customers’ existing investments. Our solutions collect and process vast amounts of data across the IT ecosystem by integrating a wide array of proprietary and third-party security products. This open-platform approach allows us to aggregate events from a wide range of endpoint, network, cloud and business systems to increase the effectiveness of our solutions.
By aggregating and analyzing data from sources around the world, we offer solutions that enable organizations to:
•prevent security breaches,
•detect malicious activity,
•respond rapidly when a security breach occurs, and
•identify emerging threats.
We believe a platform that supports innovation and collaboration enables the power of the security community to outmaneuver the adversary. Leveraging our extensive security expertise and threat intelligence, we utilize our unique insights to extend our Taegis XDR platform to defend against cyber attacks.
The integrated approach we have pioneered enables us to deliver a broad portfolio of security solutions to organizations of varying size and complexity. We seek to provide the right level of security for each customer’s particular situation, which evolves with our customers as their organizations grow and change over time. Our flexible and scalable solutions secure the evolving needs of large enterprises as well as small and medium-sized businesses and U.S. state and local government agencies with limited in-house capabilities and resources.
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

Our solutions leverage the proprietary technologies, security operations workflows, extensive expertise and knowledge of the tactics, techniques and procedures of the adversary that we have developed over more than two decades. As key elements of our strategy, we seek to:
•be the SaaS security platform of choice,
•broaden our reach with security service providers to deliver our security platform globally, and
•empower the global security community to beat the adversary at scale.
Taegis was purpose-built as a SaaS platform that combines the power of machine-learning with security analytics and threat intelligence to unify detection and response across endpoint, network, cloud, email and other systems for better security outcomes and simpler security operations. The Taegis software platform is a core element of our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions.
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
Key Factors Affecting Our Performance
We believe that our sustained success will depend on many factors, including the adoption of our Taegis solutions by organizations, continued investment in our technology and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers, and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure we remain successful. We operate in an intensely competitive industry and face, among other competitive challenges, pricing pressures within the information security market resulting from actions taken by our larger competitors to reduce the prices of their security prevention, detection and response solutions, as well as the prices of their managed security services. If we are unable to continue to manage our investments in an efficient manner or to effectively execute our strategies aimed to foster sustained success, our business could be adversely affected.
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
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we will continue making into our research and development efforts and on our ability to remain at the forefront of threat intelligence research and adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we will continue to invest, while leveraging a flexible staffing model to align with solutions development. We believe that continued investment in our Taegis software platform and solutions will contribute to long-term revenue growth, but the costs of our investment may continue to adversely affect our prospects for near-term profitability.

Introduction of New Security Solutions. Our performance is significantly dependent on our ability to continue to innovate and introduce new information security solutions, such as our Taegis solutions, that protect our customers from an expanding array of cybersecurity threats. We intend to continue to invest in solutions innovation and leadership, including by hiring top technical talent and focusing on core technology innovation. In addition, we will continue to evaluate and utilize third-party proprietary technologies, where appropriate, for the continuous development of complementary offerings. We believe that our investment in solutions development will contribute to long-term revenue growth, but this investment may continue to adversely affect our prospects for near-term profitability.
Investments in Expanding Our Customer Base.
Embracing Our Partner Ecosystem. To support future sales, we must continue to devote resources to the development of strategic partnerships with our channel partners, technology alliance partners, and system integrators. We have made and plan to continue to make investments in both marketing and go-to-market efforts with our partners. These investments may not result in an increase in revenue or an improvement in our results of operations in the near term, although we do believe both will improve in the long term from these investments.
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
Key Operating Metrics
Commencing in fiscal 2021, we began transitioning our subscription customers to our Taegis solutions from our non-strategic, lower margin other managed security subscription services. Although it has resulted in a decline in both our total customer base and total annual recurring revenue, we believe the transition of our subscription business to our Taegis solutions is resulting in a higher value and higher margin business. As part of our ongoing transition, we informed our customers early in the fourth quarter of fiscal 2022 that many of our other managed security subscription services would no longer be available for purchase effective as of the beginning of fiscal 2023, as many of those services offer a natural transition to our Taegis platform. Renewals associated with many of our existing other managed security subscription services were not extended beyond the end of fiscal 2023, as indicated in the operating metric table below.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	August 4, 2023	July 29, 2022
Taegis subscription customer base	2,000	1,500
Managed security subscription customer base	400	1,900
Total subscription customer base	2,300	3,100

Total customer base	4,500	4,700

Taegis annual recurring revenue (in millions)	275.5	201.2
Managed security annual recurring revenue (in millions)	$30.2	$159.1
Total annual recurring revenue (in millions)	$305.8	$360.2

Taegis average subscription revenue per customer (in thousands)	$135.4	$136.4
Managed security average subscription revenue per customer (in thousands)	$71.2	$84.8
Total average subscription revenue per customer (in thousands)	$131.2	$114.7

Net revenue retention rate	94%	90%

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
Total Average Subscription Revenue Per Customer. We defined total average subscription revenue per customer as the average annual revenue per customer that subscribes to either our Taegis or other managed security subscription solutions, or both, as of the measurement date. Total average subscription revenue per customer is primarily driven by the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of August 4, 2023 and July 29, 2022, approximately 47% and 53%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
Net Revenue Retention Rate. Net revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the annual recurring revenue of our subscription-based customers at the beginning of the fiscal year, or base recurring revenue, to the same measure from that same cohort of customers at the end of the period, which we refer to as retained recurring revenue. By dividing the end-of-period retained recurring revenue by the base recurring revenue from the beginning of the period, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer or service attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period. Our net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations, customer renewal rates and changes to solution offerings.

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
•Reorganization and other related charges. The aggregate adjustment for expenses associated with the Company's alignment of its investments more closely with its strategic priorities, as described in the “Notes to Condensed Consolidated Financial Statements—Note 12—Reorganization and Other Related Costs.”

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in thousands, except per share data)
GAAP net revenue:
Taegis Subscription Solutions	$66,426	$42,809	$129,022	$80,025
Managed Security Services	10,399	47,513	25,062	104,710
Total Subscription revenue	$76,825	$90,322	$154,084	$184,735
Professional services	16,141	25,860	33,277	52,462
GAAP net revenue(1)	$92,966	$116,182	$187,361	$237,197

GAAP Taegis Subscription Solutions cost of revenue	$20,740	$15,537	$40,648	$27,992
Amortization of intangibles	(1,127)	(704)	(2,196)	(1,559)
Stock-based compensation expense	(169)	(67)	(248)	(108)
Non-GAAP Taegis Subscription Solutions cost of revenue	$19,444	$14,766	$38,204	$26,325

GAAP Managed Security Services cost of revenue	$9,344	$18,523	$20,455	$38,894
Amortization of intangibles	(3,410)	(3,411)	(6,821)	(6,821)
Stock-based compensation expense	(40)	(100)	(107)	(182)
Non-GAAP Managed Security Services cost of revenue	$5,894	$15,012	$13,527	$31,891

GAAP subscription cost of revenue	$30,084	$34,060	$61,103	$66,886
Amortization of intangibles	(4,537)	(4,115)	(9,017)	(8,380)
Stock-based compensation expense	(209)	(167)	(355)	(290)
Non-GAAP subscription cost of revenue	$25,338	$29,778	$51,731	$58,216

GAAP professional services cost of revenue	$9,973	$15,519	$21,740	$32,128
Stock-based compensation expense	(322)	(345)	(647)	(732)
Non-GAAP professional services cost of revenue	$9,651	$15,174	$21,093	$31,396

GAAP gross profit	$52,909	$66,603	$104,518	$138,183
Amortization of intangibles	4,537	4,115	9,017	8,380
Stock-based compensation expense	531	511	1,002	1,021
Non-GAAP gross profit	$57,977	$71,229	$114,537	$147,584

GAAP research and development expenses	$28,236	$33,638	$59,408	$66,969
Stock-based compensation expense	(2,681)	(2,640)	(5,283)	(5,383)
Non-GAAP research and development expenses	$25,555	$30,998	$54,125	$61,586

GAAP sales and marketing expenses	$31,237	$40,940	$65,763	$80,185
Stock-based compensation expense	(1,097)	(1,627)	(1,938)	(3,265)
Non-GAAP sales and marketing expenses	$30,140	$39,313	$63,825	$76,920

GAAP general and administrative expenses	$20,366	$24,274	$42,629	$49,634
Amortization of intangibles	(3,523)	(3,523)	(7,047)	(7,047)
Stock-based compensation expense	(3,311)	(4,034)	(6,667)	(8,269)
Non-GAAP general and administrative expenses	$13,532	$16,717	$28,915	$34,318

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in thousands, except per share data)

GAAP operating loss	$(41,162)	$(32,249)	$(77,514)	$(58,605)
Amortization of intangibles	8,060	7,638	16,064	15,427
Stock-based compensation expense	7,620	8,812	14,890	17,938
Reorganization and other related charges	14,232	—	14,232	—
Non-GAAP operating (loss) income	$(11,250)	$(15,799)	$(32,328)	$(25,240)

GAAP net loss	$(32,359)	$(24,719)	$(63,329)	$(46,317)
Amortization of intangibles	8,060	7,638	16,064	15,427
Stock-based compensation expense	7,620	8,812	14,890	17,938
Reorganization and other related charges	14,232	—	14,232	—
Aggregate adjustment for income taxes	(6,173)	(3,024)	(7,613)	(5,944)
Non-GAAP net (loss) income	$(8,620)	$(11,293)	$(25,756)	$(18,896)

GAAP loss per share	$(0.38)	$(0.29)	$(0.74)	$(0.55)
Amortization of intangibles	0.10	0.09	0.19	0.18
Stock-based compensation expense	0.08	0.10	0.17	0.21
Reorganization and other related charges	0.17	—	0.17	—
Aggregate adjustment for income taxes	(0.07)	(0.04)	(0.09)	(0.07)
Non-GAAP (loss) earnings per share *	$(0.10)	$(0.13)	$(0.30)	$(0.22)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(32,359)	$(24,719)	$(63,329)	$(46,317)
Interest and other, net	636	(131)	2,382	566
Income tax benefit	(9,439)	(7,399)	(16,567)	(12,854)
Depreciation and amortization	8,981	9,132	17,961	18,515
Stock-based compensation expense	7,620	8,812	14,890	17,938
Reorganization and other related charges	14,232	—	14,232	—
Adjusted EBITDA	$(10,329)	$(14,305)	$(30,431)	$(22,152)
(1) Historically, the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of August 4, 2023 represented approximately 81.2% of our total outstanding shares of common stock and approximately 97.7% of the combined voting power of both classes of our outstanding common stock.
As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including finance, tax, human resources, legal, insurance, IT, procurement and facilities related services. The costs of these services have been charged in accordance with a shared services agreement that went into effect on August 1, 2015, which has been amended or amended and restated, in part, from time to time, the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis Subscription Solutions and Managed Security Services. Taegis’ core offerings are the security platform, Taegis XDR, and our supplemental MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing our legacy platform. Our subscription contracts typically range from one to three years and, as of August 4, 2023, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which the tenant is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2024, approximately 83% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 17% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 38% and 33% of our total net revenue in the second quarter fiscal 2024 and the second quarter fiscal 2023, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 73 countries as of August 4, 2023.
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
Gross Profit and Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix between our existing solutions, introduction of new solutions, personnel-related costs and cloud hosting costs. We expect our gross margins to fluctuate depending on these factors, but we believe they will increase over time with expected growth and higher mix of Taegis Subscription Solutions revenue compared to Managed Security Services and professional services revenue.

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
•General and Administrative, or G&A, Expenses. General and administrative expenses primarily include the costs of human resources and recruiting, finance and accounting, legal support, information management and information security systems, facilities management, corporate development and other administrative functions, and are partially offset by allocations of information technology and facilities costs to other functions.
•Reorganization and other related charges. Reorganization and other related charges consist primarily of severance and other termination benefits and real estate-related impairment, as described in the “Notes to Condensed Consolidated Financial Statements—Note 12—Reorganization and Other Related Costs.”
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
Income Tax Benefit
Our effective tax benefit rate was 22.6% and 20.7% for the three and six months ended August 4, 2023, respectively, and 23.0% and 21.7% for the three and six months ended July 29, 2022, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide valuation allowances for deferred tax assets, where appropriate. We file U.S. federal returns on a consolidated basis with Dell and we expect to continue doing so until such time (if any) that we are deconsolidated for tax purposes with respect to the Dell consolidated group. According to the terms of the tax matters agreement between Dell Technologies and Secureworks that went into effect on August 1, 2015, Dell Technologies will reimburse us for any amounts by which our tax assets reduce the amount of tax liability owed by the Dell group on an unconsolidated basis. For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes” in our condensed consolidated financial statements included in this report.

Results of Operations
Three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022
The following tables summarize our key performance indicators for the three and six months ended August 4, 2023 and July 29, 2022.

	Three Months Ended				Six Months Ended
	August 4, 2023		July 29, 2022		August 4, 2023		July 29, 2022
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$76,825	82.6%	$90,322	77.7%	$154,084	82.2%	$184,735	77.9%
Professional Services	16,141	17.4%	25,860	22.3%	33,277	17.8%	52,462	22.1%
Total net revenue	$92,966	100.0%	$116,182	100.0%	$187,361	100.0%	$237,197	100.0%
Cost of revenue:
Subscription	$30,084	39.2%	$34,060	37.7%	$61,103	39.7%	$66,886	36.2%
Professional Services	9,973	61.8%	15,519	60.0%	21,740	65.3%	32,128	61.2%
Total cost of revenue	$40,057	43.1%	$49,579	42.7%	$82,843	44.2%	$99,014	41.7%
Total gross profit	$52,909	56.9%	$66,603	57.3%	$104,518	55.8%	$138,183	58.3%
Operating expenses:
Research and development	$28,236	30.4%	$33,638	29.0%	$59,408	31.7%	$66,969	28.2%
Sales and marketing	31,237	33.6%	40,940	35.2%	65,763	35.1%	80,185	33.8%
General and administrative	20,366	21.9%	24,274	20.9%	42,629	22.8%	49,634	20.9%
Reorganization and other related charges	14,232	15.3%	—	—%	14,232	7.6%	—	—%
Total operating expenses	$94,071	101.2%	$98,852	85.1%	$182,032	97.2%	$196,788	83.0%
Operating loss	$(41,162)	(44.3)%	$(32,249)	(27.8)%	$(77,514)	(41.4)%	$(58,605)	(24.7)%
Net loss	$(32,359)	(34.8)%	$(24,719)	(21.3)%	$(63,329)	(33.8)%	$(46,317)	(19.5)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$25,338	33.0%	$29,778	33.0%	$51,731	33.6%	$58,216	31.5%
Non-GAAP Professional Services	9,651	59.8%	15,174	58.7%	21,093	63.4%	31,396	59.8%
Total Non-GAAP cost of revenue	$34,989	37.6%	$44,953	38.7%	$72,824	38.9%	$89,613	37.8%
Non-GAAP gross profit	$57,977	62.4%	$71,229	61.3%	$114,537	61.1%	$147,584	62.2%
Non-GAAP operating expenses:
Non-GAAP research and development	$25,555	27.5%	$30,998	26.7%	$54,125	28.9%	$61,586	26.0%
Non-GAAP sales and marketing	30,140	32.4%	39,313	33.8%	63,825	34.1%	76,920	32.4%
Non-GAAP general and administrative	13,532	14.6%	16,717	14.4%	28,915	15.4%	34,318	14.5%
Non-GAAP operating expenses	$69,227	74.5%	$87,028	74.9%	$146,865	78.4%	$172,824	72.9%
Non-GAAP operating (loss) income	$(11,250)	(12.1)%	$(15,799)	(13.6)%	$(32,328)	(17.3)%	$(25,240)	(10.6)%
Non-GAAP net (loss) income	$(8,620)	(9.3)%	$(11,293)	(9.7)%	$(25,756)	(13.7)%	$(18,896)	(8.0)%
Adjusted EBITDA	$(10,329)	(11.1)%	$(14,305)	(12.3)%	$(30,431)	(16.2)%	$(22,152)	(9.3)%
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

Revenue
The following table presents information regarding our net revenue for the three and six months ended August 4, 2023 and July 29, 2022.

	Three Months Ended		Change		Six Months Ended		Change
	August 4, 2023	July 29, 2022	$	%	August 4, 2023	July 29, 2022	$	%

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$66,426	$42,809	$23,617	55.2%	$129,022	$80,025	$48,997	61.2%
Managed Security Services	10,399	47,513	(37,114)	(78.1)%	25,062	104,710	(79,648)	(76.1)%
Total Subscription revenue	$76,825	$90,322	$(13,497)	(14.9)%	$154,084	$184,735	$(30,651)	(16.6)%
Professional services	16,141	25,860	(9,719)	(37.6)%	33,277	52,462	(19,185)	(36.6)%
Total net revenue	$92,966	$116,182	$(23,216)	(20.0)%	$187,361	$237,197	$(49,836)	(21.0)%
Subscription Revenue. For the three and six months ended August 4, 2023, subscription revenue decreased $13.5 million, or 14.9%, and $30.7 million, or 16.6%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis Subscription Solutions, which includes reselling Taegis offerings to our current Managed Security Services customer base.
Professional Services Revenue. For the three and six months ended August 4, 2023, professional services revenue decreased $9.7 million, or 37.6%, and $19.2 million or 36.6%, respectively. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with fiscal 2023 periods.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $0.2 million and $0.3 million for the three and six months ended August 4, 2023, respectively, and $1.2 million and $2.8 million for the three and six months ended July 29, 2022, respectively. Of the revenue derived from Dell, subscription revenue represented approximately 14% and 22% for the three and six months ended August 4, 2023, and 26% for the three and six months ended July 29, 2022. For more information regarding the commercial agreements, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three and six months ended August 4, 2023, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $35.0 million and $68.9 million, respectively, and represented 38% and 37% for the three and six months ended August 4, 2023, respectively. For the three and six months ended July 29, 2022, international revenue totaled $38.8 million and $79.3 million, respectively, and represented 33% of total revenue in both periods. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and six months ended August 4, 2023 and July 29, 2022.

	Three Months Ended		Change		Six Months Ended		Change
	August 4, 2023	July 29, 2022	$	%	August 4, 2023	July 29, 2022	$	%

	(in thousands, except percentages)
Cost of revenue:
Taegis Subscription Solutions	$20,740	$15,537	$5,203	33.5%	$40,648	$27,992	$12,656	45.2%
Managed Security Services	9,344	18,523	(9,179)	(49.6)%	20,455	38,894	(18,439)	(47.4)%
Total subscription cost of revenue	30,084	34,060	(3,976)	(11.7)%	61,103	66,886	(5,783)	(8.6)%
Professional Services cost of revenue	9,973	15,519	(5,546)	(35.7)%	21,740	32,128	(10,388)	(32.3)%
Total cost of revenue	$40,057	$49,579	$(9,522)	(19.2)%	$82,843	$99,014	$(16,171)	(16.3)%
Other Financial Information (1)
Non-GAAP cost of revenue:
Taegis Subscription Solutions	$19,444	$14,766	$4,678	31.7%	$38,204	$26,325	$11,879	45.1%
Managed Security Services	5,894	15,012	(9,118)	(60.7)%	13,527	31,891	(18,364)	(57.6)%
Total non-GAAP subscription	25,338	29,778	(4,440)	(14.9)%	51,731	58,216	(6,485)	(11.1)%
Non-GAAP Professional Services	9,651	15,174	(5,523)	(36.4)%	21,093	31,396	(10,303)	(32.8)%
Total Non-GAAP cost of revenue	$34,989	$44,953	$(9,964)	(22.2)%	$72,824	$89,613	$(16,789)	(18.7)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended August 4, 2023, subscription cost of revenue decreased $4.0 million, or 11.7%. As a percentage of revenue, subscription cost of revenue increased 150 basis points to 39.2%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue remained unchanged at 33.0%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses to support our subscription offerings. Those costs are higher as a percentage of revenue due to the cost required to continue providing our non-strategic managed security service offerings.
For the six months ended August 4, 2023, subscription cost of revenue decreased $5.8 million, or 8.6%. As a percentage of revenue, subscription cost of revenue increased 350 basis points to 39.7%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue increased 210 basis points to 33.6%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses to support our subscription offerings. Those costs are higher as a percentage of revenue due to the cost required to continue providing our non-strategic managed security service offerings.
Professional Services Cost of Revenue. For the three months ended August 4, 2023, professional services cost of revenue decreased $5.5 million, or 35.7%. As a percentage of revenue, professional services cost of revenue increased 180 basis points to 61.8%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 110 basis points to 59.8%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
For the six months ended August 4, 2023, professional services cost of revenue decreased $10.4 million, or 32.3%. As a percentage of revenue, professional services cost of revenue increased 410 basis points to 65.3%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 360 basis points to 63.4%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional service offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and six months ended August 4, 2023 and July 29, 2022.

	Three Months Ended		Change		Six Months Ended		Change
	August 4, 2023	July 29, 2022	$	%	August 4, 2023	July 29, 2022	$	%

	(in thousands, except percentages)
Gross Profit:
Taegis Subscription Solutions	$45,686	$27,272	$18,414	67.5%	$88,374	$52,033	$36,341	69.8%
Managed Security Services	1,055	28,990	(27,935)	(96.4)%	4,607	65,816	(61,209)	(93.0)%
Total Subscription	$46,741	$56,262	$(9,521)	(16.9)%	$92,981	$117,849	$(24,868)	(21.1)%
Professional Services	6,168	10,341	(4,173)	(40.4)%	11,537	20,334	(8,797)	(43.3)%
Total Gross Profit	$52,909	$66,603	$(13,694)	(20.6)%	$104,518	$138,183	$(33,665)	(24.4)%

Gross Margin:
Taegis Subscription Solutions	68.8%	63.7%	5.1%		68.5%	65.0%	3.5%
Managed Security Services	10.1%	61.0%	(50.9)%		18.4%	62.9%	(44.5)%
Total Subscription	60.8%	62.3%	(1.5)%		60.3%	63.8%	(3.5)%
Professional Services	38.2%	40.0%	(1.8)%		34.7%	38.8%	(4.1)%
Total Gross Margin	56.9%	57.3%	(0.4)%		55.8%	58.3%	(2.5)%

Other Financial Information (1)
Non-GAAP Gross Profit:
Taegis Subscription Solutions	$46,982	$28,043	$18,939	67.5%	$90,818	$53,700	$37,118	69.1%
Managed Security Services	4,505	32,501	(27,996)	(86.1)%	11,535	72,819	(61,284)	(84.2)%
Total Non-GAAP Subscription	$51,487	$60,544	$(9,057)	(15.0)%	$102,353	$126,519	$(24,166)	(19.1)%
Non-GAAP Professional Services	6,490	10,686	(4,196)	(39.3)%	12,184	21,066	(8,882)	(42.2)%
Total Non-GAAP Gross Profit	$57,977	$71,229	$(13,252)	(18.6)%	$114,537	$147,584	$(33,047)	(22.4)%

Non-GAAP Gross Margin:
Taegis Subscription Solutions	70.7%	65.5%	5.2%		70.4%	67.1%	3.3%
Managed Security Services	43.3%	68.4%	(25.1)%		46.0%	69.5%	(23.5)%
Total Non-GAAP Subscription	67.0%	67.0%	—%		66.4%	68.5%	(2.1)%
Non-GAAP Professional Services	40.2%	41.3%	(1.1)%		36.6%	40.2%	(3.6)%
Total Non-GAAP Gross Margin	62.4%	61.3%	1.1%		61.1%	62.2%	(1.1)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin decreased 1.5% for the three months ended August 4, 2023 and decreased 3.5% for the six months ended August 4, 2023. Overall, gross margin for Taegis Subscription Solutions has improved as we scale our comprehensive, higher-value offerings. This is offset by the higher costs as a percentage of revenue required to maintain and support our non-strategic Managed Security Service offerings as we complete their end-of-life transition.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin remained unchanged for the three months ended August 4, 2023. For the six months ended August 4, 2023, gross margin decreased 2.1%.
Professional Services Gross Margin. Professional services gross margin decreased 1.8% for the three months ended August 4, 2023. For the six months ended August 4, 2023, gross margin decreased 4.1%. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin decreased 1.1% for the three months ended August 4, 2023. For the six months ended August 4, 2023, non-GAAP professional services gross margin decreased 3.6%.

Operating Expenses
The following table presents information regarding our operating expenses during the three and six months ended August 4, 2023 and July 29, 2022.

	Three Months Ended		Change		Six Months Ended		Change
	August 4, 2023	July 29, 2022	$	%	August 4, 2023	July 29, 2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$28,236	$33,638	$(5,402)	(16.1)%	$59,408	$66,969	$(7,561)	(11.3)%
Sales and marketing	31,237	40,940	(9,703)	(23.7)%	65,763	80,185	(14,422)	(18.0)%
General and administrative	20,366	24,274	(3,908)	(16.1)%	42,629	49,634	(7,005)	(14.1)%
Reorganization and other related charges	14,232	—	14,232	100.0%	14,232	—	14,232	100.0%
Total operating expenses	$94,071	$98,852	$(4,781)	(4.8)%	$182,032	$196,788	$(14,756)	(7.5)%

Other Financial Information (1)
Non-GAAP research and development	$25,555	$30,998	$(5,443)	(17.6)%	$54,125	$61,586	$(7,461)	(12.1)%
Non-GAAP sales and marketing	30,140	39,313	(9,173)	(23.3)%	63,825	76,920	(13,095)	(17.0)%
Non-GAAP general and administrative	13,532	16,717	(3,185)	(19.1)%	28,915	34,318	(5,403)	(15.7)%
Non-GAAP operating expenses	$69,227	$87,028	$(17,801)	(20.5)%	$146,865	$172,824	$(25,959)	(15.0)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended August 4, 2023, R&D expenses decreased $5.4 million, or 16.1%. As a percentage of revenue, R&D expenses increased 140 basis points to 30.4%, and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 80 basis points to 27.5%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
For the six months ended August 4, 2023, R&D expenses decreased $7.6 million, or 11.3%. As a percentage of revenue, R&D expenses increased 350 basis points to 31.7% and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 290 basis points to 28.9%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
Sales and Marketing Expenses. For the three months ended August 4, 2023, S&M expenses decreased $9.7 million, or 23.7%. As a percentage of revenue, S&M expenses decreased 160 basis points to 33.6%, and on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 140 basis points to 32.4%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs as well as lower employee-related expenses.
For the six months ended August 4, 2023, S&M expenses decreased $14.4 million, or 18.0%. As a percentage of revenue, S&M expenses increased 130 basis points to 35.1%, and on a non-GAAP basis, S&M expenses as a percentage of revenue increased 170 basis points to 34.1%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs as well as lower employee-related expenses.
General and Administrative Expenses. For the three months ended August 4, 2023, G&A expenses decreased $3.9 million, or 16.1%. As a percentage of revenue, G&A expenses increased 100 basis points to 21.9%, and on a non-GAAP basis, G&A expenses as a percentage of revenue increased 20 basis points to 14.6%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
For the six months ended August 4, 2023, G&A expenses decreased $7.0 million, or 14.1%. As a percentage of revenue, G&A expenses increased 190 basis points to 22.8%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 90 basis points to 15.4%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
Reorganization and other related charges. During the three and six months ended August 4, 2023, the Company incurred expenses of $14.2 million associated with its reorganization plan consisting primarily of severance and other termination benefits and real estate-related impairment.

Operating Loss
Our operating loss for the three months ended August 4, 2023 and July 29, 2022 was $41.2 million and $32.2 million, respectively. As a percentage of revenue, our operating loss was 44.3% and 27.8% for the three months ended August 4, 2023 and July 29, 2022, respectively. The increase in our operating loss was primarily attributable to decreased gross profit, increased operating expenses as a percentage of revenue and non-recurring costs incurred resulting from the reorganization actions taken to balance continued growth with improving operating margins.
Our operating loss for the six months ended August 4, 2023 and July 29, 2022 was $77.5 million and $58.6 million, respectively. As a percentage of revenue, our operating loss was 41.4% and 24.7% for the six months ended August 4, 2023 and July 29, 2022, respectively. The increase in our operating loss was primarily attributable to decreased gross profit, increased operating expenses as a percentage of revenue and non-recurring costs incurred resulting from the reorganization actions taken to balance continued growth with improving operating margins.
Operating loss on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating loss was $11.3 million and $32.3 million for the three and six months ended August 4, 2023, respectively, compared to operating loss of $15.8 million and $25.2 million for the three and six months ended July 29, 2022, respectively.
Interest and Other, Net
Interest and other, net represented expense of $0.6 million and $2.4 million for the three and six months ended August 4, 2023, respectively, compared with net income of $0.1 million for the three months ended July 29, 2022 and net expense of $0.6 million for the six months ended July 29, 2022. The change primarily reflects the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $9.4 million, or 22.6%, and $16.6 million, or 20.7%, of our pre-tax loss during the three and six months ended August 4, 2023, respectively, and $7.4 million, or 23.0%, and $12.9 million, or 21.7%, of our pre-tax loss during the three and six months ended July 29, 2022, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $32.4 million increased $7.6 million, or 30.9%, for the three months ended August 4, 2023 compared to the three months ended July 29, 2022. Our net loss of $63.3 million increased $17.0 million, or 36.7%, for the six months ended August 4, 2023 compared to the six months ended July 29, 2022. Net loss on a non-GAAP basis for the three months ended August 4, 2023 was $8.6 million compared to non-GAAP net loss of $11.3 million for the three months ended July 29, 2022. For the six months ended August 4, 2023, Non-GAAP net loss was $25.8 million compared to non-GAAP net loss of $18.9 million for the six months ended July 29, 2022. The changes on both a GAAP and non-GAAP basis were attributable to decreased revenue and gross profit as well as increased operating expenses as a percentage of revenue, the effect of which was offset in part by the higher income tax benefit recognized in the current quarter.

Liquidity and Capital Commitments
Overview
As of August 4, 2023, we have $64.9 million of cash and cash equivalents. We believe that our cash and cash equivalents will provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter. As of the balance sheet date, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, as of the balance sheet date. We have in recent periods incurred losses from operations and operating cash outflows. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions and general economic and market conditions.
We expect our recent reorganization actions to result in significant cost savings as we complete our transition to higher value, higher margin Taegis solutions. These efforts will optimize our organizational structure and increase scalability to better position us for continued growth with improving operating margins over time.
In the event that our financial results are below our expectations as a result of these or other factors, we may need to take additional actions to preserve existing cash reserves. To the extent we undertake future material acquisitions, investments or unanticipated capital or operating expenditures, we may require additional capital or incur indebtedness. In this context, we regularly evaluate opportunities to enhance our capital structure. In addition to our $50 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties. The timing, term, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all.
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	August 4, 2023	February 3, 2023

	(in thousands)
Cash and cash equivalents	$64,899	$143,517
Revolving Credit Facility
As of August 4, 2023, SecureWorks, Inc., our wholly-owned subsidiary, was party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we obtained a $30 million senior unsecured revolving credit facility. The proceeds from loans made under the facility may be used for general corporate purposes. The facility is not guaranteed by us or our subsidiaries. There was no outstanding balance under the facility as of August 4, 2023 or February 3, 2023, and we did not borrow any amounts under the facility during any period covered by this report. Effective March 23, 2023, the revolving credit agreement was amended and restated to extend the commitment date to March 23, 2024 and to modify the annual rate at which interest accrues to the applicable SOFR plus 1.15%.
However, on September 6, 2023, the parties amended the revolving credit agreement to: (1) increase the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) remove the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by the lender and borrower, (3) extend the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modify the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%.
The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. For more information regarding the facility, see “Notes to Condensed Consolidated Financial Statements—Note 5—Debt” in our condensed consolidated financial statements included in this report.

Cash Flows

	Six Months Ended
	August 4, 2023	July 29, 2022

	(in thousands)
Net change in cash from:
Operating activities	$(69,961)	$(41,414)
Investing activities	(2,946)	(3,667)
Financing activities	(5,711)	(8,087)
Change in cash and cash equivalents	$(78,618)	$(53,168)
Operating Activities — Cash used in operating activities totaled $70.0 million and $41.4 million for the six months ended August 4, 2023 and July 29, 2022, respectively. The increased use of our operating cash was primarily driven by a larger net loss and higher employee-related payments associated with reducing the Company’s workforce when compared to the same period in fiscal 2023.
Investing Activities — Cash used in investing activities totaled $2.9 million and $3.7 million for the six months ended August 4, 2023 and July 29, 2022, respectively. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, which decreased slightly for the six months ended August 4, 2023 from the same period in fiscal 2023.
Financing Activities — Cash used in financing activities totaled $5.7 million and $8.1 million for the six months ended August 4, 2023 and July 29, 2022, respectively. The use of cash flows for the six months ended August 4, 2023 reflected employee tax withholding payments on restricted stock awards paid by us of $5.7 million and $8.1 million for the six months ended August 4, 2023 and July 29, 2022, respectively.
Off-Balance Sheet Arrangements
As of August 4, 2023, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and six months ended August 4, 2023.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 4, 2023. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 4, 2023.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 4, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
In addition to the updated risk factor discussed below, we have discussed risks affecting us under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 filed with the SEC on March 23, 2023 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023. The risks described below and in our Annual Report and previously Quarterly Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.
Implementation of our plans to strategically realign and optimize our investments with our priorities may not be successful, which could adversely affect our reputation, profitability and financial condition.
On February 7, 2023, we announced a plan to accelerate our transition to a software-as-a-service business through our Taegis software platform. During the three months ended August 4, 2023, the Company approved continued reorganization actions in alignment with the plan. In connection with this plan, we have reduced our workforce and made decisions to optimize and align our facilities and investments with our strategic priorities. This plan may not succeed in optimizing our operating expenses and enhancing our prospects for profitable operations. We may instead experience additional unexpected costs and negative impacts on our cash flows from operations and liquidity, employee attrition beyond the intended reductions, adverse effects on employee morale, diversion of management’s attention, reputational impacts that may hinder our ability to attract and retain top talent in the future, and delays in operations resulting from the loss of qualified employees. If we do not realize the expected benefits of our plan, our business, reputation, financial condition, and results of operations could be negatively impacted.

Item 5. Other Information
(a) (i) First Amendment to Sixth Amended and Restated Revolving Credit Agreement
Subsequent to the quarter ending on August 4, 2023, on September 6, 2023, the Company executed an amendment to the revolving credit agreement that was effective March 23, 2023. This amendment: (1) increased the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) removed the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by the lender and borrower, (3) extended the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modified the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%.
(a) (ii) Resignation of Director from Audit Committee
On September 5, 2023, Mr. Mark J. Hawkins, a member of the Company’s Board of Directors, resigned from the Audit Committee of the Board, effective September 6, 2023. He did not resign as a director or as a member and chair of the Company’s Compensation Committee. His resignation from the Audit Committee was not as a result of any disagreement with the Company, its management, the Audit Committee or the Board of Directors.
On that same day, the Company notified the Nasdaq Stock Market, or Nasdaq, that, as a result of the resignation by Mr. Hawkins from his role on the Audit Committee, the Audit Committee now only has two members, and the Company consequently is no longer in compliance with Nasdaq Listing Rule 5605(c)(2), which requires a listed company to have at least three members on its audit committee. Under Nasdaq Listing Rule 5605(c)(4)(B), the Company has until its next annual stockholders meeting to regain compliance with the three-member requirement. The Company is searching for a new director to fill the vacancy on the Audit Committee and expects to regain compliance with the listing standards within that framework. In response to the Company's notice, on September 7, 2023, the Company received a letter from Nasdaq stating that the Company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2), as described in the preceding sentences.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1
Amended and Restated Tax Matters Agreement, dated as of June 6, 2023, by and among SecureWorks Corp. (the “Company”), for itself and its subsidiaries, and Dell Technologies Inc., for itself and its subsidiaries other than the Company and the Company’s subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2023) (Commission File No. 001-37748)

10.2**
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 27, 2023) (Commission File No. 001-37748)

10.3†	First Amendment to Sixth Amended and Restated Revolving Credit Agreement, dated as of September 6, 2023, between SecureWorks, Inc. and Dell USA L.P.
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

32.1*
Certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

________
† Filed with this report.
* The certification attached as Exhibit 32.1 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
** Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureWorks Corp.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Duly Authorized Officer)

Date: September 8, 2023