Form 10-Q
period 2023-11-03
SecureWorks Corp
filed 2023-12-08
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2023

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 5, 2023, there were 86,329,480 shares of the registrant's common stock outstanding, consisting of 16,329,480 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	November 3, 2023	February 3, 2023

ASSETS
Current assets:
Cash and cash equivalents	$58,105	$143,517
Accounts receivable, net of allowances of $2,017 and $2,402, respectively	55,914	72,627
Inventories, net	759	620
Other current assets	12,865	17,526
Total current assets	127,643	234,290
Property and equipment, net	2,626	4,632
Operating lease right-of-use assets, net	5,262	9,256
Goodwill	425,241	425,519
Intangible assets, net	86,942	106,208
Other non-current assets	72,236	60,965
Total assets	$719,950	$840,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,675	$18,847
Accrued and other current liabilities	60,890	81,566
Short-term deferred revenue	126,198	145,170
Total current liabilities	198,763	245,583
Long-term deferred revenue	6,988	11,162
Operating lease liabilities, non-current	8,800	12,141
Other non-current liabilities	7,662	14,023
Total liabilities	222,213	282,909
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 16,329 and 14,749 shares issued and outstanding, at November 3, 2023 and February 3, 2023, respectively.	163	147
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	986,257	967,367
Accumulated deficit	(461,871)	(384,121)
Accumulated other comprehensive loss	(7,616)	(6,237)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	497,737	557,961
Total liabilities and stockholders' equity	$719,950	$840,870
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Net revenue:
Subscription	$75,212	$87,191	$229,296	$271,926
Professional services	14,152	23,751	47,429	76,213
Total net revenue	89,364	110,942	276,725	348,139
Cost of revenue:
Subscription	25,986	32,136	87,089	99,022
Professional services	8,629	13,444	30,369	45,572
Total cost of revenue	34,615	45,580	117,458	144,594
Gross profit	54,749	65,362	159,267	203,545
Operating expenses:
Research and development	26,358	35,263	85,766	102,232
Sales and marketing	27,079	41,380	92,842	121,565
General and administrative	20,565	24,725	63,194	74,359
Reorganization and other related charges	—	—	14,232	—
Total operating expenses	74,002	101,368	256,034	298,156
Operating loss	(19,253)	(36,006)	(96,767)	(94,611)
Interest and other (expense) income, net	684	(661)	(1,698)	(1,227)
Loss before income taxes	(18,569)	(36,667)	(98,465)	(95,838)
Income tax benefit	(4,148)	(8,521)	(20,715)	(21,375)
Net loss	$(14,421)	$(28,146)	$(77,750)	$(74,463)

Loss per common share (basic and diluted)	$(0.17)	$(0.33)	$(0.90)	$(0.88)
Weighted-average common shares outstanding (basic and diluted)	86,278	84,584	85,943	84,277
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Net loss	$(14,421)	$(28,146)	$(77,750)	$(74,463)
Foreign currency translation adjustments, net of tax	(2,038)	(2,717)	(1,379)	(6,715)
Comprehensive loss	$(16,459)	$(30,863)	$(79,129)	$(81,178)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	November 3, 2023	October 28, 2022
Cash flows from operating activities:
Net loss	$(77,750)	$(74,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,028	27,728
Amortization of right of use asset	1,686	2,853
Reorganization and other related charges	3,272	—
Amortization of costs capitalized to obtain revenue contracts	12,964	13,319
Amortization of costs capitalized to fulfill revenue contracts	2,562	3,635
Stock-based compensation expense	24,852	27,504
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,575	1,386
Income tax benefit	(20,715)	(21,375)
Provision for credit losses	232	(552)
Changes in assets and liabilities:
Accounts receivable	15,951	21,584
Net transactions with Dell	2,028	(3,741)
Inventories	(139)	(178)
Other assets	(1,237)	(9,709)
Accounts payable	(7,462)	4,550
Deferred revenue	(24,011)	(33,171)
Operating leases, net	(4,031)	(4,086)
Accrued and other liabilities	(30,299)	(23,462)
Net cash used in operating activities	(74,494)	(68,178)
Cash flows from investing activities:
Capital expenditures	(865)	(1,609)
Software development costs	(4,106)	(3,352)
Net cash used in investing activities	(4,971)	(4,961)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(5,947)	(8,484)
Net cash used in financing activities	(5,947)	(8,484)
Net decrease in cash and cash equivalents	(85,412)	(81,623)
Cash and cash equivalents at beginning of the period	143,517	220,655
Cash and cash equivalents at end of the period	$58,105	$139,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended November 3, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, August 4, 2023	16,235	$162	70,000	$700	$976,532	$(447,450)	$(5,578)	$(19,896)	$504,470
Net loss	—	—	—	—	—	(14,421)	—	—	(14,421)
Other comprehensive loss	—	—	—	—	—	—	(2,038)	—	(2,038)
Vesting of restricted stock units	142	1	—	—	(1)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(48)	—	—	—	(236)	—	—	—	(236)
Stock-based compensation	—	—	—	—	9,962	—	—	—	9,962
Balances, November 3, 2023	16,329	$163	70,000	$700	$986,257	$(461,871)	$(7,616)	$(19,896)	$497,737

Nine Months Ended November 3, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, February 3, 2023	14,749	$147	70,000	$700	$967,367	$(384,121)	$(6,237)	$(19,896)	$557,961
Net loss	—	—	—	—	—	(77,750)	—	—	(77,750)
Other comprehensive loss	—	—	—	—	—	—	(1,379)	—	(1,379)
Vesting of restricted stock units	2,355	24	—	—	(24)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(775)	(8)	—	—	(5,938)	—	—	—	(5,947)
Stock-based compensation	—	—	—	—	24,852	—	—	—	24,852
Balances, November 3, 2023	16,329	$163	70,000	$700	$986,257	$(461,871)	$(7,616)	$(19,896)	$497,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended October 28, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, July 29, 2022	14,970	$150	70,000	$700	$949,248	$(315,939)	$(6,670)	$(19,896)	$607,593
Net loss	—	—	—	—	—	(28,146)	—	—	(28,146)
Other comprehensive loss	—	—	—	—	—	—	(2,717)	—	(2,717)
Vesting of restricted stock units	168	2	—	—	(2)	—	—	—	—
Grant and forfeitures of restricted stock awards	(423)	(4)	—	—	4	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(65)	(1)	—	—	(396)	—	—	—	(397)
Stock-based compensation	—	—	—	—	9,566	—	—	—	9,566
Balances, October 28, 2022	14,650	$147	70,000	$700	$958,420	$(344,085)	$(9,387)	$(19,896)	$585,899

Nine Months Ended October 28, 2022	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balances, January 28, 2022	14,282	$143	70,000	$700	$939,404	$(269,622)	$(2,672)	$(19,896)	$648,057
Net loss	—	—	—	—	—	(74,463)	—	—	(74,463)
Other comprehensive loss	—	—	—	—	—	—	(6,715)	—	(6,715)
Vesting of restricted stock units	1,549	15	—	—	(15)	—	—	—	—
Grant and forfeitures of restricted stock awards	(423)	(4)	—	—	4	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(758)	(7)	—	—	(8,477)	—	—	—	(8,484)
Stock-based compensation	—	—	—	—	27,504	—	—	—	27,504
Balances, October 28, 2022	14,650	$147	70,000	$700	$958,420	$(344,085)	$(9,387)	$(19,896)	$585,899
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
On April 27, 2016, the Company completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., or Dell Technologies, owned, indirectly through Dell and its subsidiaries, all shares of the Company’s outstanding Class B common stock, which as of November 3, 2023, represented approximately 81.1% of the Company's total outstanding shares of common stock and approximately 97.7% of the combined voting power of both classes of the Company's outstanding common stock.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost, estimating the impact of contingencies, and evaluating long-lived asset impairment. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the Ukraine/Russia conflict and impacts of inflation. The Company considered the potential impact of the current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended November 3, 2023. As the current economic environment continues to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.
Liquidity
In recent periods, the Company has incurred losses from operations and operating cash outflows and, as of the Balance Sheet date, the Company has reported a deficit in working capital.
During the second quarter of fiscal 2024, the Company completed reorganization actions which are expected to result in significant cost savings as the Company completes a transition to higher value, higher margin Taegis solutions. These efforts are expected to optimize the organizational structure and increase scalability to better position the Company for continued growth with improving operating margins over time. In the event that the Company’s financial results are below our expectations as a result of these or other factors, the Company may need to take additional actions to preserve existing cash reserves.
As of November 3, 2023, the Company held $58.1 million of cash and cash equivalents. There were no amounts drawn on the $50 million Revolving Credit Facility with Dell as of November 3, 2023. We believe that our cash and cash equivalents and access to the Revolving Credit Facility will provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report.
Recently Adopted Accounting Pronouncements
None.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three and nine months ended November 3, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — LOSS PER SHARE
Loss per share is calculated by dividing net loss for the periods presented by the respective weighted-average number of common shares outstanding, and excludes any dilutive effects of share-based awards that may be anti-dilutive. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including common stock issuable upon the exercise of stock options and restricted stock units. The Company applies the two-class method to calculate earnings per share. Because the Class A common stock and the Class B common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes of common stock. Since losses were incurred in all periods presented, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Numerator:
Net loss	$(14,421)	$(28,146)	$(77,750)	$(74,463)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	86,278	84,584	85,943	84,277
Loss per common share:
Basic and Diluted	$(0.17)	$(0.33)	$(0.90)	$(0.88)
Weighted-average anti-dilutive share-based awards	8,845	6,099	7,693	6,020

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
The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Net revenue:
Taegis Subscription Solutions	$67,346	$47,888	$196,368	$127,913
Managed Security Services	7,866	39,303	32,928	144,013
Total Subscription revenue	$75,212	$87,191	$229,296	$271,926
Professional Services	14,152	23,751	47,429	76,213
Total net revenue	$89,364	$110,942	$276,725	$348,139
Promises to provide the Company’s subscription-based SaaS solutions are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription-based solutions have an average contract term of approximately two years as of November 3, 2023. Performance obligations related to the Company’s professional services contracts are separate obligations associated with each service. Although the Company has multi-year customer relationships for various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the nine months ended November 3, 2023, on average, approximately 65% of the Company’s recurring revenue was billed annually in advance and approximately 35% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, billing frequency and invoice timing.
Changes to the Company’s deferred revenue during the nine months ended November 3, 2023 and October 28, 2022 are as follows (in thousands):

	As of February 3, 2023	Upfront payments received and billings during the nine months ended November 3, 2023	Revenue recognized during the nine months ended November 3, 2023	As of November 3, 2023
Deferred revenue	$156,332	$150,135	$(173,281)	$133,186

	As of January 28, 2022	Upfront payments received and billings during the nine months ended October 28, 2022	Revenue recognized during the nine months ended October 28, 2022	As of October 28, 2022
Deferred revenue	$176,068	$175,301	$(206,853)	$144,516

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that are expected to be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated, or active; and (ii) the value of subscription-based solutions contracted with customers that have not yet been installed, or backlog. Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in Accounting Standards Codification paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
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
As of November 3, 2023, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$210,557	$129,595	$66,976	$13,837	$149
Performance obligation - backlog	2,901	1,003	1,002	896	—
Total	$213,458	$130,598	$67,978	$14,733	$149
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended November 3, 2023 and October 28, 2022 are as follows (in thousands):

	As of February 3, 2023	Amount capitalized	Amount recognized	As of November 3, 2023
Deferred commissions	$49,565	$6,155	$(12,964)	$42,756
Deferred fulfillment costs	3,232	—	(2,562)	670

	As of January 28, 2022	Amount capitalized	Amount recognized	As of October 28, 2022
Deferred commissions	$53,978	$8,319	$(13,319)	$48,978
Deferred fulfillment costs	7,597	241	(3,635)	4,203
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. Accordingly, the Company no longer has new deferred fulfillment costs that meet the criteria for capitalization in accordance with ASC 340. The Company evaluated these deferred costs as part of a broader asset group for impairment and potential changes to their estimated lives. The Company did not record any impairment losses on the deferred commissions or deferred fulfillment costs and did not identify any material changes to the expense recognition pattern during the nine months ended November 3, 2023 or October 28, 2022.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.3 million due to foreign currency translation for the nine months ended November 3, 2023, compared to February 3, 2023. Goodwill totaled $425.2 million and $425.5 million as of November 3, 2023 and February 3, 2023, respectively.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2024 by performing a "Step 0" qualitative assessment of goodwill at the reporting unit level, as well as the Company's indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company's consideration of the relevant events and circumstances that would affect the Company's single reporting unit, including macroeconomic, industry and market conditions, the Company's overall financial performance including changes to its cost structure during calendar 2023 and trends in the market price of the Company's Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset is less than their respective carrying values. No triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment occurred during the period through November 3, 2023.
The Company did not recognize any impairment charges on goodwill or trade name asset during the period through November 3, 2023.
Intangible Assets
The Company’s intangible assets as of November 3, 2023 and February 3, 2023 were as follows:

	November 3, 2023			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(144,101)	$45,417	$189,518	$(133,530)	$55,988
Acquired Technology	141,784	(138,783)	3,001	141,784	(128,612)	13,172
Developed Technology	15,933	(7,527)	8,406	11,827	(4,897)	6,930
Finite-lived intangible assets	347,235	(290,411)	56,824	343,129	(267,039)	76,090
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$377,353	$(290,411)	$86,942	$373,247	$(267,039)	$106,208
Amortization expense related to finite-lived intangible assets was approximately $7.3 million and $23.4 million for the three and nine months ended November 3, 2023, respectively, and $7.9 million and $23.3 million for the three and nine months ended October 28, 2022, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended November 3, 2023 or October 28, 2022.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is a party to a revolving credit agreement with a wholly-owned subsidiary of Dell under which the Company obtained a $50 million senior, unsecured revolving credit facility. Effective September 6, 2023, the Company executed an amendment to the revolving credit agreement that was effectuated on March 23, 2023. This amended agreement: (1) increased the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) removed the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by lender and borrower, (3) extended the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modified the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility, and the Company was in compliance with all covenants as of November 3, 2023 or February 3, 2023. Additionally, there were no amounts borrowed under the credit facility during the three and nine months ended November 3, 2023.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of November 3, 2023, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations or cash flows.
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
As of November 3, 2023, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending; the Company has recorded an estimated liability of $8.9 million related to such matters. The Company expects to continue to appeal certain of these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest. While Dell does provide an indemnification for certain state tax issues for tax periods prior to August 1, 2015, such indemnification would not cover a material portion of the current estimated liability.
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
Concentrations—The Company sells solutions to customers of all sizes through a combination of partners and its sales organization. During the three and nine months ended November 3, 2023 and October 28, 2022, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company’s leases primarily relate to office facilities that have remaining lease terms of 0.8 years to 3.2 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in thousands)
Operating lease cost	$1,079	$1,161	$3,243	$3,543
Variable lease costs	98	121	249	326
Short term lease costs	—	40	—	87
Total lease costs	$1,177	$1,322	$3,492	$3,956
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,352	$1,419	$4,013	$4,575
Weighted-average information associated with the measurement of remaining operating lease obligations is as follows:

November 3, 2023
Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	5.4%
The following table summarizes the maturity of the Company’s operating lease liabilities as of November 3, 2023 (in thousands):

Fiscal Years Ending	November 3, 2023
2024	$1,350
2025	5,095
2026	4,526
2027	4,088
2028	—
Thereafter	—
Total operating lease payments	$15,059
Less imputed interest	1,072
Total operating lease liabilities	$13,987
During the second quarter of fiscal 2024, as part of its actions to rebalance investments cross-functionally in alignment with its current strategy and growth opportunities, the Company ceased use of certain corporate office space as a part of its real estate-related cost optimization actions. In consideration of updated facts and circumstances relating to the Company's right-of-use asset that was partially impaired in the fourth quarter of fiscal 2023, the Company reassessed the discounted cash flow methodology used to derive fair value of this asset group. The Company determined the asset values were not recoverable and recorded an impairment loss of $2.9 million to its operating lease right-of-use assets during the second quarter of fiscal 2024.

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
Under the 2016 Plan, the Company granted 222,185 and 8,276,147 restricted stock units during the three and nine months ended November 3, 2023, respectively, and 200,736 and 4,183,636 restricted stock units during the three and nine months ended October 28, 2022, respectively. The majority of the restricted stock units granted during these periods vest over a three-year period. Approximately 17% of such awards granted during each of the nine months ended November 3, 2023 and October 28, 2022 are subject to performance conditions. The majority of the 7,142,257 restricted stock unit awards made during the three months ended May 5, 2023 were subject to stockholder approval of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan by 7,500,000 shares at the Company’s 2023 annual meeting on June 27, 2023. Such stockholder approval was obtained at the annual meeting, and those awards were deemed granted and outstanding for accounting purposes as of the approval date.
The Company grants long-term cash awards to certain employees under the 2016 Plan. The Company granted zero and $0.1 million of cash awards during the three and nine months ended November 3, 2023, respectively, compared to $0.1 million cash awards granted during the three and nine months ended October 28, 2022. The Company recognized $0.4 million and $1.5 million of related compensation expense for the three and nine months ended November 3, 2023, respectively, and $1.0 million and $3.5 million of related compensation expense for the three and nine months ended October 28, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes and income tax benefit (in thousands) and effective income tax rate for the three and nine months ended November 3, 2023 and October 28, 2022 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Loss before income taxes	$(18,569)	$(36,667)	$(98,465)	$(95,838)
Income tax benefit	$(4,148)	$(8,521)	$(20,715)	$(21,375)
Effective tax rate	22.3%	23.2%	21.0%	22.3%
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
The Company’s effective tax benefit rate was 22.3% and 21.0% for the three and nine months ended November 3, 2023, respectively, and 23.2% and 22.3% for the three and nine months ended October 28, 2022, respectively. The changes in the Company’s effective income tax rate between the periods was primarily attributable to the impact of certain discrete adjustments related to stock-based compensation expense of approximately $0.2 million and $1.8 million for the three and nine months ended November 3, 2023, respectively, and $0.1 million and $0.7 million for the three and nine months ended October 28, 2022, respectively. The changes related specifically to the impact of the vesting of certain equity awards for which the fair value on the vesting date was lower than the fair value for both the three and nine month periods ended November 3, 2023 and higher than the fair value for both the three and nine month periods ended October 28, 2022 in comparison to the fair value on the dates the equity awards were originally granted. The changes in fair value, which is measured by the price of the Class A common stock as reported on the Nasdaq Global Select Market, resulted in a lower actual tax deduction than the amounts deducted for financial reporting purposes for both the three and nine month periods ended November 3, 2023 and October 28, 2022.
As of each of November 3, 2023 and February 3, 2023, respectively, the Company had $5.8 million of deferred tax assets related to net operating loss carryforwards for state tax returns that are not included with those of other Dell entities. These net operating loss carryforwards began expiring in the fiscal year ended February 3, 2023. Due to the uncertainty surrounding the realization of these net operating loss carryforwards, the Company has provided valuation allowances for the full amount as of November 3, 2023 and February 3, 2023, respectively.
Because the Company is included in the tax filings of other Dell entities, management has determined that it will be able to realize its deferred tax assets. If Dell's ownership percentage were to fall below 80%, the Company would become ineligible for inclusion in the Dell Technologies consolidated tax group. The Company's ability to benefit from its losses and other tax attributes may be impaired resulting from the need to file its own Federal and State tax returns without the ability to offset its losses against the profits from the parent. The Company may be required to record a valuation allowance against its deferred tax assets that are currently recorded based on the tax sharing agreement with Dell. Currently, net deferred tax assets are approximately $21.3 million. If the Company’s tax provision had been prepared using the separate return method, the unaudited pro forma pre-tax loss, tax expense and net loss for the nine months ended November 3, 2023 would have been $(98.5) million, $1.2 million and $(99.7) million, respectively, as a result of the recognition of a valuation allowance that would have been recorded on a significant amount of deferred tax assets as well as certain attributes from the Tax Cuts and Jobs Act of 2017 that would be lost if not utilized by the Dell consolidated group.
Net deferred tax balances are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
As of November 3, 2023 and February 3, 2023, the Company had a net operating loss receivable from Dell of $7.6 million and $3.5 million, respectively. The Company had $4.7 million and $4.5 million of unrecognized tax benefits as of November 3, 2023 and February 3, 2023, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.7 million and $2.3 million for the three and nine months ended November 3, 2023, respectively, and $0.9 million and $2.8 million for the three and nine months ended October 28, 2022, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, or EMC, an indirect, wholly-owned subsidiary of Dell that provides enterprise software and storage, totaled $7 thousand and $0.4 million for the three and nine months ended November 3, 2023, respectively, and $0.2 million and $0.6 million for the three and nine months ended October 28, 2022, respectively.
EMC previously maintained a majority ownership interest in VMware, Inc., or VMware, a company that provides cloud and virtualization software and services. The Company’s purchases of annual maintenance services, software licenses and hardware systems for internal use from Dell, EMC and VMware totaled $23 thousand and $0.7 million for the three and nine months ended November 3, 2023, respectively and $0.5 million and $1.0 million for the three and nine months ended October 28, 2022, respectively. On November 1, 2021, Dell Technologies completed its spin-off of all shares of common stock of VMware that were beneficially owned by Dell Technologies and its subsidiaries, including EMC, to Dell Technologies’ stockholders. As a result of the spin-off transaction, the businesses of VMware were separated from the remaining businesses of Dell Technologies, although, as of November 3, 2023, Michael S. Dell, the Chairman, Chief Executive Officer and majority stockholder of Dell Technologies, continued to serve as Chairman of the Board of VMware.
The Company recognized revenue related to solutions provided to VMware that totaled $0.2 million and $0.4 million for the three and nine months ended November 3, 2023, respectively, and $0.1 million and $0.4 million for the three and nine months ended October 28, 2022, respectively. In October 2019, VMware acquired Carbon Black Inc., a security business with which the Company had an existing commercial relationship. Purchases by the Company of solutions from Carbon Black totaled $0.3 million and $1.9 million for the three and nine months ended November 3, 2023, respectively, and $0.8 million and $2.5 million for the three and nine months ended October 28, 2022, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation totaled $34 thousand and $0.2 million for the three and nine months ended November 3, 2023, respectively, and $35 thousand and $0.2 million for the three and nine months ended October 28, 2022, respectively.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $13.6 million and $42.9 million for the three and nine months ended November 3, 2023, respectively, and $14.0 million and $44.6 million for the three and nine months ended October 28, 2022, respectively. In addition, as of November 3, 2023, the Company had approximately $2.9 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
As the Company’s customer and on behalf of certain of its own customers, Dell also purchases solutions from the Company. The Company recognized revenues from such purchases of approximately $0.2 million and $0.6 million for the three and nine months ended November 3, 2023, respectively, and $1.2 million and $4.0 million for the three and nine months ended October 28, 2022, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of November 3, 2023 and February 3, 2023 (in thousands).

	November 3, 2023	February 3, 2023
Related party payable (in accrued and other current liabilities)	$3,530	$1,141

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$4,521	$5,584

Net operating loss tax sharing receivable under agreement with Dell	$7,641	$3,472
NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of November 3, 2023 and February 3, 2023 were as follows (in thousands):

	November 3, 2023	February 3, 2023
	Level 1	Level 1
Cash equivalents - Money Market Funds	$1,669	$16,451
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — REORGANIZATION AND OTHER RELATED COSTS
During the fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan, the Company began rebalancing investments cross-functionally in alignment with the Company’s current strategy and growth opportunities, such as focusing on the higher value, higher margin Taegis solutions, optimizing the Company’s organizational structure to increase its scalability, and other priorities, to better position the Company for continued growth with improving operating margins over time. The Company incurred expenses associated with the plan of approximately $15.5 million and $14.2 million for the fiscal year ended February 3, 2023, and the nine months ended November 3, 2023, respectively. These expenses consisted primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures.
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Condensed Consolidated Statement of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of January 28, 2022	$—	$—	$—	$—
Reorganization charge	7,550	4,570	3,351	15,471
Charges settled in cash	—	(90)	(325)	(415)
Charges settled in non-cash	—	(4,480)	(1,632)	(6,112)
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944
Reorganization charge	10,960	3,272	—	14,232
Charges settled in cash	(14,735)	—	(1,394)	(16,129)
Charges settled in non-cash	—	(3,272)	—	(3,272)
Balance as of November 3, 2023	$3,775	$—	$—	$3,775

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “would,” “could,” “potentially,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions that convey uncertainty regarding future events or outcomes as they relate to us or our management are intended to identify forward-looking statements. Our results could be materially different from our expectations because of various risks, including risks related to: our history of losses; the need to continually enhance existing solutions and technologies and develop or acquire new ones; the possibility that our plans to strategically realign and optimize our investments with our priorities may not be successful; competition; our reliance on the financial services industry; real or perceived defects, errors or vulnerabilities in our, or failures of, our solutions; cyber-attacks and other data security incidents; the Ukraine/Russia conflict; inflation and other economic concerns; and other risks discussed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 that was filed with the SEC on March 23, 2023 and in our other periodic and current reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. All statements by us regarding our expected financial position, revenues, cash flows and other operating results for future periods, business strategy, the outcome of legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 3, 2023 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 that was filed with the SEC on March 23, 2023, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and future expectations. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Cautionary Note Regarding Forward-Looking Statements” above and in "Risk Factors" in Part I, Item 1A of our Annual Report, as may be updated in subsequent quarterly reports.
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
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	November 3, 2023	October 28, 2022
Taegis subscription customer base	2,000	1,600
Managed security subscription customer base	400	1,600
Total subscription customer base	2,300	2,900

Total customer base	4,300	4,800

Taegis annual recurring revenue (in millions)	$278.7	$222.2
Managed security annual recurring revenue (in millions)	25.3	119.9
Total annual recurring revenue (in millions)	$304.0	$342.1

Taegis average subscription revenue per customer (in thousands)	$139.1	$139.2
Managed security average subscription revenue per customer (in thousands)	$69.2	$77.0
Total average subscription revenue per customer (in thousands)	$134.9	$116.1

Net revenue retention rate	92%	83%

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
Total Average Subscription Revenue Per Customer. We defined total average subscription revenue per customer as the average annual revenue per customer that subscribes to either our Taegis or other managed security subscription solutions, or both, as of the measurement date. Total average subscription revenue per customer is primarily driven by the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of November 3, 2023 and October 28, 2022, approximately 46% and 51%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.
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

Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP cost of revenue, non-GAAP Taegis Subscription Solutions cost of revenue, non-GAAP Managed Security Services cost of revenue, non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP Taegis Subscription Solutions gross profit, non-GAAP Managed Security Services gross profit, non-GAAP subscription gross profit, non-GAAP professional services gross profit, non-GAAP gross margin, non-GAAP Taegis Subscription Solutions gross margin, non-GAAP Managed Security Services gross margin, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP operating expenses, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP net income (loss), non-GAAP earnings (loss) per share and adjusted earnings before interest, taxes, depreciation and amortization, stock-based compensation and reorganization and other related charges, or EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling more meaningful period-to-period comparisons.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, subscription revenue, professional services revenue, Taegis Subscription Solutions revenue, Managed Security Services revenue, gross profit, subscription gross profit, professional services gross profit, Taegis Subscription Solutions gross profit, Managed Security Services gross profit, cost of revenue, subscription cost of revenue, professional services cost of revenue, Taegis Subscription Solutions cost of revenue, Managed Security Services cost of revenue, operating expense, research and development expenses, sales and marketing expenses, general and administrative expenses, gross margin, subscription gross margin, professional services gross margin, Taegis Subscription Solutions gross margin, Managed Security Services gross margin, operating income (loss), net income (loss), or earnings (loss) per share in accordance with GAAP, and the non-GAAP financial measures should be read only in conjunction with financial information presented on a GAAP basis.
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
•Reorganization and other related charges. The aggregate adjustment for expenses associated with the Company’s alignment of its investments more closely with its strategic priorities, as described in the “Notes to Condensed Consolidated Financial Statements—Note 12—Reorganization and Other Related Costs.”

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in thousands, except per share data)
GAAP net revenue:
Taegis Subscription Solutions	$67,346	$47,888	$196,368	$127,913
Managed Security Services	7,866	39,303	32,928	144,013
Total Subscription revenue	$75,212	$87,191	$229,296	$271,926
Professional services	14,152	23,751	47,429	76,213
GAAP net revenue(1)	$89,364	$110,942	$276,725	$348,139

GAAP Taegis Subscription Solutions cost of revenue	$19,927	$16,558	$60,575	$44,550
Amortization of intangibles	(1,208)	(960)	(3,404)	(2,519)
Stock-based compensation expense	(313)	(80)	(561)	(188)
Non-GAAP Taegis Subscription Solutions cost of revenue	$18,406	$15,518	$56,610	$41,843

GAAP Managed Security Services cost of revenue	$6,059	$15,578	$26,514	$54,472
Amortization of intangibles	(2,576)	(3,411)	(9,397)	(10,232)
Stock-based compensation expense	(53)	(87)	(160)	(269)
Non-GAAP Managed Security Services cost of revenue	$3,430	$12,080	$16,957	$43,971

GAAP subscription cost of revenue	$25,986	$32,136	$87,089	$99,022
Amortization of intangibles	(3,784)	(4,371)	(12,801)	(12,751)
Stock-based compensation expense	(366)	(167)	(721)	(457)
Non-GAAP subscription cost of revenue	$21,836	$27,598	$73,567	$85,814

GAAP professional services cost of revenue	$8,629	$13,444	$30,369	$45,572
Stock-based compensation expense	(344)	(323)	(991)	(1,055)
Non-GAAP professional services cost of revenue	$8,285	$13,121	$29,378	$44,517

GAAP gross profit	$54,749	$65,362	$159,267	$203,545
Amortization of intangibles	3,784	4,371	12,801	12,751
Stock-based compensation expense	711	491	1,713	1,512
Non-GAAP gross profit	$59,244	$70,224	$173,781	$217,808

GAAP research and development expenses	$26,358	$35,263	$85,766	$102,232
Stock-based compensation expense	(3,794)	(3,077)	(9,077)	(8,460)
Non-GAAP research and development expenses	$22,564	$32,186	$76,689	$93,772

GAAP sales and marketing expenses	$27,079	$41,380	$92,842	$121,565
Stock-based compensation expense	(836)	(1,631)	(2,774)	(4,896)
Non-GAAP sales and marketing expenses	$26,243	$39,749	$90,068	$116,669

GAAP general and administrative expenses	$20,565	$24,725	$63,194	$74,359
Amortization of intangibles	(3,524)	(3,524)	(10,571)	(10,571)
Stock-based compensation expense	(4,621)	(4,367)	(11,288)	(12,636)
Non-GAAP general and administrative expenses	$12,420	$16,834	$41,335	$51,152

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in thousands, except per share data)

GAAP operating loss	$(19,253)	$(36,006)	$(96,767)	$(94,611)
Amortization of intangibles	7,308	7,895	23,372	23,322
Stock-based compensation expense	9,962	9,566	24,852	27,504
Reorganization and other related charges	—	—	14,232	—
Non-GAAP operating (loss) income	$(1,983)	$(18,545)	$(34,311)	$(43,785)

GAAP net loss	$(14,421)	$(28,146)	$(77,750)	$(74,463)
Amortization of intangibles	7,308	7,895	23,372	23,322
Stock-based compensation expense	9,962	9,566	24,852	27,504
Reorganization and other related charges	—	—	14,232	—
Aggregate adjustment for income taxes	(2,856)	(3,030)	(10,469)	(8,974)
Non-GAAP net (loss) income	$(7)	$(13,715)	$(25,763)	$(32,611)

GAAP loss per share	$(0.17)	$(0.33)	$(0.90)	$(0.88)
Amortization of intangibles	0.08	0.10	0.27	0.28
Stock-based compensation expense	0.12	0.12	0.29	0.33
Reorganization and other related charges	—	—	0.17	—
Aggregate adjustment for income taxes	(0.03)	(0.04)	(0.12)	(0.11)
Non-GAAP (loss) earnings per share *	$—	$(0.16)	$(0.30)	$(0.39)
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(14,421)	$(28,146)	$(77,750)	$(74,463)
Interest and other, net	(684)	661	1,698	1,227
Income tax benefit	(4,148)	(8,521)	(20,715)	(21,375)
Depreciation and amortization	8,067	9,213	26,028	27,728
Stock-based compensation expense	9,962	9,566	24,852	27,504
Reorganization and other related charges	—	—	14,232	—
Adjusted EBITDA	$(1,224)	$(17,227)	$(31,655)	$(39,379)
(1) Historically, the Company has presented non-GAAP net revenue as a financial measure. There are no such adjustments that give rise to non-GAAP net revenue for any of the periods presented.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of November 3, 2023 represented approximately 81.1% of our total outstanding shares of common stock and approximately 97.7% of the combined voting power of both classes of our outstanding common stock.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis Subscription Solutions and Managed Security Services. Taegis’ core offerings are the security platform, Taegis XDR, and our supplemental MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing our legacy platform. Our subscription contracts typically range from one to three years and, as of November 3, 2023, averaged approximately two years in duration. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which the tenant is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2024, approximately 84% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 16% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 37% and 34% of our total net revenue in the third quarter fiscal 2024 and the third quarter fiscal 2023, respectively. Although our international customers are located primarily in the United Kingdom, Japan, Australia and Canada, we provided our Taegis solutions or managed security services to customers across 73 countries as of November 3, 2023.
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
•Reorganization and other related charges. Reorganization and other related charges consist primarily of severance and other termination benefits and real estate-related expenses, as described in the “Notes to Condensed Consolidated Financial Statements—Note 12—Reorganization and Other Related Costs.”
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
Income Tax Benefit
Our effective tax benefit rate was 22.3% and 21.0% for the three and nine months ended November 3, 2023, respectively, and 23.2% and 22.3% for the three and nine months ended October 28, 2022, respectively. The change in effective tax rate between the periods was primarily attributable to the impact of certain adjustments related to the vesting of stock-based compensation awards and the recognition of additional benefits relating to research and development credits.
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

Results of Operations
Three and nine months ended November 3, 2023 compared to the three and nine months ended October 28, 2022
The following tables summarize our key performance indicators for the three and nine months ended November 3, 2023 and October 28, 2022.

	Three Months Ended				Nine Months Ended
	November 3, 2023		October 28, 2022		November 3, 2023		October 28, 2022
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$75,212	84.2%	$87,191	78.6%	$229,296	82.9%	$271,926	78.1%
Professional Services	14,152	15.8%	23,751	21.4%	47,429	17.1%	76,213	21.9%
Total net revenue	$89,364	100.0%	$110,942	100.0%	$276,725	100.0%	$348,139	100.0%
Cost of revenue:
Subscription	$25,986	34.6%	$32,136	36.9%	$87,089	38.0%	$99,022	36.4%
Professional Services	8,629	61.0%	13,444	56.6%	30,369	64.0%	45,572	59.8%
Total cost of revenue	$34,615	38.7%	$45,580	41.1%	$117,458	42.4%	$144,594	41.5%
Total gross profit	$54,749	61.3%	$65,362	58.9%	$159,267	57.6%	$203,545	58.5%
Operating expenses:
Research and development	$26,358	29.5%	$35,263	31.8%	$85,766	31.0%	$102,232	29.4%
Sales and marketing	27,079	30.3%	41,380	37.3%	92,842	33.6%	121,565	34.9%
General and administrative	20,565	23.0%	24,725	22.3%	63,194	22.8%	74,359	21.4%
Reorganization and other related charges	—	—%	—	—%	14,232	5.1%	—	—%
Total operating expenses	$74,002	82.8%	$101,368	91.4%	$256,034	92.5%	$298,156	85.6%
Operating loss	$(19,253)	(21.5)%	$(36,006)	(32.5)%	$(96,767)	(35.0)%	$(94,611)	(27.2)%
Net loss	$(14,421)	(16.1)%	$(28,146)	(25.4)%	$(77,750)	(28.1)%	$(74,463)	(21.4)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$21,836	29.0%	$27,598	31.7%	$73,567	32.1%	$85,814	31.6%
Non-GAAP Professional Services	8,285	58.5%	13,121	55.2%	29,378	61.9%	44,517	58.4%
Total Non-GAAP cost of revenue	$30,120	33.7%	$40,718	36.7%	$102,944	37.2%	$130,331	37.4%
Non-GAAP gross profit	$59,244	66.3%	$70,224	63.3%	$173,781	62.8%	$217,808	62.6%
Non-GAAP operating expenses:
Non-GAAP research and development	$22,564	25.2%	$32,186	29.0%	$76,689	27.7%	$93,772	26.9%
Non-GAAP sales and marketing	26,243	29.4%	39,749	35.8%	90,068	32.5%	116,669	33.5%
Non-GAAP general and administrative	12,420	13.9%	16,834	15.2%	41,335	14.9%	51,152	14.7%
Non-GAAP operating expenses	$61,227	68.5%	$88,769	80.0%	$208,092	75.2%	$261,593	75.1%
Non-GAAP operating (loss) income	$(1,983)	(2.2)%	$(18,545)	(16.7)%	$(34,311)	(12.4)%	$(43,785)	(12.6)%
Non-GAAP net (loss) income	$(7)	—%	$(13,715)	(12.4)%	$(25,763)	(9.3)%	$(32,611)	(9.4)%
Adjusted EBITDA	$(1,224)	(1.4)%	$(17,227)	(15.5)%	$(31,655)	(11.4)%	$(39,379)	(11.3)%
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

Revenue
The following table presents information regarding our net revenue for the three and nine months ended November 3, 2023 and October 28, 2022.

	Three Months Ended		Change		Nine Months Ended		Change
	November 3 2023	October 28 2022	$	%	November 3 2023	October 28 2022	$	%

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$67,346	$47,888	$19,458	40.6%	$196,368	$127,913	$68,455	53.5%
Managed Security Services	7,866	39,303	(31,437)	(80.0)%	32,928	144,013	(111,085)	(77.1)%
Total Subscription revenue	$75,212	$87,191	$(11,979)	(13.7)%	$229,296	$271,926	$(42,630)	(15.7)%
Professional services	14,152	23,751	(9,599)	(40.4)%	47,429	76,213	(28,784)	(37.8)%
Total net revenue	$89,364	$110,942	$(21,578)	(19.4)%	$276,725	$348,139	$(71,414)	(20.5)%
Subscription Revenue. For the three and nine months ended November 3, 2023, subscription revenue decreased $12.0 million, or 13.7%, and $42.6 million, or 15.7%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis Subscription Solutions, which has included reselling Taegis offerings to our current Managed Security Services customer base.
Professional Services Revenue. For the three and nine months ended November 3, 2023, professional services revenue decreased $9.6 million, or 40.4%, and $28.8 million or 37.8%, respectively. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with fiscal 2023 periods.
Revenue for certain services provided to or on behalf of Dell under our commercial agreements with Dell totaled approximately $0.2 million and $0.6 million for the three and nine months ended November 3, 2023, respectively, and $1.2 million and $4.0 million for the three and nine months ended October 28, 2022, respectively. Of the revenue derived from Dell, subscription revenue represented approximately 14% and 18% for the three and nine months ended November 3, 2023, and 18% and 24% for the three and nine months ended October 28, 2022. For more information regarding the commercial agreements, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
We primarily generate revenue from sales in the United States. However, for the three and nine months ended November 3, 2023, international revenue, which we define as revenue contracted through non-U.S. entities, totaled $33.2 million and $102.0 million, respectively, and represented 37% for both the three and nine months ended November 3, 2023. For the three and nine months ended October 28, 2022, international revenue totaled $37.3 million and $116.6 million, respectively, and represented 34% of total revenue in both periods. Currently, our international customers are primarily located in Australia, United Kingdom, Japan and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and nine months ended November 3, 2023 and October 28, 2022.

	Three Months Ended		Change		Nine Months Ended		Change
	November 3 2023	October 28 2022	$	%	November 3 2023	October 28 2022	$	%

	(in thousands, except percentages)
Cost of revenue:
Taegis Subscription Solutions	$19,927	$16,558	$3,369	20.3%	$60,575	$44,550	$16,025	36.0%
Managed Security Services	6,059	15,578	(9,519)	(61.1)%	26,514	54,472	(27,958)	(51.3)%
Total subscription cost of revenue	25,986	32,136	(6,150)	(19.1)%	87,089	99,022	(11,933)	(12.1)%
Professional Services cost of revenue	8,629	13,444	(4,815)	(35.8)%	30,369	45,572	(15,203)	(33.4)%
Total cost of revenue	$34,615	$45,580	$(10,965)	(24.1)%	$117,458	$144,594	$(27,136)	(18.8)%
Other Financial Information (1)
Non-GAAP cost of revenue:
Taegis Subscription Solutions	$18,406	$15,518	$2,888	18.6%	$56,610	$41,843	$14,767	35.3%
Managed Security Services	3,430	12,080	(8,650)	(71.6)%	16,957	43,971	(27,014)	(61.4)%
Total non-GAAP subscription	21,836	27,598	(5,762)	(20.9)%	73,567	85,814	(12,247)	(14.3)%
Non-GAAP Professional Services	8,285	13,121	(4,836)	(36.9)%	29,378	44,517	(15,139)	(34.0)%
Total Non-GAAP cost of revenue	$30,120	$40,718	$(10,598)	(26.0)%	$102,944	$130,331	$(27,387)	(21.0)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended November 3, 2023, subscription cost of revenue decreased $6.2 million, or 19.1%. As a percentage of revenue, subscription cost of revenue decreased 230 basis points to 34.6%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 270 basis points to 29.0%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses to support our subscription offerings. Those costs were lower as a percentage of revenue for the three months ended November 3, 2023 because our higher margin Taegis subscription solutions represented a larger share of subscription revenue.
For the nine months ended November 3, 2023, subscription cost of revenue decreased $11.9 million, or 12.1%. As a percentage of revenue, subscription cost of revenue increased 160 basis points to 38.0%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue increased 50 basis points to 32.1%. The decrease in subscription cost of revenue was primarily attributable to lower employee-related expenses to support our subscription offerings. Those costs were higher as a percentage of revenue for the three months ended November 3, 2023 due to the cost required to continue providing our lower margin, non-strategic managed security service offerings.
Professional Services Cost of Revenue. For the three months ended November 3, 2023, professional services cost of revenue decreased $4.8 million, or 35.8%. As a percentage of revenue, professional services cost of revenue increased 440 basis points to 61.0%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 330 basis points to 58.5%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings. As a percentage of revenue, we expect professional services cost of revenue to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
For the nine months ended November 3, 2023, professional services cost of revenue decreased $15.2 million, or 33.4%. As a percentage of revenue, professional services cost of revenue increased 420 basis points to 64.0%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue increased 350 basis points to 61.9%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional service offerings. As a percentage of revenue, we expect professional services cost of revenue to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and nine months ended November 3, 2023 and October 28, 2022.

	Three Months Ended		Change		Nine Months Ended		Change
	November 3 2023	October 28 2022	$	%	November 3 2023	October 28 2022	$	%

	(in thousands, except percentages)
Gross Profit:
Taegis Subscription Solutions	$47,419	$31,330	$16,089	51.4%	$135,793	$83,363	$52,430	62.9%
Managed Security Services	1,807	23,725	(21,918)	(92.4)%	6,414	89,541	(83,127)	(92.8)%
Total Subscription	$49,226	$55,055	$(5,829)	(10.6)%	$142,207	$172,904	$(30,697)	(17.8)%
Professional Services	5,523	10,307	(4,784)	(46.4)%	17,060	30,641	(13,581)	(44.3)%
Total Gross Profit	$54,749	$65,362	$(10,613)	(16.2)%	$159,267	$203,545	$(44,278)	(21.8)%

Gross Margin:
Taegis Subscription Solutions	70.4%	65.4%	5.0%		69.2%	65.2%	4.0%
Managed Security Services	23.0%	60.4%	(37.4)%		19.5%	62.2%	(42.7)%
Total Subscription	65.4%	63.1%	2.3%		62.0%	63.6%	(1.6)%
Professional Services	39.0%	43.4%	(4.4)%		36.0%	40.2%	(4.2)%
Total Gross Margin	61.3%	58.9%	2.4%		57.6%	58.5%	(0.9)%

Other Financial Information (1)
Non-GAAP Gross Profit:
Taegis Subscription Solutions	$48,940	$32,370	$16,570	51.2%	$139,758	$86,070	$53,688	62.4%
Managed Security Services	4,436	27,223	(22,787)	(83.7)%	15,971	100,042	(84,071)	(84.0)%
Total Non-GAAP Subscription	$53,376	$59,593	$(6,217)	(10.4)%	$155,729	$186,112	$(30,383)	(16.3)%
Non-GAAP Professional Services	5,867	10,630	(4,763)	(44.8)%	18,051	31,696	(13,645)	(43.0)%
Total Non-GAAP Gross Profit	$59,244	$70,224	$(10,980)	(15.6)%	$173,781	$217,808	$(44,027)	(20.2)%

Non-GAAP Gross Margin:
Taegis Subscription Solutions	72.7%	67.6%	5.1%		71.2%	67.3%	3.9%
Managed Security Services	56.4%	69.3%	(12.9)%		48.5%	69.5%	(21.0)%
Total Non-GAAP Subscription	71.0%	68.3%	2.7%		67.9%	68.4%	(0.5)%
Non-GAAP Professional Services	41.5%	44.8%	(3.3)%		38.1%	41.6%	(3.5)%
Total Non-GAAP Gross Margin	66.3%	63.3%	3.0%		62.8%	62.6%	0.2%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin increased 2.3% for the three months ended November 3, 2023 and decreased 1.6% for the nine months ended November 3, 2023. Overall, gross margin for Taegis Subscription Solutions has improved as we scale our comprehensive, higher-value offerings. The subscription gross margin continues to trail the increasing Taegis subscription solutions gross margin due to the higher costs as a percentage of revenue required to maintain and support our non-strategic Managed Security Service offerings as we complete their end-of-life transition.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 2.7% for the three months ended November 3, 2023. On a non-GAAP basis for the nine months ended November 3, 2023, gross margin decreased 0.5%.
Professional Services Gross Margin. Professional services gross margin decreased 4.4% for the three months ended November 3, 2023. For the nine months ended November 3, 2023, gross margin decreased 4.2%. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding this adjustment, gross margin decreased 3.3% for the three months ended November 3, 2023. For the nine months ended November 3, 2023, non-GAAP professional services gross margin decreased 3.5%.

Operating Expenses
The following table presents information regarding our operating expenses during the three and nine months ended November 3, 2023 and October 28, 2022.

	Three Months Ended		Change		Nine Months Ended		Change
	November 3 2023	October 28 2022	$	%	November 3 2023	October 28 2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$26,358	$35,263	$(8,905)	(25.3)%	$85,766	$102,232	$(16,466)	(16.1)%
Sales and marketing	27,079	41,380	(14,301)	(34.6)%	92,842	121,565	(28,723)	(23.6)%
General and administrative	20,565	24,725	(4,160)	(16.8)%	63,194	74,359	(11,165)	(15.0)%
Reorganization and other related charges	—	—	—	100.0%	14,232	—	14,232	100.0%
Total operating expenses	$74,002	$101,368	$(27,366)	(27.0)%	$256,034	$298,156	$(42,122)	(14.1)%

Other Financial Information (1)
Non-GAAP research and development	$22,564	$32,186	$(9,622)	(29.9)%	$76,689	$93,772	$(17,083)	(18.2)%
Non-GAAP sales and marketing	26,243	39,749	(13,506)	(34.0)%	90,068	116,669	(26,601)	(22.8)%
Non-GAAP general and administrative	12,420	16,834	(4,414)	(26.2)%	41,335	51,152	(9,817)	(19.2)%
Non-GAAP operating expenses	$61,227	$88,769	$(27,542)	(31.0)%	$208,092	$261,593	$(53,501)	(20.5)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended November 3, 2023, R&D expenses decreased $8.9 million, or 25.3%. As a percentage of revenue, R&D expenses decreased 230 basis points to 29.5%, and on a non-GAAP basis, R&D expenses as a percentage of revenue decreased 380 basis points to 25.2%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
For the nine months ended November 3, 2023, R&D expenses decreased $16.5 million, or 16.1%. As a percentage of revenue, R&D expenses increased 160 basis points to 31.0% and on a non-GAAP basis, R&D expenses as a percentage of revenue increased 80 basis points to 27.7%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
Sales and Marketing Expenses. For the three months ended November 3, 2023, S&M expenses decreased $14.3 million, or 34.6%. As a percentage of revenue, S&M expenses decreased 700 basis points to 30.3%, and on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 640 basis points to 29.4%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs as well as lower employee-related expenses.
For the nine months ended November 3, 2023, S&M expenses decreased $28.7 million, or 23.6%. As a percentage of revenue, S&M expenses decreased 130 basis points to 33.6%, and on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 100 basis points to 32.5%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs as well as lower employee-related expenses.
General and Administrative Expenses. For the three months ended November 3, 2023, G&A expenses decreased $4.2 million, or 16.8%. As a percentage of revenue, G&A expenses increased 70 basis points to 23.0%, and on a non-GAAP basis, G&A expenses as a percentage of revenue decreased 130 basis points to 13.9%. The decrease in G&A expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
For the nine months ended November 3, 2023, G&A expenses decreased $11.2 million, or 15.0%. As a percentage of revenue, G&A expenses increased 140 basis points to 22.8%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 20 basis points to 14.9%. The decrease in G&A expenses was primarily attributable to lower employee-related expenses, professional services and consulting-related costs.
Reorganization and other related charges. During the second quarter of fiscal 2024, the Company incurred expenses of $14.2 million associated with its reorganization plan consisting primarily of severance and other termination benefits and real estate-related impairment.

Operating Loss
Our operating loss for the three months ended November 3, 2023 and October 28, 2022 was $19.3 million and $36.0 million, respectively. As a percentage of revenue, our operating loss was 21.5% and 32.5% for the three months ended November 3, 2023 and October 28, 2022, respectively. The decrease in our operating loss was primarily attributable to a decrease in operating expenses as a percentage of revenue and supplemented by increased gross margins as we complete our transition to higher value, higher margin Taegis solutions.
Our operating loss for the nine months ended November 3, 2023 and October 28, 2022 was $96.8 million and $94.6 million, respectively. As a percentage of revenue, our operating loss was 35.0% and 27.2% for the nine months ended November 3, 2023 and October 28, 2022, respectively. The increase in our operating loss was primarily attributable to decreased gross profit partially offset by decreased operating expenses.
Operating loss on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating loss was $2.0 million and $34.3 million for the three and nine months ended November 3, 2023, respectively, compared to operating loss of $18.5 million and $43.8 million for the three and nine months ended October 28, 2022, respectively.
Interest and Other, Net
Interest and other, net represented income of $0.7 million for the three months ended November 3, 2023 and expense of $1.7 million for the nine months ended November 3, 2023, compared with net expense of $0.7 million and $1.2 million for the three and nine months ended October 28, 2022. The change primarily reflects the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax benefit was $4.1 million, or 22.3%, and $20.7 million, or 21.0%, of our pre-tax loss during the three and nine months ended November 3, 2023, respectively, and $8.5 million, or 23.2%, and $21.4 million, or 22.3%, of our pre-tax loss during the three and nine months ended October 28, 2022, respectively. The change in the effective tax benefit rate was primarily attributable to the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $14.4 million decreased $13.7 million, or 48.8%, for the three months ended November 3, 2023 compared to the three months ended October 28, 2022. Our net loss of $77.8 million increased $3.3 million, or 4.4%, for the nine months ended November 3, 2023 compared to the nine months ended October 28, 2022. Net loss on a non-GAAP basis for the three months ended November 3, 2023 was $0.0 million compared to non-GAAP net loss of $13.7 million for the three months ended October 28, 2022. For the nine months ended November 3, 2023, Non-GAAP net loss was $25.8 million compared to non-GAAP net loss of $32.6 million for the nine months ended October 28, 2022.
For the three months ended November 3, 2023, on a GAAP and non-GAAP basis, net loss decreased $13.7 million, primarily due to the Company's second quarter reorganization actions that resulted in lower operating expenses. Overall gross margin also increased when compared to the three months ended October 28, 2022.
For the nine months ended November 3, 2023, on a GAAP basis, net loss increased $3.3 million as a result of decreased revenue and gross profit, as well as increased operating expenses as a percentage of revenue, the effect of which was offset in part by the higher income tax benefit recognized in the current quarter. On a non-GAAP basis, for the nine months ended November 3, 2023, net loss decreased $6.8 million as the Company's recent reorganization actions have resulted in cost savings, and gross margin has increased as we complete our transition to higher value, higher margin Taegis solutions.

Liquidity and Capital Commitments
Overview
As of November 3, 2023, we have $58.1 million of cash and cash equivalents. We believe that our cash and cash equivalents and access to the revolving credit facility will provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter. As of the balance sheet date, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, as of the balance sheet date. We have in recent periods incurred losses from operations and operating cash outflows. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions and general economic and market conditions.
We expect our recent reorganization actions to result in significant cost savings as we complete our transition to higher value, higher margin Taegis solutions. We believe these efforts will optimize our organizational structure and increase scalability to better position us for continued growth with improving operating margins over time.
In the event that our financial results are below our expectations as a result of the factors mentioned above or other factors, we may need to take additional actions to preserve existing cash reserves. To the extent we undertake future material acquisitions, investments or unanticipated capital or operating expenditures, we may require additional capital or incur indebtedness. In this context, we regularly evaluate opportunities to enhance our capital structure. In addition to our $50 million revolving credit facility from Dell, described below, sources of financing may include arrangements with unaffiliated third parties. The timing, term, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all.
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	November 3, 2023	February 3, 2023

	(in thousands)
Cash and cash equivalents	$58,105	$143,517
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we obtained a $50 million senior unsecured revolving credit facility. Effective September 6, 2023, the revolving credit agreement was amended and restated to: (1) increase the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) remove the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by the lender and borrower, (3) extend the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modify the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the facility as of November 3, 2023 or February 3, 2023, and we did not borrow any amounts under the facility during any period covered by this report.

The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. The facility is not guaranteed by us or our subsidiaries.

For more information regarding the facility, see “Notes to Condensed Consolidated Financial Statements—Note 5—Debt” in our condensed consolidated financial statements included in this report.

Cash Flows

	Nine Months Ended
	November 3, 2023	October 28, 2022

	(in thousands)
Net change in cash from:
Operating activities	$(74,494)	$(68,178)
Investing activities	(4,971)	(4,961)
Financing activities	(5,947)	(8,484)
Change in cash and cash equivalents	$(85,412)	$(81,623)
Operating Activities — Cash used in operating activities totaled $74.5 million and $68.2 million for the nine months ended November 3, 2023 and October 28, 2022, respectively. The increased use of our operating cash was primarily driven by a larger net loss and higher employee-related payments associated with reducing the Company’s workforce when compared to the same period in fiscal 2023.
Investing Activities — Cash used in investing activities totaled $5.0 million for both the nine months ended November 3, 2023 and October 28, 2022. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis software platform and SaaS applications, which increased $0.8 million for the nine months ended November 3, 2023, offset by a decrease in other capital expenditures compared to the same period in fiscal 2023.
Financing Activities — Cash used in financing activities totaled $5.9 million and $8.5 million for the nine months ended November 3, 2023 and October 28, 2022, respectively. The use of cash flows for the nine months ended November 3, 2023 reflected employee tax withholding payments on restricted stock awards paid by us of $5.9 million and $8.5 million for the nine months ended November 3, 2023 and October 28, 2022, respectively.
Off-Balance Sheet Arrangements
As of November 3, 2023, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or our estimates associated with those policies during the three and nine months ended November 3, 2023.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 3, 2023. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of November 3, 2023.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 filed with the SEC on March 23, 2023, Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2023, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2023. The risks described in our Annual Report and previously Quarterly Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition or operating results.

Item 5. Other Information
(a) Appointment of Principal Accounting Officer
On December 7, 2023, the Board of Directors of the Company designated and appointed Ms. Alpana Wegner, the Company’s Senior Vice President and Chief Financial Officer, as the Company’s principal accounting officer, effective December 9, 2023. The role was held by Mr. Christian Grant, the Company’s Vice President and Chief Accounting Officer until the effective date of Ms. Wegner's appointment.
The information about Ms. Wegner required by Item 5.02(c)(2) of Form 8-K is hereby incorporated by reference from the information set forth under the caption “Appointment of Chief Financial Officer” in Item 5.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2023.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
10.1
First Amendment to Sixth Amended and Restated Revolving Credit Agreement, dated as of September 6, 2023, between SecureWorks, Inc. and Dell USA L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2023 (Commission File No. 001-37748)

31.1
Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

Date: December 8, 2023