Form 10-Q
period 2024-05-03
SecureWorks Corp
filed 2024-06-07
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 4, 2024, there were 88,402,902 shares of the registrant's common stock outstanding, consisting of 18,402,902 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our" and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	May 3, 2024	February 2, 2024

ASSETS
Current assets:
Cash and cash equivalents	$47,024	$68,655
Accounts receivable, net of allowances of $1,517 and $1,552, respectively	46,805	54,266
Inventories, net	1,123	727
Other current assets	16,646	14,491
Total current assets	111,598	138,139
Property and equipment, net	1,851	2,149
Operating lease right-of-use assets, net	4,632	5,069
Goodwill	425,282	425,472
Intangible assets, net	79,674	83,235
Other non-current assets	44,838	70,715
Total assets	$667,875	$724,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,934	$8,974
Accrued and other current liabilities	44,292	61,895
Short-term deferred revenue	126,083	131,245
Total current liabilities	181,309	202,114
Long-term deferred revenue	4,535	5,706
Operating lease liabilities, non-current	6,815	7,803
Other non-current liabilities	7,990	7,831
Total liabilities	200,649	223,454
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 18,363 and 16,392 shares issued and outstanding, at May 3, 2024 and February 2, 2024, respectively.	183	164
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	999,267	996,291
Accumulated deficit	(506,239)	(470,163)
Accumulated other comprehensive loss	(6,789)	(5,771)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	467,226	501,325
Total liabilities and stockholders' equity	$667,875	$724,779
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 3, 2024	May 5, 2023
Net revenue:
Subscription	$72,221	$77,259
Professional services	13,431	17,136
Total net revenue	85,652	94,395
Cost of revenue:
Subscription	20,816	31,019
Professional services	7,060	11,767
Total cost of revenue	27,876	42,786
Gross profit	57,776	51,609
Operating expenses:
Research and development	24,548	31,172
Sales and marketing	23,901	34,526
General and administrative	18,518	22,263
Reorganization and other related charges	1,476	—
Total operating expenses	68,443	87,961
Operating loss	(10,667)	(36,352)
Interest and other (expense) income, net	796	(1,746)
Loss before income taxes	(9,871)	(38,098)
Income tax expense (benefit)	26,205	(7,128)
Net loss	$(36,076)	$(30,970)

Loss per common share (basic and diluted)	$(0.41)	$(0.36)
Weighted-average common shares outstanding (basic and diluted)	87,512	85,431
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended
	May 3, 2024	May 5, 2023
Net loss	$(36,076)	$(30,970)
Foreign currency translation adjustments, net of tax	(1,018)	527
Comprehensive loss	$(37,094)	$(30,443)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	May 3, 2024	May 5, 2023
Cash flows from operating activities:
Net loss	$(36,076)	$(30,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,867	8,980
Amortization of right of use asset	408	627
Amortization of costs capitalized to obtain revenue contracts	3,849	4,574
Amortization of costs capitalized to fulfill revenue contracts	—	954
Stock-based compensation expense	8,969	7,270
Impact of income tax provision	23,586	(7,128)
Provision for credit losses	(3)	(223)
Changes in assets and liabilities:
Accounts receivable	7,135	15,661
Net transactions with Dell	(2,130)	7,026
Inventories	(396)	(55)
Other assets	(3,950)	(3,295)
Accounts payable	1,912	(4,073)
Deferred revenue	(5,429)	(6,167)
Operating leases, net	(1,198)	(1,060)
Accrued and other liabilities	(15,193)	(32,745)
Net cash used in operating activities	(12,649)	(40,624)
Cash flows from investing activities:
Capital expenditures	(552)	(470)
Software development costs	(1,382)	(1,210)
Net cash used in investing activities	(1,934)	(1,680)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(5,974)	(5,134)
Net cash used in financing activities	(5,974)	(5,134)
Effect of exchange rate changes on cash and cash equivalents	(1,074)	(1,569)
Net decrease in cash and cash equivalents	(21,631)	(49,007)
Cash and cash equivalents at beginning of the period	68,655	143,517
Cash and cash equivalents at end of the period	$47,024	$94,510
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended May 5, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 3, 2023	14,749	$147	70,000	$700	$967,367	$(384,121)	$(6,237)	$(19,896)	$557,960
Net loss	—	—	—	—	—	(30,970)	—	—	(30,970)
Other comprehensive income	—	—	—	—	—	—	527	—	527
Vesting of restricted stock units	1,935	19	—	—	(19)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(653)	(6)	—	—	(5,128)	—	—	—	(5,134)
Stock-based compensation	—	—	—	—	7,270	—	—	—	7,270
Balances, May 5, 2023	16,031	$160	70,000	$700	$969,490	$(415,091)	$(5,710)	$(19,896)	$529,653

Three Months Ended May 3, 2024	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2024	16,392	$164	70,000	$700	$996,291	$(470,163)	$(5,771)	$(19,896)	$501,325
Net loss	—	—	—	—	—	(36,076)	—	—	(36,076)
Other comprehensive loss	—	—	—	—	—	—	(1,018)	—	(1,018)
Vesting of restricted stock units	2,944	29	—	—	(29)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(973)	(10)	—	—	(5,964)	—	—	—	(5,974)
Stock-based compensation	—	—	—	—	8,969	—	—	—	8,969
Balances, May 3, 2024	18,363	$183	70,000	$700	$999,267	$(506,239)	$(6,789)	$(19,896)	$467,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
SecureWorks Corp. (individually and collectively with its consolidated subsidiaries, “Secureworks” or the “Company”) is a leading global cybersecurity provider of technology-driven security solutions, singularly focused on protecting the Company’s customers.
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
On April 27, 2016, the Company completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., or Dell Technologies, owned, indirectly through Dell and its subsidiaries, all shares of the Company’s outstanding Class B common stock, which as of May 3, 2024, represented approximately 79.2% of the Company's total outstanding shares of common stock and approximately 97.4% of the combined voting power of both classes of the Company's outstanding common stock.
Except where the context otherwise requires or where otherwise indicated, all references in this report to “Secureworks,” “we,” “us,” “our” and “Company” refer to SecureWorks Corp. and our subsidiaries on a consolidated basis. References to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain amounts from the prior years have been reclassified to conform to current year presentation. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company’s financial statements and notes. The condensed consolidated financial statements include assets, liabilities, revenue, and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
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
Revisions
The Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalents balances was not presented separately as the effect of exchange rate changes on cash and cash equivalents in the Company's Condensed Consolidated Statements of Cash Flows, but rather was included as a component of net cash provided by (used in) operating activities and investing activities. The Company has revised the Condensed Consolidated Statements of Cash Flows for each fiscal quarter of fiscal 2024 to correct these classifications. For the three months ended May 5, 2023, the impact of this correction was a decrease of $1.6 million in net cash used in operating activities and de minimis impacts to cash flows from capital expenditures, as included in total cash used in investing activities. The corresponding amounts are presented separately as the effect of exchange rate changes on cash and cash equivalents. These revisions do not impact the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, or the Condensed Consolidated Statements of Financial Position.
The Company has concluded that the effect of this revision is not material to any of our previously issued financial statements. This revision impacts our unaudited interim Condensed Consolidated Financial Statements for each fiscal quarter in fiscal 2024.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to the fiscal year ending January 31, 2025 and the fiscal year ended February 2, 2024 as fiscal 2025 and fiscal 2024, respectively. Fiscal 2025 and fiscal 2024 each consist of 52 weeks and each quarter consists of 13 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost, estimating the impact of contingencies, and evaluating long-lived asset impairment. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill, and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment and impacts of inflation. The Company considered the potential impact of the current economic and geopolitical uncertainty on its estimates and assumptions and determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended May 3, 2024. As the current economic environment continues to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.
Liquidity
In recent periods, the Company has incurred losses from operations and operating cash outflows and, as of the Balance Sheet date, the Company has reported a deficit in working capital.
The Company’s prior reorganization actions are expected to result in significant cost savings as the Company completes a transition to higher value, higher margin Taegis solutions. These efforts are expected to optimize the organizational structure and increase scalability to better position the Company for continued growth with improving operating margins over time. In the event that the Company’s financial results are below its expectations as a result of these or other factors, the Company may need to take additional actions to preserve existing cash reserves.
As of May 3, 2024, the Company held $47.0 million of cash and cash equivalents. There were no amounts drawn on the $50 million Revolving Credit Facility with Dell as of May 3, 2024. The Company believes that its cash and cash equivalents and access to the Revolving Credit Facility will provide sufficient liquidity to meet its material cash requirements, including to fund its business and meet its obligations, for at least 12 months from the filing date of this report.
Recently Adopted Accounting Pronouncements
None.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three months ended May 3, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2024	May 5, 2023
Numerator:
Net loss	$(36,076)	$(30,970)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	87,512	85,431
Loss per common share:
Basic and Diluted	$(0.41)	$(0.36)
Weighted-average anti-dilutive share-based awards	7,400	4,860

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscriptions and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service, or SaaS, security platform and supplemental Managed Detection and Response, or MDR, services, and (ii) Managed Security Services. Taegis’ core offerings are the security platform, Taegis Extended Detection and Response, or XDR, and the supplemental MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing the legacy platform. Professional services typically include incident response, adversarial testing services, and other security consulting arrangements.
The following table presents revenue by service type (in thousands):

	Three Months Ended
	May 3, 2024	May 5, 2023
Net revenue:
Taegis Subscription Solutions	$69,075	$62,596
Managed Security Services	3,146	14,663
Total Subscription revenue	$72,221	$77,259
Professional Services	13,431	17,136
Total net revenue	$85,652	$94,395
Promises to provide the Company’s subscription-based SaaS solutions are accounted for as separate performance obligations and managed security services are accounted for as a single performance obligation. Our subscription contracts typically range from one to three years. Performance obligations related to the Company’s professional services contracts are separate obligations associated with each service. Although the Company has multi-year customer relationships for various professional service solutions, the arrangement is typically structured as a separate performance obligation over the contract period and recognized over a duration of less than one year.
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the three months ended May 3, 2024, on average, approximately 66% of the Company’s recurring revenue was billed annually in advance and approximately 34% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, billing frequency, and invoice timing.
Changes to the Company’s deferred revenue during the three months ended May 3, 2024 and May 5, 2023 are as follows (in thousands):

	As of February 2, 2024	Upfront payments received and billings during the three months ended May 3, 2024	Revenue recognized during the three months ended May 3, 2024	As of May 3, 2024
Deferred revenue	$136,951	$59,818	$(66,151)	$130,618

	As of February 3, 2023	Upfront payments received and billings during the three months ended May 5, 2023	Revenue recognized during the three months ended May 5, 2023	As of May 5, 2023
Deferred revenue	$156,332	$63,370	$(70,227)	$149,475

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
As of May 3, 2024, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$185,354	$118,833	$51,024	$12,320	$3,177
Performance obligation - backlog	623	208	208	207	—
Total remaining performance obligations	$185,977	$119,041	$51,232	$12,527	$3,177
Deferred Commissions and Fulfillment Costs
The Company capitalizes a significant portion of its commission expense and related fringe benefits earned by its sales personnel. Historically, the Company capitalized certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. These deferred costs were amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relate.
Changes in the balance of total deferred commission and total deferred fulfillment costs during the three months ended May 3, 2024 and May 5, 2023 are as follows (in thousands):

	As of February 2, 2024	Amount capitalized	Amount recognized	As of May 3, 2024
Deferred commissions	$41,815	$823	$(3,849)	$38,789
Deferred fulfillment costs	—	—	—	—

	As of February 3, 2023	Amount capitalized	Amount recognized	As of May 5, 2023
Deferred commissions	$49,565	$2,265	$(4,574)	$47,256
Deferred fulfillment costs	3,232	—	(954)	2,278
During the fourth quarter of fiscal 2022, Secureworks announced the end-of-sale for a number of managed security service offerings effective the first day of fiscal 2023. In addition, renewals associated with many of these existing other managed security subscription services were not extended beyond the end of fiscal 2023. Consistent with the end-of-life transition of these non-strategic managed security services, these deferred fulfillment costs were fully amortized as of the end of fiscal 2024, and the Company no longer has new deferred fulfillment costs related to these offerings that meet the criteria for capitalization in accordance with ASC 340.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.2 million due to foreign currency translation for the three months ended May 3, 2024, compared to February 2, 2024. Goodwill totaled $425.3 million and $425.5 million as of May 3, 2024 and February 2, 2024, respectively.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2024 by performing a "Step 0" qualitative assessment of goodwill at the reporting unit level, as well as the Company's indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company's consideration of the relevant events and circumstances that would affect the Company's single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, the Company's overall financial performance including changes to its cost structure and trends in the market price of the Company's Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values. No triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment occurred during the period through May 3, 2024.
Intangible Assets
The Company’s intangible assets as of May 3, 2024 and February 2, 2024 were as follows:

	May 3, 2024			February 2, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(151,148)	$38,370	$189,518	$(147,624)	$41,894
Acquired Technology	141,784	(139,300)	2,484	141,784	(139,042)	2,742
Developed Technology	18,452	(9,750)	8,702	17,070	(8,589)	8,481
Finite-lived intangible assets	349,754	(300,198)	49,556	348,372	(295,255)	53,117
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$379,872	$(300,198)	$79,674	$378,490	$(295,255)	$83,235
Amortization expense related to finite-lived intangible assets was approximately $4.9 million and $8.0 million for each of the three months ended May 3, 2024 and May 5, 2023, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three months ended May 3, 2024 or May 5, 2023.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is a party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $50 million senior, unsecured revolving credit facility. Effective September 6, 2023, the Company executed an amendment to the revolving credit agreement that was effectuated on March 23, 2023. This amended agreement (1) increased the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) removed the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by lender and borrower, (3) extended the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modified the rate at which interest accrues on funds drawn against the revolving credit agreement to the Secured Overnight Finance Rate, or SOFR, plus 2.00%.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants, and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility, and the Company was in compliance with all covenants as of May 3, 2024 or February 2, 2024. Additionally, there were no amounts borrowed under the credit facility during the three months ended May 3, 2024.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of factors, including the nature, timing and amount of any associated expenses, amounts paid in settlement, damages or other remedies or consequences. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in accrued liabilities would be recorded in the period in which such a determination is made. As of May 3, 2024, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations, or cash flows.
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
As of May 3, 2024, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending; the Company has recorded an estimated liability of $1.7 million related to such matters. The Company expects to continue to appeal certain of these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period.
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
Concentrations—The Company sells solutions to customers of all sizes through a combination of partners and its sales organization. During the three months ended May 3, 2024 and May 5, 2023, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company’s leases primarily relate to office facilities that have remaining lease terms of 0.3 years to 2.7 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
The components of lease expense were as follows:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in thousands)
Operating lease cost	$572	$1,081
Variable lease costs	124	21
Total lease costs	$696	$1,102
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,355	$1,328
Weighted-average information associated with the measurement of remaining operating lease obligations is as follows:

May 3, 2024
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	5.42%
The following table summarizes the maturity of the Company’s operating lease liabilities as of May 3, 2024 (in thousands):

Fiscal Years Ending	May 3, 2024
2025	$3,745
2026	4,526
2027	4,088
2028	—
Thereafter	—
Total operating lease payments	$12,359
Less imputed interest	759
Total operating lease liabilities	$11,600
During the second quarter of fiscal 2024, as part of its actions to rebalance investments cross-functionally in alignment with its current strategy and growth opportunities, the Company ceased use of certain corporate office space as a part of its real estate-related cost optimization actions. The right-of-use asset was assessed to be part of an asset group separate from the Company-level single asset group. Fair value of the asset was determined using a discounted cash flow methodology considering the asset's specific use to generate cash flows. The Company determined the asset values were not recoverable and recorded an impairment loss of $2.9 million to its operating lease right-of-use assets in the second quarter of fiscal 2024. There were no impairments recorded during the three months ended May 3, 2024. See Note 12 —“Reorganization and other related costs” for further discussion.

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
Under the 2016 Plan, during the three months ended May 3, 2024 and May 5, 2023, the Company granted 7,391,716 and 7,142,257 restricted stock units, respectively. The annual restricted stock units granted during these periods vest over a three-year period. Approximately 24% and 19% of such awards granted during the three months ended May 3, 2024 and May 5, 2023, respectively, are subject to performance conditions. The majority of the 7,391,716 restricted stock unit awards made during the three months ended May 3, 2024 are subject to stockholder approval at the Company’s 2024 annual meeting of stockholders of an amendment to the 2016 Plan to increase the number of shares of Class A common stock issuable under the plan and thus are not deemed granted or outstanding for accounting purposes.
The Company may grant long-term cash awards to certain employees under the 2016 Plan. The cash awards issued during the last three fiscal years are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted an immaterial amount of cash awards during the three months ended May 3, 2024 and May 5, 2023, respectively. The Company recognized $0.3 million and $0.7 million of related compensation expense for the three months ended May 3, 2024 and May 5, 2023, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes, income tax expense (benefit), and effective income tax rate for the three months ended May 3, 2024 and May 5, 2023 were as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2024	May 5, 2023
Loss before income taxes	$(9,871)	$(38,098)
Income tax expense (benefit)	$26,205	$(7,128)
Effective tax rate	(265.5)%	18.7%
On March 13, 2024, Dell’s economic ownership of the Company dropped below 80%. As a result, the Company no longer qualifies for inclusion in Dell Technologies’ consolidated U.S. federal income tax return, as well as the tax returns of certain U.S. state jurisdictions that follow similar consolidation requirements. Commencing with this deconsolidation, the Company will file its own consolidated U.S. federal income tax return. Given the Company's recent history of cumulative losses, a valuation allowance was recorded against its federal deferred tax assets, as well as certain U.S. state deferred tax assets. The Company recorded an initial valuation allowance of $26.2 million. Net deferred tax balances, which include the impacts of valuation allowances, are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company's effective tax rate was a result of the increase in the valuation allowance partially offset by estimated taxable income for the fiscal year to date.
For certain U.S. state jurisdictions where the Company continues to be included in consolidated filings with Dell Technologies, related deferred tax assets continue to be recognized under the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.
During the three months ended May 5, 2023, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.
Effective for tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development, or R&D, expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States. This legislation has materially impacted the Company's deferred tax assets and corresponding valuation allowance.
As of May 3, 2024 and February 2, 2024, the Company had a net operating loss receivable from Dell of $6.0 million and $5.0 million, respectively. The Company had $4.4 million and $4.9 million of unrecognized tax benefits as of May 3, 2024 and February 2, 2024, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of services provided to Secureworks by Dell are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.7 million and $0.8 million for the three months ended May 3, 2024 and May 5, 2023, respectively. Management believes that the basis on which the expenses have been allocated is a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, or EMC, an indirect, wholly-owned subsidiary of Dell Technologies that provides enterprise software and storage, totaled $0.1 million for the three months ended May 3, 2024 and $0.2 million for the three months ended May 5, 2023, respectively.
The Company also recognized revenue related to solutions provided to significant beneficial owners of Secureworks common stock, which include Mr. Dell and affiliates of Mr. Dell. The revenues recognized by the Company from solutions provided to Mr. Dell, MSD Capital, L.P. (n/k/a, DFO Management, LLC, a firm founded for the purposes of managing investments of Mr. Dell and his family), DFI Resources LLC, an entity affiliated with Mr. Dell, and the Michael and Susan Dell Foundation were immaterial to the Company.
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, many of such customer contracts were transferred from Dell to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.1 million and $15.0 million for the three months ended May 3, 2024 and May 5, 2023, respectively. In addition, as of May 3, 2024, the Company had approximately $2.9 million of contingent obligations to Dell related to outstanding performance bonds for certain customer contracts which Dell issued on behalf of the Company. These contingent obligations are not recognized as liabilities on the Company’s financial statements.
Dell also purchases, as the Company’s customer and on behalf of certain of its own customers, solutions from the Company. The Company recognized revenues from such purchases of approximately $0.1 million for each of the three months ended May 3, 2024 and May 5, 2023.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of May 3, 2024 and as of February 2, 2024 (in thousands):

	May 3, 2024	February 2, 2024
Related party payable (in accrued and other current liabilities)	$3,076	$4,868

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$4,116	$5,748

Net operating loss tax sharing receivable under agreement with Dell	$6,012	$4,976

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of May 3, 2024 and February 2, 2024 were as follows (in thousands):

	May 3, 2024	February 2, 2024
	Level 1	Level 1
Cash equivalents - Money Market Funds	$1,713	$1,691
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — REORGANIZATION AND OTHER RELATED COSTS
Beginning in fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan and through continued reorganization actions, the Company began rebalancing investments cross-functionally in alignment with the Company’s current strategy and growth opportunities, such as focusing on the higher value, higher margin Taegis solutions, optimizing the Company’s organizational structure to increase its scalability, and other priorities, to better position the Company for continued growth with improving operating margins over time. Expenses associated with these actions consisted primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures. The Company incurred expenses associated with the plan of approximately $1.5 million during the three months ended May 3, 2024.
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Condensed Consolidated Statement of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944
Reorganization charge	13,873	3,272	—	17,145
Charges settled in cash	(15,802)	—	(1,394)	(17,196)
Charges settled in non-cash	—	(3,272)	—	(3,272)
Balance as of February 2, 2024	$5,621	$—	$—	$5,621
Reorganization charge	$1,476	$—	$—	$1,476
Charges settled in cash	(2,975)	—	—	(2,975)
Balance as of May 3, 2024	$4,122	$—	$—	$4,122

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “would,” “could,” “potentially,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions that convey uncertainty regarding future events or outcomes as they relate to us or our management are intended to identify forward-looking statements. Our results could be materially different from our expectations because of various risks, including risks related to: achieving or maintaining profitability; enhancing our existing solutions and technologies and developing or acquiring new solutions and technologies; navigating economic conditions, geopolitical uncertainty and financial market volatility; relying on personnel with extensive information security expertise; successfully implementing our strategic plan to realign and optimize our investments with our priorities; intense competition in the Company’s markets; attracting new customers, retaining existing customers and increasing annual contract values; relying on customers in the financial services industry; managing our growth effectively; maintaining high-quality client service and support functions; the terms of our service level agreements with customers that require credits for service failures or inadequacies; recognizing revenue ratably over the terms of our Taegis security solutions and managed security services contracts; long and unpredictable sales cycles; the risks associated with expansion of the Company’s international sales and operations; the risks associated with proposed or currently enacted tax statutes, including, but not limited to, Internal Revenue Code Section 174; our exposure to fluctuations in currency exchange rates or inflation; the effect of new governmental export or import controls on our business or any international sanctions compliance program applicable to us; expanding our key distribution relationships and technology alliance partnerships; real or perceived defects, errors or vulnerabilities in our solutions or the failure of our solutions to prevent a security breach; the risks associated with cyber-attacks or other data security incidents; the risks associated with our development, use and adoption of artificial intelligence; the ability of our solutions to interoperate with our customers’ IT infrastructure; our ability to use third-party technologies; the impact of evolving information security, cybersecurity and data privacy laws and regulations on our business; maintaining and enhancing our brand; the risks associated with our acquisition of other businesses; the effect of natural disasters, public health issues, geopolitical conflict and other catastrophic events on our ability to serve customers, including the Ukrainian/Russian conflict and the conflict between Israel and Hamas; our reliance on patents to protect its intellectual property rights; protecting, maintaining or enforcing our non-patented intellectual property rights and proprietary information; claims by third parties of infringement of their proprietary technology by us; our use of open source technology; the risks related to the Company’s relationship with Dell Technologies Inc. and Dell Inc. and control of the Company by Dell Technologies Inc., which include, but are not limited to, the effects of our deconsolidation as a part of the Dell Technologies Inc. affiliated tax group; the volatility of the price of the Company’s Class A common stock; and other risks discussed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 that was filed with the SEC on March 22, 2024 and in our other periodic and current reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. All statements by us regarding our expected financial position, revenues, cash flows and other operating results for future periods, business strategy, the outcome of legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 2, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 that was filed with the SEC on March 22, 2024, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and future expectations. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Cautionary Note Regarding Forward-Looking Statements” above and in "Risk Factors" in Part I, Item 1A of our Annual Report, as may be updated in subsequent quarterly reports.
Our fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. We refer to the fiscal year ending January 31, 2025 and the fiscal year ended February 2, 2024 as fiscal 2025 and fiscal 2024, respectively. Fiscal 2025 and fiscal 2024 each consist of 52 weeks, and each quarter consists of 13 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.
All percentage amounts and ratios presented in this management’s discussion and analysis were calculated using the underlying data in thousands.
Except where the context otherwise requires or as otherwise indicated, (1) all references to "Secureworks," "we," "us," "our," and "our Company" in this management's discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to "Dell" refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to "Dell Technologies" refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.
Overview
We are a leading global cybersecurity provider of technology-driven solutions singularly focused on protecting our customers.
Our vision is to be the essential cybersecurity company for a digitally connected world. We believe we are the security platform of choice to deliver a holistic approach to security at scale for our customers to achieve their best security outcomes. We combine our considerable experience from securing thousands of customers, for whom we process billions of customer events leveraging artificial intelligence and machine-learning in our security platform, with the actionable insights from our team of elite researchers, analysts and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
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
Taegis was purpose-built as a SaaS platform that combines the power of artificial intelligence and machine-learning capabilities with actionable security analytics and threat intelligence to unify detection and response across endpoint, network, cloud, email, and other systems for better security outcomes and simpler security operations. The Taegis security platform is a core element of our SaaS solutions, which leverage workflows designed from our extensive security operations expertise and our integrated orchestration and automation capabilities to increase the speed of response actions.
We offer an integrated suite of technology-driven security solutions enabled by our Taegis security platform and team of highly skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect, and respond to cybersecurity breaches. The platform collects, aggregates, correlates, and analyzes billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to and effectively remediate threats quickly.
In addition to our Taegis solutions, we offer a variety of professional services to advise customers on a broad range of security and risk-related matters, which include incident response, penetration testing services, and Taegis professional services, to accelerate adoption of our software solutions.
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
The key factors affecting our performance include the following:
Adoption of Technology-Driven Solution Strategy. The evolving landscape of applications, modes of communication, and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways a threat actor can attack a target, by giving users greater access to important business networks and information, and by facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective security strategy requires the coordinated deployment of a solution across the entire network infrastructure. Our Taegis security solutions are designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required as the threat landscape continues to evolve rapidly. The degree to which prospective and current customers recognize the mission-critical nature of our technology-driven information security solutions, and subsequently allocate budget dollars to our solutions, will affect our future financial results.
Investment in Our Technology and Threat Intelligence Research. Our software platforms constitute the core of our technology-driven security solutions. They provide our customers with an integrated perspective and intelligence regarding their network environments and security threats. Our software platforms are augmented by our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats and evaluates the risks posed to our customers. Our performance is significantly dependent on the investments we expect to continue making into our research and development efforts and on our ability to remain at the forefront of threat intelligence research and to adapt these software platforms to new technologies as well as to changes in existing technologies. This is an area in which we expect to continue to invest. We believe that continued investment in our Taegis subscription solutions will contribute to our long-term revenue growth, but the costs of our investment may continue to adversely affect our prospects for near-term profitability.

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
Key Operating Metrics
We have grown our Taegis portfolio of technology-driven information security solutions by offering such solutions to customers of all sizes and across all industries. As we transformed our business to a subscription-based model, we have continuously invested in the development of our Taegis security platform. We believe these investments are critical to our long-term success, although they may continue to impact our prospects for near-term profitability.
Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	May 3, 2024	May 5, 2023
Taegis subscription customer base	2,000	2,000
Total customer base	3,400	4,400
Taegis annual recurring revenue (in millions)	$287.5	$269.3
Total annual recurring revenue (in millions)	$287.9	$314.1
Taegis average subscription revenue per customer (in thousands)	$144.9	$132.1
Total average subscription revenue per customer (in thousands)	$144.1	$131.6
Taegis Subscription Customer Base. We define our Taegis subscription customer base as the number of customers who have a Taegis subscription agreement as of a particular date.
Total Customer Base. We define total customer base as the number of customers that subscribe to our Taegis solutions and managed security services and customers that buy professional services from us, as of a particular date.
Total Annual Recurring Revenue. We define total annual recurring revenue as of the measurement date. Changes to recurring revenue may result from the expansion of our offerings and sales of additional solutions to our existing customers, as well as the timing of customer renewals.
Total Average Subscription Revenue Per Customer. We define total average subscription revenue per customer as the average annual revenue per customer that subscribes to either our Taegis or other managed security subscription solutions, or both, as of the measurement date. Total average subscription revenue per customer is primarily driven by the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of May 3, 2024 and May 5, 2023, approximately 45% and 47%, respectively, of our professional services customers subscribed to our Taegis solutions or managed security services.

Net Revenue Retention Rate. Net revenue retention rate is an important measure of our success in retaining and growing revenue from our subscription-based customers. To calculate our revenue retention rate for any period, we compare the annual recurring revenue of our subscription-based customers at the beginning of the fiscal period, or base recurring revenue, to the same measure from that same cohort of customers at the end of the period, which we refer to as retained recurring revenue. By dividing the end-of-period retained recurring revenue by the base recurring revenue from the beginning of the period, we measure our success in retaining and growing installed revenue from the specific cohort of customers we served at the beginning of the period. Our calculation includes the positive revenue impacts of selling and installing additional solutions to this cohort of customers and the negative revenue impacts of customer attrition during the period. The calculation, however, does not include the positive impact on revenue from sales of solutions to any customers acquired during the period.
Our net revenue retention rate remained consistent year-over-year as of May 3, 2024, reflecting the end-of-life transition of our non-strategic managed security services which was completed at the end of the first quarter of fiscal 2025. Net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations, customer renewal rates, and changes to solution offerings.
Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP cost of revenue, non-GAAP Taegis Subscription Solutions cost of revenue, non-GAAP Managed Security Services cost of revenue, non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP Taegis Subscription Solutions gross profit, non-GAAP Managed Security Services gross profit, non-GAAP subscription gross profit, non-GAAP professional services gross profit, non-GAAP gross margin, non-GAAP Taegis Subscription Solutions gross margin, non-GAAP Managed Security Services gross margin, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP operating expenses, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP income (loss) before income taxes, non-GAAP income tax expense (benefit), non-GAAP net income (loss), non-GAAP earnings (loss) per share before income taxes, non-GAAP income tax expense (benefit) per share, non-GAAP earnings (loss) per share, weighted-average shares used in computing non-GAAP earnings (loss) per share, diluted, and adjusted earnings before interest, taxes, depreciation and amortization, stock-based compensation and reorganization and other related charges, or adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our financial performance and operating results by enhancing the overall understanding of our past performance, while allowing for increased transparency with respect to important metrics used by management for financial and operational decision-making and enabling more meaningful period-to-period comparisons and comparisons to our peers. Non-GAAP measures have been utilized as metrics used to determine variable compensation for employees.
There are, however, limitations to the use of the non-GAAP financial measures presented in this management’s discussion and analysis. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from, or as a substitute for, revenue, subscription revenue, professional services revenue, Taegis Subscription Solutions revenue, Managed Security Services revenue, gross profit, subscription gross profit, professional services gross profit, Taegis Subscription Solutions gross profit, Managed Security Services gross profit, cost of revenue, subscription cost of revenue, professional services cost of revenue, Taegis Subscription Solutions cost of revenue, Managed Security Services cost of revenue, operating expense, research and development expenses, sales and marketing expenses, general and administrative expenses, gross margin, subscription gross margin, professional services gross margin, Taegis Subscription Solutions gross margin, Managed Security Services gross margin, operating income (loss), net income (loss), or earnings (loss) per share in accordance with GAAP, and the non-GAAP financial measures should be read only in conjunction with financial information presented on a GAAP basis.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:
•Amortization of Intangible Assets. Amortization of intangible assets consists of amortization associated with software development costs capitalized and acquired customer relationships and technology. In connection with the acquisition of Dell by Dell Technologies in fiscal 2014 and our acquisition of Delve Laboratories Inc. in fiscal 2021, our tangible and intangible assets and liabilities associated with customer relationships and technology were accounted for and recognized at fair value on the related transaction date.
•Stock-based Compensation Expense. Non-cash, stock-based compensation expense relates to Secureworks’ equity plan. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.
•Reorganization and other related charges. The aggregate adjustment for expenses associated with the Company's plan to align its investments more closely with its strategic priorities, as described in the “Notes to Condensed Consolidated Financial Statements—Note 12—Reorganization and Other Related Costs.

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in thousands, except per share data)
GAAP net revenue:
Taegis Subscription Solutions	$69,075	$62,596
Managed Security Services	3,146	14,663
Total Subscription revenue	$72,221	$77,259
Professional services	13,431	17,136
GAAP net revenue	$85,652	$94,395

GAAP Taegis Subscription Solutions cost of revenue	$19,431	$19,908
Amortization of intangibles	(1,420)	(1,069)
Stock-based compensation expense	(266)	(79)
Non-GAAP Taegis Subscription Solutions cost of revenue	$17,745	$18,760

GAAP Managed Security Services cost of revenue	$1,385	$11,111
Amortization of intangibles	—	(3,411)
Stock-based compensation expense	(48)	(67)
Non-GAAP Managed Security Services cost of revenue	$1,337	$7,633

GAAP subscription cost of revenue	$20,816	$31,019
Amortization of intangibles	(1,420)	(4,480)
Stock-based compensation expense	(314)	(146)
Non-GAAP subscription cost of revenue	$19,082	$26,393

GAAP professional services cost of revenue	$7,060	$11,767
Stock-based compensation expense	(374)	(325)
Non-GAAP professional services cost of revenue	$6,686	$11,442

GAAP gross profit	$57,776	$51,609
Amortization of intangibles	1,420	4,480
Stock-based compensation expense	687	471
Non-GAAP gross profit	$59,883	$56,560

GAAP research and development expenses	$24,548	$31,172
Stock-based compensation expense	(3,379)	(2,602)
Non-GAAP research and development expenses	$21,169	$28,570

GAAP sales and marketing expenses	$23,901	$34,526
Stock-based compensation expense	(1,186)	(841)
Non-GAAP sales and marketing expenses	$22,715	$33,685

GAAP general and administrative expenses	$18,518	$22,263
Amortization of intangibles	(3,523)	(3,524)
Stock-based compensation expense	(3,717)	(3,356)
Non-GAAP general and administrative expenses	$11,278	$15,383

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in thousands, except per share data)

GAAP operating loss	$(10,667)	$(36,352)
Amortization of intangibles	4,943	8,004
Stock-based compensation expense	8,969	7,270
Reorganization and other related charges	1,476	—
Non-GAAP operating income (loss)	$4,721	$(21,078)

GAAP net loss	$(36,076)	$(30,970)
Income tax expense (benefit)	26,205	(7,128)
Amortization of intangibles	4,943	8,004
Stock-based compensation expense	8,969	7,270
Reorganization and other related charges	1,476	—
Non-GAAP income (loss) before income taxes	5,517	(22,824)
Non-GAAP income tax expense (benefit)(1)	1,296	(5,688)
Non-GAAP net income (loss)	$4,221	$(17,136)

GAAP loss per share	$(0.41)	$(0.36)
Income tax expense (benefit)	0.30	(0.08)
Amortization of intangibles	0.06	0.09
Stock-based compensation expense	0.10	0.09
Reorganization and other related charges	0.02	—
Non-GAAP earnings (loss) per share before income taxes	0.06	(0.27)
Non-GAAP income tax expense (benefit)	0.01	(0.07)
Non-GAAP earnings (loss) per share *	$0.05	$(0.20)
Weighted-average shares used in computing non-GAAP earnings (loss) per share, diluted	88,755	85,431
* Sum of reconciling items may differ from total due to rounding of individual components

GAAP net loss	$(36,076)	$(30,970)
Interest and other, net	(796)	1,746
Income tax expense (benefit)	26,205	(7,128)
Depreciation and amortization	5,867	8,980
Stock-based compensation expense	8,969	7,270
Reorganization and other related charges	1,476	—
Adjusted EBITDA	$5,645	$(20,102)
(1) In periods in which the Company has non-GAAP income before tax, the non-GAAP income tax expense is based on the Company's estimated blended tax rate. In periods the Company has non-GAAP loss before tax, the non-GAAP income tax benefit is based on GAAP tax benefit.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of May 3, 2024 represented approximately 79.2% of our total outstanding shares of common stock and approximately 97.4% of the combined voting power of both classes of our outstanding common stock. In early March 2024, Dell’s economic ownership of the Company dropped below 80%. As a result, we will no longer qualify for inclusion in Dell Technologies’ U.S. federal income tax return and most U.S. state jurisdictions. For more information, see “Notes to Consolidated Financial Statements—Note 9—Income and Other Taxes” in our consolidated financial statements included in this report.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions. Taegis’ core offerings are the security platform, Taegis XDR, and our supplemental MDR service, ManagedXDR. Managed Security Services are other subscription-based arrangements pursuant to which we derive revenue from our non-strategic suite of security services utilizing our legacy platform. Our subscription contracts typically range from one to three years. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date on which the tenant is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the first quarter of fiscal 2025, approximately 84% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 16% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 39% and 36% of our total net revenue in the first quarter fiscal 2025 and the first quarter fiscal 2024, respectively.
Over each period presented in this report, our pricing strategy for our various offerings was relatively consistent and did not significantly affect our revenue growth. We may, however, we may adjust our pricing to remain competitive and support our strategic initiatives.
Cost of Revenue
Our cost of revenue consists of costs incurred to provide subscription and professional services.
•Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel-related expenses associated with maintaining our platforms, delivering managed services to our subscription customers, and hosting these platforms. Personnel-related expenses consist primarily of salaries, benefits, and performance-based compensation. Also included in cost of subscription revenue is amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, amortization of external software development costs capitalized, maintenance fees, and overhead allocations. As our business grows, the cost of subscription revenue associated with our solutions may fluctuate.
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
Gross Profit and Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix between our existing solutions, introduction of new solutions, personnel-related costs, and cloud hosting costs. We expect our gross margins to fluctuate depending on these factors; however, we expect them to increase over time with expected growth and a higher mix of Taegis subscription solutions revenue compared to managed security services and professional services revenue.

Operating Costs and Expenses
Our operating costs and expenses consist of research and development expenses, sales and marketing expenses, and general and administrative expenses.
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
•Sales and Marketing, or S&M, Expenses. Sales and marketing expenses include salaries, sales commissions, and performance-based compensation benefits and related expenses for our S&M personnel, travel and entertainment, marketing and advertising programs (including lead generation), customer advocacy events, and other brand-building expenses, as well as allocated overhead.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of domestic and foreign income taxes. We maintain a valuation allowance for federal and certain state deferred tax assets. Based on our history of losses, we expect to maintain this substantially full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized.
For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes” in our condensed consolidated financial statements included in this report.

Results of Operations
Three months ended May 3, 2024 compared to the three months ended May 5, 2023
The following tables summarize our key performance indicators for the three months ended May 3, 2024 and May 5, 2023.

	Three Months Ended
	May 3, 2024			May 5, 2023
	$	% of Revenue	% Change	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$72,221	84.3%	(6.5)%	$77,259	81.8%
Professional Services	13,431	15.7%	(21.6)%	17,136	18.2%
Total net revenue	$85,652	100.0%	(9.3)%	$94,395	100.0%
Cost of revenue:
Subscription	$20,816	28.8%	(32.9)%	$31,019	40.1%
Professional Services	7,060	52.6%	(40.0)%	11,767	68.7%
Total cost of revenue	$27,876	32.5%	(34.8)%	$42,786	45.3%
Total gross profit	$57,776	67.5%	11.9%	$51,609	54.7%
Operating expenses:
Research and development	$24,548	28.7%	(21.2)%	$31,172	33.0%
Sales and marketing	23,901	27.9%	(30.8)%	34,526	36.6%
General and administrative	18,518	21.6%	(16.8)%	22,263	23.6%
Reorganization and other related charges	1,476	1.7%	100.0%	—	—%
Total operating expenses	$68,443	79.9%	(22.2)%	$87,961	93.2%
Operating loss	$(10,667)	(12.5)%	(70.7)%	$(36,352)	(38.5)%
Net loss	$(36,076)	(42.1)%	16.5%	$(30,970)	(32.8)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$19,082	26.4%	(27.7)%	$26,393	34.2%
Non-GAAP Professional Services	6,686	49.8%	(41.6)%	11,442	66.8%
Total Non-GAAP cost of revenue	$25,769	30.1%	(31.9)%	$37,835	40.1%
Non-GAAP gross profit	$59,883	69.9%	5.9%	$56,560	59.9%
Non-GAAP operating expenses:
Non-GAAP research and development	$21,169	24.7%	(25.9)%	$28,570	30.3%
Non-GAAP sales and marketing	22,715	26.5%	(32.6)%	33,685	35.7%
Non-GAAP general and administrative	11,278	13.2%	(26.7)%	15,383	16.3%
Non-GAAP operating expenses	$55,162	64.4%	(28.9)%	$77,638	82.2%
Non-GAAP operating income (loss)	$4,721	5.5%	(122.4)%	$(21,078)	(22.3)%
Non-GAAP net income (loss)	$4,221	4.9%	(124.6)%	$(17,136)	(18.2)%
Adjusted EBITDA	$5,645	6.6%	(128.1)%	$(20,102)	(21.3)%
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

Revenue
The following table presents information regarding our net revenue for the three months ended May 3, 2024 and May 5, 2023.

	Three Months Ended				Change
	May 3, 2024		May 5, 2023		$	%
	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$69,075	80.6%	$62,596	66.3%	$6,479	10.4%
Managed Security Services	3,146	3.7%	14,663	15.5%	(11,517)	(78.5)%
Total Subscription revenue	$72,221	84.3%	$77,259	81.8%	$(5,038)	(6.5)%
Professional services	13,431	15.7%	17,136	18.2%	(3,705)	(21.6)%
Total net revenue	$85,652	100.0%	$94,395	100.0%	$(8,743)	(9.3)%
Subscription Revenue. For the three months ended May 3, 2024, subscription revenue decreased $5.0 million, or 6.5%. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis Subscription Solutions.
Professional Services Revenue. For the three months ended May 3, 2024, professional services revenue decreased $3.7 million, or 21.6%. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with the first quarter of fiscal 2024.
Revenue for certain services provided to, or on behalf of, Dell under our commercial agreements with Dell totaled approximately $0.1 million for each of the three months ended May 3, 2024 and May 5, 2023. Of the revenue derived from Dell, subscription revenue represented approximately 8% and 42% for the three months ended May 3, 2024 and May 5, 2023, respectively. For more information regarding the commercial agreements, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
For the three months ended May 3, 2024 and May 5, 2023, international revenue, which we define as revenue contracted through non-U.S. entities, represented 39% and 36% of our total revenue, respectively. Currently, our international customers are primarily located in Japan, Australia, the United Kingdom, and Canada. We are focused on continuing to grow our international customer base in future periods.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three months ended May 3, 2024 and May 5, 2023.

	Three Months Ended				Change
	May 3, 2024		May 5, 2023		$	%
	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Cost of revenue:
Taegis Subscription Solutions	$19,431	28.1%	$19,908	31.8%	$(477)	(2.4)%
Managed Security Services	1,385	44.0%	11,111	75.8%	(9,726)	(87.5)%
Total subscription cost of revenue	20,816	28.8%	31,019	40.1%	(10,203)	(32.9)%
Professional Services cost of revenue	7,060	52.6%	11,767	68.7%	(4,707)	(40.0)%
Total cost of revenue	$27,876	32.5%	$42,786	45.3%	$(14,910)	(34.8)%
Other Financial Information (1)
Non-GAAP cost of revenue:
Taegis Subscription Solutions	$17,745	25.7%	$18,760	30.0%	$(1,015)	(5.4)%
Managed Security Services	1,337	42.5%	7,633	52.1%	(6,296)	(82.5)%
Total non-GAAP subscription	19,082	26.4%	26,393	34.2%	(7,311)	(27.7)%
Non-GAAP Professional Services	6,686	49.8%	11,442	66.8%	(4,756)	(41.6)%
Total Non-GAAP cost of revenue	$25,769	30.1%	$37,835	40.1%	$(12,066)	(31.9)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended May 3, 2024, subscription cost of revenue decreased $10.2 million, or 32.9%. As a percentage of revenue, subscription cost of revenue decreased 1,130 basis points to 28.8%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 780 basis points to 26.4%. The decrease in subscription cost of revenue was primarily attributable to lower vendor costs and lower employee-related expenses to support our subscription offerings. Those costs are lower as a percentage of revenue because our higher margin Taegis subscription solutions represented a larger share of subscription revenue.
Professional Services Cost of Revenue. For the three months ended May 3, 2024, professional services cost of revenue decreased $4.7 million, or 40.0%. As a percentage of revenue, professional services cost of revenue decreased 1,610 basis points to 52.6%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 1,700 basis points to 49.8%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three months ended May 3, 2024 and May 5, 2023.

	Three Months Ended		Change
	May 3, 2024	May 5, 2023	$	%

	(in thousands, except percentages)
Gross Profit:
Taegis Subscription Solutions	$49,644	$42,688	$6,956	16.3%
Managed Security Services	1,761	3,552	(1,791)	(50.4)%
Total Subscription	$51,405	$46,240	$5,165	11.2%
Professional Services	6,371	5,369	1,002	18.7%
Total Gross Profit	$57,776	$51,609	$6,167	11.9%

Gross Margin:
Taegis Subscription Solutions	71.9%	68.2%	3.7%
Managed Security Services	56.0%	24.2%	31.8%
Total Subscription	71.2%	59.9%	11.3%
Professional Services	47.4%	31.3%	16.1%
Total Gross Margin	67.5%	54.7%	12.8%

Other Financial Information (1)
Non-GAAP Gross Profit:
Taegis Subscription Solutions	$51,330	$43,836	$7,494	17.1%
Managed Security Services	1,809	7,030	(5,221)	(74.3)%
Total Non-GAAP Subscription	$53,139	$50,866	$2,273	4.5%
Non-GAAP Professional Services	6,745	5,694	1,051	18.5%
Total Non-GAAP Gross Profit	$59,883	$56,560	$3,323	5.9%

Non-GAAP Gross Margin:
Taegis Subscription Solutions	74.3%	70.0%	4.3%
Managed Security Services	57.5%	47.9%	9.6%
Total Non-GAAP Subscription	73.6%	65.8%	7.8%
Non-GAAP Professional Services	50.2%	33.2%	17.0%
Total Non-GAAP Gross Margin	69.9%	59.9%	10.0%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin increased 11.3% for the three months ended May 3, 2024. The increase in subscription gross margin is primarily attributable to lower vendor costs as we continue to scale the delivery of our higher value, higher margin Taegis Subscription Solutions.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 7.8% for the three months ended May 3, 2024 when compared to the three months ended May 5, 2023.
Professional Services Gross Margin. Professional services gross margin increased 16.1% for the three months ended May 3, 2024. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding that adjustment, gross margin increased 17.0% for the three months ended May 3, 2024 when compared to the three months ended May 5, 2023.

Operating Expenses
The following table presents information regarding our operating expenses during the three months ended May 3, 2024 and May 5, 2023.

	Three Months Ended				Change
	May 3, 2024		May 5, 2023		$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,548	28.7%	$31,172	33.0%	$(6,624)	(21.2)%
Sales and marketing	23,901	27.9%	34,526	36.6%	(10,625)	(30.8)%
General and administrative	18,518	21.6%	22,263	23.6%	(3,745)	(16.8)%
Reorganization and other related charges	1,476	1.7%	—	—%	1,476	100.0%
Total operating expenses	$68,443	79.9%	$87,961	93.2%	$(19,518)	(22.2)%

Other Financial Information (1)
Non-GAAP research and development	$21,169	24.7%	$28,570	30.3%	$(7,401)	(25.9)%
Non-GAAP sales and marketing	22,715	26.5%	33,685	35.7%	(10,970)	(32.6)%
Non-GAAP general and administrative	11,278	13.2%	15,383	16.3%	(4,105)	(26.7)%
Non-GAAP operating expenses	$55,162	64.4%	$77,638	82.2%	$(22,476)	(28.9)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended May 3, 2024, R&D expenses decreased $6.6 million, or 21.2%. As a percentage of revenue, R&D expenses decreased 430 basis points to 28.7% and, on a non-GAAP basis, R&D expenses as a percentage of revenue decreased 560 basis points to 24.7%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses and lower professional services and consulting-related costs.
Sales and Marketing Expenses. For the three months ended May 3, 2024, S&M expenses decreased $10.6 million, or 30.8%. As a percentage of revenue, S&M expenses decreased 870 basis points to 27.9% and, on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 920 basis points to 26.5%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs and lower employee-related expenses.
General and Administrative Expenses. For the three months ended May 3, 2024, G&A expenses decreased $3.7 million, or 16.8%. As a percentage of revenue, G&A expenses decreased 200 basis points to 21.6%, and on a non-GAAP basis, G&A expenses as a percentage of revenue decreased 310 basis points to 13.2%. The decrease in G&A expenses were primarily attributable to lower employee-related expenses and lower professional services and consulting-related costs.
Reorganization and other related charges. During the three months ended May 3, 2024, the Company incurred expenses of $1.5 million associated with its reorganization plan, consisting primarily of severance and other termination benefits.

Operating Loss
Our operating loss for the three months ended May 3, 2024 and May 5, 2023 was $10.7 million and $36.4 million, respectively. As a percentage of revenue, our operating loss was 12.5% and 38.5% for the three months ended May 3, 2024 and May 5, 2023, respectively. The decrease in our operating loss was primarily attributable to a decrease in operating expenses as a percentage of revenue and was supplemented by increased gross margins driven by our higher value, higher margin Taegis solutions.
Operating loss on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $4.7 million for the three months ended May 3, 2024 in comparison to our non-GAAP operating loss of $21.1 million for the three months ended May 5, 2023.
Interest and Other, Net
Interest and other, net represented income of $0.8 million for the three months ended May 3, 2024 and represented expense of $1.7 million for the three months ended May 5, 2023. The change primarily reflected the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax expense was $26.2 million, or 265.5% of our pre-tax loss during the three months ended May 3, 2024, and our income tax benefit was $7.1 million, or 18.7% of our pre-tax loss during the three months ended May 5, 2023. The change in the effective tax rate was primarily attributable to the impact of tax deconsolidation from Dell during the three months ended May 3, 2024. Additionally, the change in effective tax rate was driven by the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $36.1 million increased $5.1 million, or 16.5%, for the three months ended May 3, 2024 compared to the three months ended May 5, 2023. This increase was primarily attributable to the impact of income tax expense associated with the tax deconsolidation from Dell during the three months ended May 3, 2024. This increase was offset by our decrease in operating expenses as a percentage of revenue, supplemented by increased gross margins.
Net income on a non-GAAP basis for the three months ended May 3, 2024 was $4.2 million compared to non-GAAP net loss of $17.1 million for the three months ended May 5, 2023.

Liquidity and Capital Commitments
Overview
As of May 3, 2024, we have $47.0 million of cash and cash equivalents. We believe that our cash and cash equivalents and access to the revolving credit facility provide us with sufficient liquidity to meet our material cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter.
As of the balance sheet date, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, as of the balance sheet date. We have, in recent periods, incurred losses from operations and operating cash outflows. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions.
We expect our recent reorganization actions to result in significant cost savings as we focus on driving growth through our higher value, higher margin Taegis solutions. We believe these efforts will optimize our organizational structure and increase scalability to better position us for growth with improving operating margins over time.
In the event that our financial results are below our expectations, which may result from the factors mentioned above or other factors, we may need to take additional actions to preserve existing cash reserves. To the extent we undertake future material acquisitions, investments, or unanticipated capital or operating expenditures, we may require additional capital or need to incur indebtedness. In this context, we regularly evaluate opportunities to enhance our capital structure. In addition to our $50 million revolving credit facility with Dell, described below, sources of financing may include arrangements with unaffiliated third parties. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all.
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	May 3, 2024	February 2, 2024

	(in thousands)
Cash and cash equivalents	$47,024	$68,655
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we obtained a $50 million senior unsecured revolving credit facility. Effective September 6, 2023, the revolving credit agreement was amended and restated to (1) increase the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) remove the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by the lender and borrower, (3) extend the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modify the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants, and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the facility as of May 3, 2024 or as of February 2, 2024, and we did not borrow any amounts under the facility during any period covered by this report.
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

Cash Flows

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in thousands)
Net change in cash from:
Operating activities	$(12,649)	$(40,624)
Investing activities	(1,934)	(1,680)
Financing activities	(5,974)	(5,134)
Effect of exchange rate changes on cash and cash equivalents	(1,074)	(1,569)
Change in cash and cash equivalents	$(21,631)	$(49,007)
Operating Activities — Cash used in operating activities totaled $12.6 million and $40.6 million for the three months ended May 3, 2024 and May 5, 2023, respectively. The decreased use of our operating cash aligns with our increase in adjusted EBITDA when compared to the same period in fiscal 2024.
Investing Activities — Cash used in investing activities totaled $1.9 million for the three months ended May 3, 2024 and $1.7 million for the three months ended May 5, 2023. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis security platform and applications, which increased $0.2 million when compared to the same period in fiscal 2024.
Financing Activities — Cash used in financing activities totaled $6.0 million and $5.1 million for the three months ended May 3, 2024 and May 5, 2023, respectively. The use of cash for the three months ended May 3, 2024 reflected employee tax withholding payments on restricted stock awards paid by us of $6.0 million and $5.1 million for the three months ended May 3, 2024 and May 5, 2023, respectively.
Off-Balance Sheet Arrangements
As of May 3, 2024, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
Critical Accounting Policies
The unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in accordance with GAAP for interim financial information and the requirements of the SEC. Accordingly, they do not include all the information and disclosures required by GAAP for a complete financial statement presentation. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments consisting of normal recurring accruals and disclosures considered necessary for a fair interim presentation have been included. All inter-company accounts and transactions have been eliminated in consolidation.
As described in “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or to our estimates associated with those policies during the three months ended May 3, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in global inflation and foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Romanian Leu, the Japanese Yen, the Australian Dollar, the Indian Rupee and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2024. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 3, 2024.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
We have discussed risks affecting us under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024, which was filed with the SEC on March 22, 2024. The risks described in our Annual Report are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

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

Date: June 7, 2024