Form 10-Q
period 2024-08-02
SecureWorks Corp
filed 2024-09-06
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2024

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 3, 2024, there were 88,828,091 shares of the registrant's common stock outstanding, consisting of 18,828,091 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our," and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	August 2, 2024	February 2, 2024

ASSETS
Current assets:
Cash and cash equivalents	$47,628	$68,655
Accounts receivable, net of allowances of $1,744 and $1,552, respectively	50,695	54,266
Other current assets	16,603	15,218
Total current assets	114,926	138,139
Property and equipment, net	1,629	2,149
Operating lease right-of-use assets, net	4,069	5,069
Goodwill	425,156	425,472
Intangible assets, net	76,304	83,235
Other non-current assets	43,399	70,715
Total assets	$665,483	$724,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,697	$8,974
Accrued and other current liabilities	47,894	61,895
Short-term deferred revenue	125,103	131,245
Total current liabilities	181,694	202,114
Long-term deferred revenue	8,164	5,706
Operating lease liabilities, non-current	5,830	7,803
Other non-current liabilities	9,402	7,831
Total liabilities	205,090	223,454
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 18,758 and 16,392 shares issued and outstanding, at August 2, 2024 and February 2, 2024, respectively.	188	164
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	1,006,798	996,291
Accumulated deficit	(520,968)	(470,163)
Accumulated other comprehensive loss	(6,429)	(5,771)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	460,393	501,325
Total liabilities and stockholders' equity	$665,483	$724,779
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net revenue:
Subscription	$71,292	$76,825	$143,513	$154,084
Professional services	10,890	16,141	24,321	33,277
Total net revenue	82,182	92,966	167,834	187,361
Cost of revenue:
Subscription	21,066	30,084	41,882	61,103
Professional services	6,379	9,973	13,439	21,740
Total cost of revenue	27,445	40,057	55,321	82,843
Gross profit	54,737	52,909	112,513	104,518
Operating expenses:
Research and development	22,804	28,236	47,352	59,408
Sales and marketing	24,512	31,237	48,413	65,763
General and administrative	20,552	20,366	39,070	42,629
Reorganization and other related charges	—	14,232	1,476	14,232
Total operating expenses	67,868	94,071	136,311	182,032
Operating loss	(13,131)	(41,162)	(23,798)	(77,514)
Interest and other (expense) income, net	(874)	(636)	(78)	(2,382)
Loss before income taxes	(14,005)	(41,798)	(23,876)	(79,896)
Income tax expense (benefit)	724	(9,439)	26,929	(16,567)
Net loss	$(14,729)	$(32,359)	$(50,805)	$(63,329)

Loss per common share (basic and diluted)	$(0.17)	$(0.38)	$(0.58)	$(0.74)
Weighted-average common shares outstanding (basic and diluted)	88,540	86,121	88,026	85,776
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net loss	$(14,729)	$(32,359)	$(50,805)	$(63,329)
Foreign currency translation adjustments, net of tax	360	132	(658)	659
Comprehensive loss	$(14,369)	$(32,227)	$(51,463)	$(62,670)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	August 2, 2024	August 4, 2023
Cash flows from operating activities:
Net loss	$(50,805)	$(63,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,414	17,961
Amortization of right of use asset	835	1,303
Reorganization and other related charges	—	3,272
Amortization of costs capitalized to obtain revenue contracts	7,559	8,820
Amortization of costs capitalized to fulfill revenue contracts	—	1,805
Stock-based compensation expense	17,541	14,890
Impact of income tax provision	24,980	(16,567)
Provision for credit losses	313	(132)
Changes in assets and liabilities:
Accounts receivable	3,160	15,802
Net transactions with Dell	(2,418)	1,942
Other assets	(5,033)	(5,627)
Accounts payable	(242)	(7,921)
Deferred revenue	(3,456)	(12,154)
Operating leases, net	(2,418)	(2,254)
Accrued and other liabilities	(10,238)	(25,201)
Net cash used in operating activities	(8,808)	(67,390)
Cash flows from investing activities:
Capital expenditures	(1,024)	(524)
Software development costs	(2,970)	(2,416)
Net cash used in investing activities	(3,994)	(2,940)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(7,010)	(5,711)
Net cash used in financing activities	(7,010)	(5,711)
Effect of exchange rate changes on cash and cash equivalents	(1,215)	(2,577)
Net decrease in cash and cash equivalents	(21,027)	(78,618)
Cash and cash equivalents at beginning of the period	68,655	143,517
Cash and cash equivalents at end of the period	$47,628	$64,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended August 2, 2024	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, May 3, 2024	18,363	$183	70,000	$700	$999,267	$(506,239)	$(6,789)	$(19,896)	$467,226
Net loss	—	—	—	—	—	(14,729)	—	—	(14,729)
Other comprehensive income	—	—	—	—	—	—	360	—	360
Vesting of restricted stock units	553	6	—	—	(6)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(158)	(1)	—	—	(1,036)	—	—	—	(1,037)
Stock-based compensation	—	—	—	—	8,573	—	—	—	8,573
Balances, August 2, 2024	18,758	$188	70,000	$700	$1,006,798	$(520,968)	$(6,429)	$(19,896)	$460,393

Six Months Ended August 2, 2024	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2024	16,392	$164	70,000	$700	$996,291	$(470,163)	$(5,771)	$(19,896)	$501,325
Net loss	—	—	—	—	—	(50,805)	—	—	(50,805)
Other comprehensive loss	—	—	—	—	—	—	(658)	—	(658)
Vesting of restricted stock units	3,497	35	—	—	(35)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(1,131)	(11)	—	—	(6,999)	—	—	—	(7,010)
Stock-based compensation	—	—	—	—	17,541	—	—	—	17,541
Balances, August 2, 2024	18,758	$188	70,000	$700	$1,006,798	$(520,968)	$(6,429)	$(19,896)	$460,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended August 4, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, May 5, 2023	16,031	$160	70,000	$700	$969,490	$(415,091)	$(5,710)	$(19,896)	$529,653
Net loss	—	—	—	—	—	(32,359)	—	—	(32,359)
Other comprehensive income	—	—	—	—	—	—	132	—	132
Vesting of restricted stock units	278	3	—	—	(3)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(74)	(1)	—	—	(575)	—	—	—	(576)
Stock-based compensation	—	—	—	—	7,620	—	—	—	7,620
Balances, August 4, 2023	16,235	$162	70,000	$700	$976,532	$(447,450)	$(5,578)	$(19,896)	$504,470

Six Months Ended August 4, 2023	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
Balances, February 3, 2023	14,749	$147	70,000	$700	$967,367	$(384,121)	$(6,237)	$(19,896)	$557,961
Net loss	—	—	—	—	—	(63,329)	—	—	(63,329)
Other comprehensive income	—	—	—	—	—	—	659	—	659
Vesting of restricted stock units	2,213	22	—	—	(22)	—	—	—	—
Grant and forfeitures of restricted stock awards	—	—	—	—	—	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(727)	(7)	—	—	(5,703)	—	—	—	(5,711)
Stock-based compensation	—	—	—	—	14,890	—	—	—	14,890
Balances, August 4, 2023	16,235	$162	70,000	$700	$976,532	$(447,450)	$(5,578)	$(19,896)	$504,470
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
On April 27, 2016, the Company completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., or Dell Technologies, owned, indirectly through Dell and its subsidiaries, all shares of the Company’s outstanding Class B common stock, which as of August 2, 2024, represented approximately 78.9% of the Company's total outstanding shares of common stock and approximately 97.4% of the combined voting power of both classes of the Company's outstanding common stock.
Except where the context otherwise requires or where otherwise indicated, all references in this report to “Secureworks,” “we,” “us,” “our,” and “Company” refer to SecureWorks Corp. and our subsidiaries on a consolidated basis. References to “Dell” refer to Dell Inc. and its subsidiaries on a consolidated basis.
Basis of Presentation and Consolidation
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain amounts from prior years have been reclassified to conform to current year presentation. Preparing financial statements in accordance with GAAP requires management to make assumptions and estimations that affect the amounts reported in the Company’s financial statements and notes. The condensed consolidated financial statements include assets, liabilities, revenue, and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
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
Revisions
The Company’s historical classification of the effects of exchange rate changes on the Company’s foreign-denominated cash and cash equivalents balances was not presented separately as the effect of exchange rate changes on cash and cash equivalents in the Company's Condensed Consolidated Statements of Cash Flows, but rather was included as a component of net cash provided by (used in) operating activities and investing activities. The Company has revised the Condensed Consolidated Statements of Cash Flows for each fiscal quarter of fiscal 2024 to correct these classifications. For the six months ended August 4, 2023, the impact of this correction was a decrease of $2.6 million in net cash used in operating activities and other de minimis impacts to cash flows from capital expenditures, as included in total cash used in investing activities. The corresponding amounts are presented separately as the effect of exchange rate changes on cash and cash equivalents. These revisions do not impact the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, or the Condensed Consolidated Statements of Financial Position.
The Company has concluded that the effects of this revision are not material to any of our previously issued financial statements. This revision impacts our unaudited interim Condensed Consolidated Financial Statements for each fiscal quarter in fiscal 2024.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost, estimating the impact of contingencies, and evaluating long-lived asset impairment. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill, and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment and impacts of inflation. The Company considered the potential impact of the current economic and geopolitical uncertainties on its estimates and assumptions, and it determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended August 2, 2024. As the current economic environment and certain geopolitical uncertainties continue to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.
Liquidity
The Company has incurred losses from operations and operating cash outflows in recent periods and, as of the balance sheet date, the Company has reported a deficit in working capital.
The Company’s prior reorganization actions are expected to result in significant cost savings as the Company completes a transition to higher value, higher margin Taegis solutions. The Company expects that this transition better positions the Company for growth with improving operating margins over time. In the event the Company’s financial results are below its expectations, the Company may need to take additional actions to preserve existing cash reserves.
As of August 2, 2024, the Company held $47.6 million in cash and cash equivalents. There were no amounts drawn on the $50 million revolving credit facility with Dell as of August 2, 2024. The Company believes that its cash and cash equivalents and access to the revolving credit facility will provide sufficient liquidity to meet its cash requirements, including to fund its business and meet its obligations, for at least 12 months from the filing date of this report.
Recently Adopted Accounting Pronouncements
None.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three and six months ended August 2, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Numerator:
Net loss	$(14,729)	$(32,359)	$(50,805)	$(63,329)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	88,540	86,121	88,026	85,776
Loss per common share:
Basic and Diluted	$(0.17)	$(0.38)	$(0.58)	$(0.74)
Weighted-average anti-dilutive share-based awards	11,028	9,375	9,214	7,117

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscriptions and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service, or SaaS, security platform and supplemental Managed Detection and Response, or MDR, services, and (ii) Managed Security Services. Taegis’ core offerings are the security platform, Taegis Extended Detection and Response, or XDR, and the supplemental MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing the Company’s legacy platform. Professional services typically include incident response, adversarial testing services, and other security consulting arrangements.
The following table presents revenue by service type (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net revenue:
Taegis Subscription Solutions	$71,199	$66,426	$140,274	$129,022
Managed Security Services	93	10,399	3,239	25,062
Total Subscription revenue	$71,292	$76,825	$143,513	$154,084
Professional Services	10,890	16,141	24,321	33,277
Total net revenue	$82,182	$92,966	$167,834	$187,361
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
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the six months ended August 2, 2024, on average, approximately 66% of the Company’s recurring revenue was billed annually in advance and approximately 34% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, billing frequency, and invoice timing.
Changes to the Company’s deferred revenue during the six months ended August 2, 2024 and August 4, 2023 are as follows (in thousands):

	As of February 2, 2024	Upfront payments received and billings during the six months ended August 2, 2024	Revenue recognized during the six months ended August 2, 2024	As of August 2, 2024
Deferred revenue	$136,951	$115,022	$(118,706)	$133,267

	As of February 3, 2023	Upfront payments received and billings during the six months ended August 4, 2023	Revenue recognized during the six months ended August 4, 2023	As of August 4, 2023
Deferred revenue	$156,332	$114,112	$(128,074)	$142,370

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining Performance Obligation
The remaining performance obligation represents the transaction price allocated to contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancellable contracts that are expected to be invoiced and recognized as revenue in future periods. The remaining performance obligation consists of two elements: (i) the value of remaining services to be provided through the contract term for customers whose services have been activated, or active; and (ii) the value of subscription-based solutions contracted with customers that have not yet been provisioned, or backlog. Backlog is not recorded in revenue, deferred revenue or elsewhere in the consolidated financial statements until the Company establishes a contractual right to invoice, at which point backlog is recorded as revenue or deferred revenue, as appropriate. The Company applies the practical expedient in Accounting Standards Codification paragraph 606-10-50-14(a) and does not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
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
As of August 2, 2024, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$176,474	$111,315	$46,648	$13,980	$4,531
Performance obligation - backlog	4,611	2,037	1,394	1,180	—
Total remaining performance obligations	$181,085	$113,352	$48,042	$15,160	$4,531
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
Changes in the balance of total deferred commission and total deferred fulfillment costs during the six months ended August 2, 2024 and August 4, 2023 are as follows (in thousands):

	As of February 2, 2024	Amount capitalized	Amount recognized	As of August 2, 2024
Deferred commissions	$41,815	$3,218	$(7,559)	$37,474
Deferred fulfillment costs	—	—	—	—

	As of February 3, 2023	Amount capitalized	Amount recognized	As of August 4, 2023
Deferred commissions	$49,565	$4,225	$(8,820)	$44,970
Deferred fulfillment costs	3,232	—	(1,805)	1,427
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.3 million due to foreign currency translation for the six months ended August 2, 2024, compared to February 2, 2024. Goodwill totaled $425.2 million and $425.5 million as of August 2, 2024 and February 2, 2024, respectively.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2024 by performing a "Step 0" qualitative assessment of goodwill at the reporting unit level, as well as the Company's indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company's consideration of the relevant events and circumstances that would affect the Company's single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, the Company's overall financial performance including changes to its cost structure and trends in the market price of the Company's Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values. No triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment occurred during the period through August 2, 2024.
Intangible Assets
The Company’s intangible assets as of August 2, 2024 and February 2, 2024 were as follows:

	August 2, 2024			February 2, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(154,672)	$34,846	$189,518	$(147,624)	$41,894
Acquired Technology	141,784	(139,558)	2,226	141,784	(139,042)	2,742
Developed Technology	20,040	(10,926)	9,114	17,070	(8,589)	8,481
Finite-lived intangible assets	351,342	(305,156)	46,186	348,372	(295,255)	53,117
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$381,460	$(305,156)	$76,304	$378,490	$(295,255)	$83,235
Amortization expense related to finite-lived intangible assets was approximately $5.0 million and $9.9 million for the three and six months ended August 2, 2024, respectively, and $8.1 million and $16.1 million for the three and six months ended August 4, 2023, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and six months ended August 2, 2024 or August 4, 2023.

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
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants, and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility, and the Company was in compliance with all covenants, as of August 2, 2024 and February 2, 2024. Additionally, there were no amounts borrowed under the credit facility during the three and six months ended August 2, 2024.
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— The Company is periodically involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a variety of factors. Such factors include the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences. Where new information is later obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, the Company would record changes in accrued liabilities during the period in which such a determination is made. As of August 2, 2024, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations, or cash flows.
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
As of August 2, 2024, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending; the Company has recorded an estimated liability of $1.7 million related to such matters. The Company expects to continue to appeal certain of these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period.
Indemnifications and Guarantees—In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to indemnify its customers from certain losses incurred by the customer from third-party claims relating to the services performed on behalf of the Company or for certain losses incurred by the customer as to third-party claims arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have been immaterial.
Other guarantees include guarantees of product and service performance. These contingent obligations are not recognized as liabilities and have not had any significant impact on our condensed consolidated financial statements to date.
Concentrations—The Company sells solutions to customers of all sizes through a combination of partners and its sales organization. During the three and six months ended August 2, 2024 and August 4, 2023, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company’s leases primarily relate to office facilities that have remaining lease terms of 0.4 years to 2.4 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
The components of lease expenses were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in thousands)
Operating lease cost	$563	$1,083	$1,135	$2,164
Variable lease costs	131	130	255	151
Total lease costs	$694	$1,213	$1,390	$2,315
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,356	1,333	$2,711	$2,661
Weighted-average information associated with the measurement of remaining operating lease obligations is as follows:

August 2, 2024
Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	5.43%
The following table summarizes the maturity of the Company’s operating lease liabilities as of August 2, 2024 (in thousands):

Fiscal Years Ending	August 2, 2024
2025	$2,394
2026	4,526
2027	4,088
Thereafter	—
Total operating lease payments	$11,008
Less imputed interest	612
Total operating lease liabilities	$10,396
During the second quarter of fiscal 2024, as part of its actions to rebalance investments cross-functionally in alignment with its current strategy and growth opportunities, the Company ceased use of certain corporate office space as a part of its real estate-related cost optimization actions. The right-of-use asset was assessed to be part of an asset group separate from the Company-level single asset group. Fair value of the asset was determined using a discounted cash flow methodology considering the asset's specific use to generate cash flows. The Company determined the asset values were not recoverable and recorded an impairment loss of $2.9 million to its operating lease right-of-use assets in the second quarter of fiscal 2024. There were no impairments recorded during the three and six months ended August 2, 2024. See Note 12 —“Reorganization and other related costs” for further discussion.

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
Under the 2016 Plan, the Company granted 236,901 and 7,628,617 restricted stock units during the three and six months ended August 2, 2024, respectively, and 911,705 and 8,053,962 restricted stock units during the three and six months ended August 4, 2023, respectively. The annual restricted stock units granted during these periods vest over a three-year period. Approximately 23% and 17% of such awards granted during the six months ended August 2, 2024 and August 4, 2023, respectively, are subject to performance conditions. The majority of the 7,391,716 restricted stock unit awards made during the three months ended May 3, 2024 were subject to stockholder approval at the Company’s 2024 annual meeting of stockholders, which took place on June 25, 2024, of an amendment to the 2016 Plan. The amendment to the 2016 Plan increased the number of shares of Class A common stock issuable under the plan by 7,500,000 shares. Such stockholder approval was obtained at the annual meeting, and those awards were deemed granted and outstanding for accounting purposes during the three months ended August 2, 2024.
The Company may grant long-term cash awards to certain employees under the 2016 Plan. The cash awards issued during the last three fiscal years are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted an immaterial amount of cash awards during the three and six months ended August 2, 2024 and August 4, 2023, respectively. The Company recognized $19.2 thousand and $0.3 million of related compensation expense for the three and six months ended August 2, 2024, respectively, and $0.4 million and $1.1 million of related compensation expense for the three and six months ended August 4, 2023, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes, income tax expense (benefit), and effective income tax rate for the three and six months ended August 2, 2024 and August 4, 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Loss before income taxes	$(14,005)	$(41,798)	$(23,876)	$(79,896)
Income tax expense (benefit)	$724	$(9,439)	$26,929	$(16,567)
Effective tax rate	(5.2)%	22.6%	(112.8)%	20.7%
On March 13, 2024, Dell’s economic ownership of the Company dropped below 80%. As a result, the Company no longer qualifies for inclusion in Dell Technologies’ consolidated U.S. federal income tax return, as well as tax returns in certain U.S. state jurisdictions that follow similar consolidation requirements. Commencing with this deconsolidation, the Company will file its own consolidated U.S. federal income tax return. Given the Company's recent history of cumulative losses, a valuation allowance was recorded against its federal deferred tax assets, as well as certain U.S. state deferred tax assets. The Company recorded an initial valuation allowance of $26.2 million during the three months ended May 3, 2024. Net deferred tax balances, which include the impacts of valuation allowances, are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company's effective tax rate was a result of the increase in the valuation allowance partially offset by estimated taxable income for the fiscal year to date.
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
During the six months ended August 4, 2023, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.
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
As of August 2, 2024 and February 2, 2024, the Company had a net operating loss receivable from Dell of $5.8 million and $5.0 million, respectively. The Company had $4.5 million and $4.9 million of unrecognized tax benefits as of August 2, 2024 and February 2, 2024, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of these services are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.7 million and $1.4 million for the three and six months ended August 2, 2024, respectively, and $0.8 million and $1.6 million for the three and six months ended August 4, 2023, respectively. Management believes that the basis on which the expenses have been allocated reasonably reflects the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, or EMC, an indirect, wholly-owned subsidiary of Dell Technologies that provides enterprise software and storage, totaled $0.1 million and $0.2 million for the three and six months ended August 2, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended August 4, 2023, respectively.
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
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, Dell transferred many of these customer contracts to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $13.8 million and $27.9 million for the three and six months ended August 2, 2024, respectively, and $14.3 million and $29.3 million for the three and six months ended August 4, 2023, respectively.
As the Company’s customer, Dell also purchases services from the Company. The Company recognized revenues from such purchases of approximately $0.1 million and $0.2 million for the three and six months ended August 2, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended August 4, 2023, respectively. For each of the periods presented, the majority of these revenues represented professional services revenue.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of August 2, 2024 and as of February 2, 2024 (in thousands):

	August 2, 2024	February 2, 2024
Related party payable (in accrued and other current liabilities)	$1,756	$4,868

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$7,445	$5,748

Net operating loss tax sharing receivable under agreement with Dell	$5,784	$4,976

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of August 2, 2024 and February 2, 2024 were as follows (in thousands):

	August 2, 2024	February 2, 2024
	Level 1	Level 1
Cash equivalents - Money Market Funds	$1,736	$1,691
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — REORGANIZATION AND OTHER RELATED COSTS
Beginning in fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan and through continued reorganization actions, the Company began rebalancing investments cross-functionally in alignment with the Company’s current strategy and growth opportunities, such as focusing on the higher value, higher margin Taegis solutions, optimizing the Company’s organizational structure to increase its scalability, and other priorities, to better position the Company for continued growth with improving operating margins over time. Expenses associated with these actions consisted primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures. The Company incurred expenses associated with the plan of approximately $1.5 million during the six months ended August 2, 2024.
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Condensed Consolidated Statements of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944
Reorganization charge	13,873	3,272	—	17,145
Charges settled in cash	(15,802)	—	(1,394)	(17,196)
Charges settled in non-cash	—	(3,272)	—	(3,272)
Balance as of February 2, 2024	$5,621	$—	$—	$5,621
Reorganization charge	$1,476	$—	$—	$1,476
Charges settled in cash	(4,194)	—	—	(4,194)
Balance as of August 2, 2024	$2,903	$—	$—	$2,903

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “would,” “could,” “potentially,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions that convey uncertainty regarding future events or outcomes as they relate to us or our management are intended to identify forward-looking statements. Our results could be materially different from our expectations because of various risks, including risks related to: achieving or maintaining profitability; enhancing our existing solutions and technologies and developing or acquiring new solutions and technologies; navigating economic conditions, geopolitical uncertainty and financial market volatility; relying on personnel with extensive information security expertise; successfully implementing our strategic plan to realign and optimize our investments with our priorities; intense competition in the Company’s markets; attracting new customers, retaining existing customers and increasing annual contract values; relying on customers in the financial services industry; managing our growth effectively; maintaining high-quality client service and support functions; the terms of our service level agreements with customers that require credits for service failures or inadequacies; recognizing revenue ratably over the terms of our Taegis security solutions and managed security services contracts; long and unpredictable sales cycles; the risks associated with expansion of the Company’s international sales and operations; the risks associated with proposed or currently enacted tax statutes, including, but not limited to, Internal Revenue Code Section 174; our exposure to fluctuations in currency exchange rates or inflation; the effect of new governmental export or import controls on our business or any international sanctions compliance program applicable to us; expanding our key distribution relationships and technology alliance partnerships; real or perceived defects, errors or vulnerabilities in our solutions or the failure of our solutions to prevent a security breach; the risks associated with cyber-attacks or other data security incidents; the risks associated with our development, use and adoption of artificial intelligence; the ability of our solutions to interoperate with our customers’ IT infrastructure; our ability to use third-party technologies; the impact of evolving information security, cybersecurity and data privacy laws and regulations on our business; maintaining and enhancing our brand; the risks associated with our acquisition of other businesses; the effect of natural disasters, public health issues, geopolitical conflict and other catastrophic events on our ability to serve customers, including the Ukrainian/Russian conflict and the conflict between Israel and Hamas; our reliance on patents to protect its intellectual property rights; protecting, maintaining or enforcing our non-patented intellectual property rights and proprietary information; claims by third parties of infringement of their proprietary technology by us; our use of open source technology; the risks related to the Company’s relationship with Dell Technologies Inc. and Dell Inc. and control of the Company by Dell Technologies Inc., which include, but are not limited to, the effects of our deconsolidation as a part of the Dell Technologies Inc. affiliated tax group; the volatility of the price of the Company’s Class A common stock; and other risks discussed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 that was filed with the SEC on March 22, 2024 and in our other periodic and current reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. All statements by us regarding our expected financial position, revenues, cash flows and other operating results for future periods, business strategy, the outcome of legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

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
Our vision is to be the essential cybersecurity company for a digitally connected world. We believe we are the security platform of choice to deliver a holistic approach to security at scale for our customers to achieve their best security outcomes. We combine our considerable experience from securing thousands of customers, for whom we process billions of customer events leveraging artificial intelligence and machine-learning in our security platform, with the actionable insights from our team of elite researchers, analysts, and consultants to create a powerful network effect that provides increasingly strong protection for our customers.
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
We offer an integrated suite of technology-driven security solutions enabled by our Taegis security platform and team of highly skilled security experts. Our technology-driven security solutions offer an innovative approach to prevent, detect, and respond to cybersecurity breaches. The platform collects, aggregates, correlates, and analyzes billions of events daily from our extensive customer base utilizing sophisticated algorithms to detect malicious activity and deliver security countermeasures, dynamic intelligence and valuable context regarding the intentions and actions of cyber adversaries. Through our Taegis solutions, which are sold on a subscription basis, we provide global visibility and insight into malicious activity, enabling our customers to detect, respond to, and effectively remediate threats quickly.
In addition to our Taegis solutions, we offer a variety of professional services to advise customers on a broad range of security and risk-related matters, which include incident response, penetration testing services, and Taegis professional services, that we believe will accelerate the adoption of our software solutions.
Key Factors Affecting Our Performance
We believe that our sustained success will depend on many factors, including the adoption of our Taegis solutions by organizations, continued investment in our technology and threat intelligence research, our introduction of new solutions, our ability to increase sales of our solutions to new and existing customers, and our ability to attract and retain top talent. Although these areas present significant opportunities, they also present risks that we must manage to ensure we remain successful. We operate in an intensely competitive industry and face, among other competitive challenges, pricing pressure resulting from actions taken by our larger competitors to reduce the prices of their security prevention, detection, and response solutions, as well as the prices of their managed security services. If we are unable to continue to manage our investments in an efficient manner or to effectively execute our strategies aimed to foster sustained success, our business could be adversely affected.
The key factors affecting our performance include the following:
Adoption of Technology-Driven Solution Strategy. The evolving landscape of applications, modes of communication, and IT architectures makes it increasingly challenging for organizations of all sizes to protect their critical business assets, including proprietary information, from cyber threats. New technologies heighten security risks by increasing the number of ways in which a threat actor can attack a target, giving users greater access to important business networks and information, and facilitating the transfer of control of underlying applications and infrastructure to third-party vendors. An effective security strategy requires the coordinated deployment of a solution across the entire network infrastructure. Our Taegis security solutions are designed to facilitate the successful implementation of such a strategy, but continuous investment in, and adaptation of, our technology will be required in the ever-evolving threat landscape. Our financial results will be affected by the degree to which prospective and current customers recognize the mission-critical nature of our technology-driven information security solutions and subsequently purchase our solutions.
Investment in Our Technology and Threat Intelligence Research. Our software platform serves as the core of our technology-driven security solutions. We believe it provides our customers with an integrated perspective and key visibility into their network environments and potential security threats. Our software platform is augmented by threat intelligence from our Counter Threat Unit research team, which conducts exclusive research into threat actors, uncovers new attack techniques, analyzes emerging threats, and evaluates the risks posed to our customers. We expect to continue making investments into our research and development efforts, including remaining on the forefront of threat intelligence so that we can adapt our software platform to new technologies as well as to changes in existing technologies. It is our belief that our performance will be significantly dependent on our ability to adapt to the rapidly evolving threat landscape, and we believe that continued investment into our Taegis subscription solutions will contribute to our long-term revenue growth, while the costs of such investments may continue to adversely affect our prospects for near-term profitability.

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
Investments in Expanding Our Customer Base.
Embracing our Partner Ecosystem. To support future sales, we expect to need to continue to devote resources to developing strategic partnerships with our channel partners, technology alliance partners, and system integrators. We have made, and plan to continue making, investments in both marketing and go-to-market efforts with our partners. These investments may not result in increasing revenue or improving our results of operations in the near term, although we do expect both will improve in the long term from these investments.
Deepening Our Customer Relationships. The continued growth of our business also depends in part on our ability to sell additional solutions to our existing customers. As our customers realize the benefits of the solutions they previously purchased, our portfolio of solutions provides us with a significant opportunity to expand these relationships.
Investment in Our People. The difficulty in providing effective information security is exacerbated by the highly competitive environment for identifying, hiring, and retaining qualified information security professionals. We believe our technology leadership, brand, exclusive focus on information security, customer-first culture, and robust training and development program enable us to attract and retain highly talented professionals with a passion for building a career in the information security industry. These professionals are led by a highly experienced and tenured management team with extensive IT security expertise and a record of developing successful new technologies and solutions to help protect our customers. We expect to continue to invest in attracting and retaining top talent to support and enhance our information security offerings.
Key Operating Metrics
We use certain operating metrics and our financial results to evaluate our performance and monitor the growth of our business. Relevant key operating metrics are presented below as of the dates indicated and for the fiscal periods then ended.

	August 2, 2024	August 4, 2023
Taegis subscription customer base	1,900	2,000
Total customer base	3,100	4,500
Taegis annual recurring revenue (in millions)	$289.6	$275.5
Total annual recurring revenue (in millions)	$289.7	$305.8
Taegis average subscription revenue per customer (in thousands)	$149.7	$135.4
Total average subscription revenue per customer (in thousands)	$149.5	$131.2
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
Total Average Subscription Revenue Per Customer. We define total average subscription revenue per customer as the average annual revenue per customer that subscribes to either our Taegis or other managed security subscription solutions, or both, as of the measurement date. Total average subscription revenue per customer is primarily driven by the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of each of August 2, 2024 and August 4, 2023, approximately 47% of our professional services customers subscribed to our Taegis solutions or managed security services.

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
Our net revenue retention rate remained consistent year-over-year as of August 2, 2024, reflecting the end-of-life transition of our non-strategic managed security services which was completed at the end of the first quarter of fiscal 2025. Net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations, customer renewal rates, and changes to solution offerings.
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

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in thousands, except per share data)
Revenue:
Taegis Subscription Solutions	$71,199	$66,426	$140,274	$129,022
Managed Security Services	93	10,399	3,239	25,062
Total Subscription revenue	$71,292	$76,825	$143,513	$154,084
Professional services	10,890	16,141	24,321	33,277
Total revenue	$82,182	$92,966	$167,834	$187,361

GAAP gross profit	$54,737	$52,909	$112,513	$104,518
Amortization of intangibles	1,433	4,537	2,853	9,017
Stock-based compensation expense	683	531	1,370	1,002
Non-GAAP gross profit	$56,853	$57,977	$116,736	$114,537

GAAP Taegis Subscription Solutions gross profit	$51,150	$45,686	$100,794	$88,374
Amortization of intangibles	1,433	1,127	2,853	2,196
Stock-based compensation expense	351	169	617	248
Non-GAAP Taegis Subscription Solutions gross profit	$52,934	$46,982	$104,264	$90,818

GAAP Managed Security Services gross profit	$(924)	$1,055	$837	$4,607
Amortization of intangibles	—	3,410	—	6,821
Stock-based compensation expense	—	40	48	107
Non-GAAP Managed Security Services gross profit	$(924)	$4,505	$885	$11,535

GAAP operating loss	$(13,131)	$(41,162)	$(23,798)	$(77,514)
Amortization of intangibles[1]	4,957	8,060	9,900	16,064
Stock-based compensation expense[2]	8,572	7,620	17,541	14,890
Reorganization and other related charges	—	14,232	1,476	14,232
Non-GAAP operating income (loss)	$398	$(11,250)	$5,119	$(32,328)

GAAP net loss	$(14,729)	$(32,359)	$(50,805)	$(63,329)
Income tax expense (benefit)	724	(9,439)	26,929	(16,567)
Amortization of intangibles[1]	4,957	8,060	9,900	16,064
Stock-based compensation expense[2]	8,572	7,620	17,541	14,890
Reorganization and other related charges	—	14,232	1,476	14,232
Non-GAAP income (loss) before income taxes	(476)	(11,886)	5,041	(34,710)
Non-GAAP income tax expense (benefit)[3]	(111)	(3,266)	1,185	(8,954)
Non-GAAP net income (loss)	$(365)	$(8,620)	$3,856	$(25,756)

GAAP loss per share	$(0.17)	$(0.38)	$(0.58)	$(0.74)
Income tax expense (benefit)	0.01	(0.11)	0.31	(0.19)
Amortization of intangibles	0.06	0.10	0.11	0.19
Stock-based compensation expense	0.10	0.08	0.20	0.17
Reorganization and other related charges	—	0.17	0.02	0.17
Non-GAAP earnings (loss) per share before income taxes	$0.00	$(0.13)	$0.06	$(0.40)
Non-GAAP income tax expense (benefit)	0.00	(0.03)	0.01	(0.10)
Non-GAAP earnings (loss) per share*	$0.00	$(0.10)	$0.04	$(0.30)
Weighted-average shares used in computing non-GAAP earnings (loss) per share, diluted	88,540	86,121	90,028	85,776
* Sum of reconciling items may differ from total due to rounding of individual components

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in thousands, except per share data)
GAAP net loss	$(14,729)	$(32,359)	$(50,805)	$(63,329)
Interest and other, net	874	636	78	2,382
Income tax expense (benefit)	724	(9,439)	26,929	(16,567)
Depreciation and amortization	5,547	8,981	11,414	17,961
Stock-based compensation expense	8,572	7,620	17,541	14,890
Reorganization and other related charges	—	14,232	1,476	14,232
Adjusted EBITDA	$988	$(10,329)	$6,633	$(30,431)

[1] Includes amortization of intangibles as follows:
Cost of revenue	$1,433	$4,537	$2,853	$9,017
General and administrative	3,524	3,523	7,047	7,047

[2] Includes stock-based compensation expense as follows:
Cost of revenue	$683	$531	$1,370	$1,002
Research and development	2,769	2,681	6,148	5,283
Sales and marketing	1,476	1,097	2,662	1,938
General and administrative	3,644	3,311	7,361	6,667

3 In periods in which the Company has non-GAAP income before tax, the non-GAAP income tax expense is based on the Company's estimated blended tax rate. In periods the Company has non-GAAP loss before tax, the non-GAAP income tax benefit is based on GAAP tax benefit.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of August 2, 2024 represented approximately 78.9% of our total outstanding shares of common stock and approximately 97.4% of the combined voting power of both classes of our outstanding common stock. In early March 2024, Dell’s economic ownership of the Company dropped below 80%. As a result, we no longer qualify for inclusion in Dell Technologies’ U.S. federal income tax return and most U.S. state jurisdictions. For more information, see “Notes to Consolidated Financial Statements—Note 9—Income and Other Taxes” in our consolidated financial statements included in this report.
As a majority-owned subsidiary of Dell, we receive from Dell various corporate services in the ordinary course of business, including certain finance, tax, human resources, legal, insurance, IT, procurement, and facilities-related services. The costs of these services have been charged in accordance with a shared services agreement, as amended or amended and restated, in part, from time to time, that went into effect on August 1, 2015, which is the effective date of our carve-out from Dell. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.
Additionally, we participate in various commercial arrangements with Dell, under which we, for example, provide information security solutions to third-party customers with whom Dell has contracted with to provide our solutions, procure hardware, software, and services from Dell, and sell our solutions through Dell in the United States and some international jurisdictions. In connection with our IPO, effective August 1, 2015, we entered into agreements with Dell that govern these commercial arrangements. In general, these agreements were initially effective for up to one to three years and include extension and cancellation options. To the extent that we choose, or are required to transition away from the corporate services currently provided by Dell, we may incur additional non-recurring transition costs to establish our own stand-alone corporate functions. For more information regarding the allocated costs and related party transactions, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.

Components of Results of Operations
Revenue
We generate revenue from the sales of our subscriptions and professional services.
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions. Taegis’ core offerings are the security platform, Taegis XDR, and our supplemental MDR service, ManagedXDR. Managed Security Services are other subscription-based arrangements pursuant to which we derive revenue from our non-strategic suite of security services utilizing our legacy platform. Our subscription contracts typically range from one to three years. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date when the tenant is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the second quarter of fiscal 2025, approximately 87% of our revenue was derived from subscription-based arrangements, attributable to Taegis solutions and managed security services, while approximately 13% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 40% and 38% of our total net revenue in the second quarter fiscal 2025 and the second quarter fiscal 2024, respectively.
Over each period presented in this report, our pricing strategy for our various offerings was relatively consistent and did not significantly affect our revenue growth. We may, however, adjust our pricing to remain competitive and support our strategic initiatives.
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
•Cost of Professional Services. Cost of professional services revenue consists primarily of personnel-related expenses, such as salaries, benefits, and performance-based compensation. Cost of professional services revenue also includes fees paid to contractors who supplement or support our solutions, maintenance fees, and overhead allocations. As our business grows, the cost of professional services revenue associated with our solutions may fluctuate.
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

Results of Operations
Three and six months ended August 2, 2024 compared to the three and six months ended August 4, 2023
The following tables summarize our key performance indicators for the three and six months ended August 2, 2024 and August 4, 2023.

	Three Months Ended				Six Months Ended
	August 2, 2024		August 4, 2023		August 2, 2024		August 4, 2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$71,292	86.7%	$76,825	82.6%	$143,513	85.5%	$154,084	82.2%
Professional Services	10,890	13.3%	16,141	17.4%	24,321	14.5%	33,277	17.8%
Total net revenue	$82,182	100.0%	$92,966	100.0%	$167,834	100.0%	$187,361	100.0%
Cost of revenue:
Subscription	$21,066	29.5%	$30,084	39.2%	$41,882	29.2%	$61,103	39.7%
Professional Services	6,379	58.6%	9,973	61.8%	13,439	55.3%	21,740	65.3%
Total cost of revenue	$27,445	33.4%	$40,057	43.1%	$55,321	33.0%	$82,843	44.2%
Total gross profit	$54,737	66.6%	$52,909	56.9%	$112,513	67.0%	$104,518	55.8%
Operating expenses:
Research and development	$22,804	27.7%	$28,236	30.4%	$47,352	28.2%	$59,408	31.7%
Sales and marketing	24,512	29.8%	31,237	33.6%	48,413	28.8%	65,763	35.1%
General and administrative	20,552	25.0%	20,366	21.9%	39,070	23.3%	42,629	22.8%
Reorganization and other related charges	—	—%	14,232	15.3%	1,476	0.9%	14,232	7.6%
Total operating expenses	$67,868	82.6%	$94,071	101.2%	$136,311	81.2%	$182,032	97.2%
Operating loss	$(13,131)	(16.0)%	$(41,162)	(44.3)%	$(23,798)	(14.2)%	$(77,514)	(41.4)%
Net loss	$(14,729)	(17.9)%	$(32,359)	(34.8)%	$(50,805)	(30.3)%	$(63,329)	(33.8)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$19,282	27.0%	$25,338	33.0%	$38,364	26.7%	$51,731	33.6%
Non-GAAP Professional Services	6,048	55.5%	9,651	59.8%	12,734	52.4%	21,093	63.4%
Total Non-GAAP cost of revenue	$25,329	30.8%	$34,989	37.6%	$51,098	30.4%	$72,824	38.9%
Non-GAAP gross profit	$56,853	69.2%	$57,977	62.4%	$116,736	69.6%	$114,537	61.1%
Non-GAAP operating expenses:
Non-GAAP research and development	$20,035	24.4%	$25,555	27.5%	$41,204	24.6%	$54,125	28.9%
Non-GAAP sales and marketing	23,036	28.0%	30,140	32.4%	45,751	27.3%	63,825	34.1%
Non-GAAP general and administrative	13,384	16.3%	13,532	14.6%	24,662	14.7%	28,915	15.4%
Non-GAAP operating expenses	$56,455	68.7%	$69,227	74.5%	$111,617	66.5%	$146,865	78.4%
Non-GAAP operating income (loss)	$398	0.5%	$(11,250)	(12.1)%	$5,119	3.1%	$(32,328)	(17.3)%
Non-GAAP net income (loss)	$(365)	(0.4)%	$(8,620)	(9.3)%	$3,856	2.3%	$(25,756)	(13.7)%
Adjusted EBITDA	$988	1.2%	$(10,329)	(11.1)%	$6,633	4.0%	$(30,431)	(16.2)%
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

Revenue
The following table presents information regarding our net revenue for the three and six months ended August 2, 2024 and August 4, 2023.

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2024	August 4, 2023	$	%	August 2, 2024	August 4, 2023	$	%

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$71,199	$66,426	$4,773	7.2%	$140,274	$129,022	$11,252	8.7%
Managed Security Services	93	10,399	(10,306)	(99.1)%	3,239	25,062	(21,823)	(87.1)%
Total Subscription revenue	$71,292	$76,825	$(5,533)	(7.2)%	$143,513	$154,084	$(10,571)	(6.9)%
Professional services	10,890	16,141	(5,251)	(32.5)%	24,321	33,277	(8,956)	(26.9)%
Total net revenue	$82,182	$92,966	$(10,784)	(11.6)%	$167,834	$187,361	$(19,527)	(10.4)%
Subscription Revenue. For the three and six months ended August 2, 2024, subscription revenue decreased $5.5 million, or 7.2%, and $10.6 million, or 6.9%, respectively. The revenue decrease reflects our continued focus on reducing non-strategic service offerings and prioritizing the growth of our Taegis Subscription Solutions.
Professional Services Revenue. For the three and six months ended August 2, 2024, professional services revenue decreased $5.3 million, or 32.5%, and $9.0 million, or 26.9%, respectively. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with fiscal 2024 periods.
For the three and six months ended August 2, 2024, international revenue, which we define as revenue contracted through non-U.S. entities represented 40% and 39%, respectively. For the three and six months ended August 4, 2023, international revenue represented 38% and 37% of total revenue, respectively. Currently, our international customers are primarily located in Japan, Australia, the United Kingdom, and Canada. We are focused on continuing to grow our international customer base in future periods.
The Company recognized an immaterial amount of revenue for services provided to or on behalf of Dell under our commercial agreements with Dell. For more information regarding the commercial agreements, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and six months ended August 2, 2024 and August 4, 2023.

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2024	August 4, 2023	$	%	August 2, 2024	August 4, 2023	$	%

	(in thousands, except percentages)
Cost of revenue:
Taegis Subscription Solutions	$20,049	$20,740	$(691)	(3.3)%	$39,480	$40,648	$(1,168)	(2.9)%
Managed Security Services	1,017	9,344	(8,327)	(89.1)%	2,402	20,455	(18,053)	(88.3)%
Total subscription cost of revenue	21,066	30,084	(9,018)	(30.0)%	41,882	61,103	(19,221)	(31.5)%
Professional Services cost of revenue	6,379	9,973	(3,594)	(36.0)%	13,439	21,740	(8,301)	(38.2)%
Total cost of revenue	$27,445	$40,057	$(12,612)	(31.5)%	$55,321	$82,843	$(27,522)	(33.2)%
Other Financial Information (1)
Non-GAAP cost of revenue:
Taegis Subscription Solutions	$18,265	$19,444	$(1,179)	(6.1)%	$36,010	$38,204	$(2,194)	(5.7)%
Managed Security Services	1,017	5,894	(4,877)	(82.7)%	2,354	13,527	(11,173)	(82.6)%
Total non-GAAP subscription	19,282	25,338	(6,056)	(23.9)%	38,364	51,731	(13,367)	(25.8)%
Non-GAAP Professional Services	6,048	9,651	(3,603)	(37.3)%	12,734	21,093	(8,359)	(39.6)%
Total Non-GAAP cost of revenue	$25,329	$34,989	$(9,660)	(27.6)%	$51,098	$72,824	$(21,726)	(29.8)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended August 2, 2024, subscription cost of revenue decreased $9.0 million, or 30.0%. As a percentage of revenue, subscription cost of revenue decreased 970 basis points to 29.5%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 600 basis points to 27.0%. The decrease in subscription cost of revenue was primarily attributable to lower vendor costs and lower employee-related expenses to support our subscription offerings. Those costs are lower as a percentage of revenue because our higher margin Taegis subscription solutions represented the majority of subscription revenue.
For the six months ended August 2, 2024, subscription cost of revenue decreased $19.2 million, or 31.5%. As a percentage of revenue, subscription cost of revenue decreased 1,050 basis points to 29.2%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 690 basis points to 26.7%. The decrease in subscription cost of revenue was primarily attributable to lower vendor costs and lower employee-related expenses to support our subscription offerings. Those costs are lower as a percentage of revenue because our higher margin Taegis subscription solutions represented the majority of subscription revenue.
Professional Services Cost of Revenue. For the three months ended August 2, 2024, professional services cost of revenue decreased $3.6 million, or 36.0%. As a percentage of revenue, professional services cost of revenue decreased 320 basis points to 58.6%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 430 basis points to 55.5%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
For the six months ended August 2, 2024, professional services cost of revenue decreased $8.3 million, or 38.2%. As a percentage of revenue, professional services cost of revenue decreased 1,000 basis points to 55.3%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 1,100 basis points to 52.4%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional service offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and six months ended August 2, 2024 and August 4, 2023.

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2024	August 4, 2023	$	%	August 2, 2024	August 4, 2023	$	%

	(in thousands, except percentages)
Gross Profit:
Taegis Subscription Solutions	$51,150	$45,686	$5,464	12.0%	$100,794	$88,374	$12,420	14.1%
Managed Security Services	(924)	1,055	(1,979)	(187.6)%	837	4,607	(3,770)	(81.8)%
Total Subscription	$50,226	$46,741	$3,485	7.5%	$101,631	$92,981	$8,650	9.3%
Professional Services	4,511	6,168	(1,657)	(26.9)%	10,882	11,537	(655)	(5.7)%
Total Gross Profit	$54,737	$52,909	$1,828	3.5%	$112,513	$104,518	$7,995	7.6%

Gross Margin:
Taegis Subscription Solutions	71.8%	68.8%	3.0%		71.9%	68.5%	3.4%
Managed Security Services	(993.5)%	10.1%	(1,003.6)%		25.8%	18.4%	7.4%
Total Subscription	70.5%	60.8%	9.7%		70.8%	60.3%	10.5%
Professional Services	41.4%	38.2%	3.2%		44.7%	34.7%	10.0%
Total Gross Margin	66.6%	56.9%	9.7%		67.0%	55.8%	11.2%

Other Financial Information (1)
Non-GAAP Gross Profit:
Taegis Subscription Solutions	$52,934	$46,982	$5,952	12.7%	$104,264	$90,818	$13,446	14.8%
Managed Security Services	(924)	4,505	(5,429)	(120.5)%	885	11,535	(10,650)	(92.3)%
Total Non-GAAP Subscription	$52,010	$51,487	$523	1.0%	$105,149	$102,353	$2,796	2.7%
Non-GAAP Professional Services	4,842	6,490	(1,648)	(25.4)%	11,587	12,184	(597)	(4.9)%
Total Non-GAAP Gross Profit	$56,853	$57,977	$(1,124)	(1.9)%	$116,736	$114,537	$2,199	1.9%

Non-GAAP Gross Margin:
Taegis Subscription Solutions	74.3%	70.7%	3.6%		74.3%	70.4%	3.9%
Managed Security Services	(993.5)%	43.3%	(1,036.8)%		27.3%	46.0%	(18.7)%
Total Non-GAAP Subscription	73.0%	67.0%	6.0%		73.3%	66.4%	6.9%
Non-GAAP Professional Services	44.5%	40.2%	4.3%		47.6%	36.6%	11.0%
Total Non-GAAP Gross Margin	69.2%	62.4%	6.8%		69.6%	61.1%	8.5%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin increased 9.7% and 10.5% for the three and six months ended August 2, 2024, respectively. The increase in subscription gross margin is primarily attributable to lower vendor costs as we continue to scale the delivery of our higher value, higher margin Taegis Subscription Solutions.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 6.0% and 6.9% for the three and six months ended August 2, 2024, respectively.
Professional Services Gross Margin. Professional services gross margin increased 3.2% and 10.0% for the three and six months ended August 2, 2024, respectively. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding this adjustment, gross margin increased 4.3% and 11.0% for the three and six months ended August 2, 2024, respectively.

Operating Expenses
The following table presents information regarding our operating expenses during the three and six months ended August 2, 2024 and August 4, 2023.

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2024	August 4, 2023	$	%	August 2, 2024	August 4, 2023	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$22,804	$28,236	$(5,432)	(19.2)%	$47,352	$59,408	$(12,056)	(20.3)%
Sales and marketing	24,512	31,237	(6,725)	(21.5)%	48,413	65,763	(17,350)	(26.4)%
General and administrative	20,552	20,366	186	0.9%	39,070	42,629	(3,559)	(8.3)%
Reorganization and other related charges	—	14,232	(14,232)	(100.0)%	1,476	14,232	(12,756)	(89.6)%
Total operating expenses	$67,868	$94,071	$(26,203)	(27.9)%	$136,311	$182,032	$(45,721)	(25.1)%

Other Financial Information (1)
Non-GAAP research and development	$20,035	$25,555	$(5,520)	(21.6)%	$41,204	$54,125	$(12,921)	(23.9)%
Non-GAAP sales and marketing	23,036	30,140	(7,104)	(23.6)%	45,751	63,825	(18,074)	(28.3)%
Non-GAAP general and administrative	13,384	13,532	(148)	(1.1)%	24,662	28,915	(4,253)	(14.7)%
Non-GAAP operating expenses	$56,455	$69,227	$(12,772)	(18.4)%	$111,617	$146,865	$(35,248)	(24.0)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended August 2, 2024, R&D expenses decreased $5.4 million, or 19.2%. As a percentage of revenue, R&D expenses decreased 270 basis points to 27.7% and, on a non-GAAP basis, R&D expenses as a percentage of revenue decreased 310 basis points to 24.4%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses and lower professional services and consulting-related costs.
For the six months ended August 2, 2024, R&D expenses decreased $12.1 million, or 20.3%. As a percentage of revenue, R&D expenses decreased 350 basis points to 28.2% and on a non-GAAP basis, R&D expenses as a percentage of revenue decreased 430 basis points to 24.6%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, and lower professional services and consulting-related costs.
Sales and Marketing Expenses. For the three months ended August 2, 2024, S&M expenses decreased $6.7 million, or 21.5%. As a percentage of revenue, S&M expenses decreased 380 basis points to 29.8% and, on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 440 basis points to 28.0%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs and lower employee-related expenses.
For the six months ended August 2, 2024, S&M expenses decreased $17.4 million, or 26.4%. As a percentage of revenue, S&M expenses decreased 630 basis points to 28.8%, and on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 680 basis points to 27.3%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs as well as lower employee-related expenses.
General and Administrative Expenses. For the three months ended August 2, 2024, G&A expenses increased $0.2 million, or 0.9%. As a percentage of revenue, G&A expenses increased 310 basis points to 25.0%, and on a non-GAAP basis, G&A expenses as a percentage of revenue increased 170 basis points to 16.3%. The increase in G&A expenses were primarily attributable to higher professional services and consulting-related costs.
For the six months ended August 2, 2024, G&A expenses decreased $3.6 million, or 8.3%. As a percentage of revenue, G&A expenses increased 50 basis points to 23.3%. On a non-GAAP basis, G&A expenses as a percentage of revenue decreased 70 basis points to 14.7%. The decrease in G&A expenses was primarily attributable to lower employee-related expenses, and lower professional services and consulting-related costs.
Reorganization and other related charges. During the three and six months ended August 2, 2024, the Company incurred expenses of $1.5 million associated with its reorganization plan, consisting primarily of severance and other termination benefits.

Operating Loss
Our operating loss for the three months ended August 2, 2024 and August 4, 2023 was $13.1 million and $41.2 million, respectively. As a percentage of revenue, our operating loss was 16.0% and 44.3% for the three months ended August 2, 2024 and August 4, 2023, respectively. The decrease in our operating loss was primarily attributable to a decrease in operating expenses as a percentage of revenue and was supplemented by increased gross margins driven by our higher value, higher margin Taegis solutions.
Our operating loss for the six months ended August 2, 2024 and August 4, 2023 was $23.8 million and $77.5 million, respectively. As a percentage of revenue, our operating loss was 14.2% and 41.4% for the six months ended August 2, 2024 and August 4, 2023, respectively. The decrease in our operating loss was primarily attributable to a decrease in operating expenses as a percentage of revenue and was supplemented by increased gross margins driven by our higher value, higher margin Taegis solutions.
Operating loss on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $0.4 million and $5.1 million for the three and six months ended August 2, 2024, respectively, compared to non-GAAP operating loss of $11.3 million and $32.3 million for the three and six months ended August 4, 2023, respectively.
Interest and Other, Net
Interest and other, net represented expense of $0.9 million and $0.1 million for the three and six months ended August 2, 2024, respectively, compared with net expense of $0.6 million and $2.4 million for the three and six months ended August 4, 2023, respectively. The change primarily reflects the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax expense was $0.7 million, or (5.2)%, and $26.9 million, or (112.8)%, of our pre-tax loss during the three and six months ended August 2, 2024, respectively. Our income tax benefit was $9.4 million, or 22.6%, and $16.6 million, or 20.7%, of our pre-tax loss during the three and six months ended August 4, 2023, respectively. The change in the effective tax rate was primarily attributable to the impact of tax deconsolidation from Dell during the three months ended May 3, 2024. Additionally, the change in effective tax rate was driven by the impact of certain discrete adjustments related to the vesting of stock-based compensation awards in the current quarter and the recognition of additional benefits related to research and development credits.
Net Income (Loss)
Our net loss of $14.7 million decreased $17.6 million, or 54.5%, for the three months ended August 2, 2024 compared to the three months ended August 4, 2023. Our net loss of $50.8 million decreased $12.5 million, or 19.8%, for the six months ended August 2, 2024 compared to the six months ended August 4, 2023. This decrease was primarily attributable to our decreased operating loss, partially offset by the impact of income tax expense associated with the tax deconsolidation from Dell during the three months ended May 3, 2024.
Net loss on a non-GAAP basis for the three months ended August 2, 2024 was $0.4 million compared to non-GAAP net loss of $8.6 million for the three months ended August 4, 2023. For the six months ended August 2, 2024, non-GAAP net income was $3.9 million compared to non-GAAP net loss of $25.8 million for the six months ended August 4, 2023.

Liquidity and Capital Commitments
Overview
As of August 2, 2024, we have $47.6 million of cash and cash equivalents. We believe that our cash and cash equivalents and access to the revolving credit facility with Dell, described below, provide us with sufficient liquidity to meet our cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter.
As of the balance sheet date, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, as of the balance sheet date. We have, in recent periods, incurred losses from operations and operating cash outflows. Our future capital requirements will depend on many factors, including, but not limited to, our rate of revenue growth, the timing and extent of our expansion into new markets, the timing of introductions of new functionalities and enhancements to our solutions, potential acquisitions of complementary businesses and technologies, continuing market acceptance of our solutions, and general economic and market conditions.
We expect our recent reorganization actions to result in significant cost savings as we focus on driving growth through our higher value, higher margin Taegis solutions. We believe these efforts will optimize our organizational structure and increase scalability to better position us for growth with improving operating margins over time.
In the event that our financial results are below our expectations, which may result from the factors mentioned above or other factors, we may need to take additional actions to preserve existing cash reserves. To the extent we undertake future material acquisitions, investments, or unanticipated capital or operating expenditures, we may require additional capital or need to incur indebtedness. In this context, we regularly evaluate opportunities to enhance our capital structure. In addition to our $50 million revolving credit facility, sources of financing may include arrangements with unaffiliated third parties. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all.
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	August 2, 2024	February 2, 2024

	(in thousands)
Cash and cash equivalents	$47,628	$68,655
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
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants, and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the facility as of August 2, 2024 or as of February 2, 2024, and we did not borrow any amounts under the facility during any period covered by this report.
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

Cash Flows

	Six Months Ended
	August 2, 2024	August 4, 2023

	(in thousands)
Net change in cash from:
Operating activities	$(8,808)	$(67,390)
Investing activities	(3,994)	(2,940)
Financing activities	(7,010)	(5,711)
Effect of exchange rate changes on cash and cash equivalents	(1,215)	(2,577)
Change in cash and cash equivalents	$(21,027)	$(78,618)
Operating Activities — Cash used in operating activities totaled $8.8 million and $67.4 million for the six months ended August 2, 2024 and August 4, 2023, respectively. The decreased use of our operating cash aligns with our increase in adjusted EBITDA when compared to the same period in fiscal 2024.
Investing Activities — Cash used in investing activities totaled $4.0 million for the six months ended August 2, 2024 and $2.9 million for the six months ended August 4, 2023. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis security platform and applications, which increased $0.6 million when compared to the same period in fiscal 2024.
Financing Activities — Cash used in financing activities totaled $7.0 million and $5.7 million for the six months ended August 2, 2024 and August 4, 2023, respectively. The use of cash for the six months ended August 2, 2024 reflected employee tax withholding payments on restricted stock awards paid by us of $7.0 million and $5.7 million for the six months ended August 2, 2024 and August 4, 2023, respectively.
Off-Balance Sheet Arrangements
As of August 2, 2024, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or to our estimates associated with those policies during the three and six months ended August 2, 2024.
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
As our international operations grow, we may begin using foreign exchange forward contracts to partially mitigate the impact of fluctuations in net monetary assets denominated in foreign currencies.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange of 1934, or Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2024. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 2, 2024.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1**
SecureWorks Corp. 2016 Long-Term Incentive Plan, as amended and restated as of June 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 25, 2025) (Commission File No. 001-37748).

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

Date: September 6, 2024