Form 10-Q
period 2024-11-01
SecureWorks Corp
filed 2024-12-04
CIK 1468666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2024

or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 2, 2024, there were 88,890,066 shares of the registrant's common stock outstanding, consisting of 18,890,066 outstanding shares of Class A common stock and 70,000,000 outstanding shares of Class B common stock.

Except where the content otherwise requires or where otherwise indicated, all references in this report to "Secureworks," "we," "us," "our," and "our Company" to refer to SecureWorks Corp. and our subsidiaries on a consolidated basis.
Part I. Financial Information
Item 1. Financial Statements
SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)
(in thousands, except for per share data)

	November 1, 2024	February 2, 2024

ASSETS
Current assets:
Cash and cash equivalents	$53,088	$68,655
Accounts receivable, net of allowances of $1,739 and $1,552, respectively	53,740	54,266
Other current assets	13,388	15,218
Total current assets	120,216	138,139
Property and equipment, net	1,424	2,149
Operating lease right-of-use assets, net	3,637	5,069
Goodwill	425,118	425,472
Intangible assets, net	73,309	83,235
Other non-current assets	41,272	70,715
Total assets	$664,976	$724,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,389	$8,974
Accrued and other current liabilities	63,076	61,895
Short-term deferred revenue	124,980	131,245
Total current liabilities	195,445	202,114
Long-term deferred revenue	11,235	5,706
Operating lease liabilities, non-current	4,833	7,803
Other non-current liabilities	9,110	7,831
Total liabilities	220,623	223,454
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock - $0.01 par value: 200,000 shares authorized; — shares issued	—	—
Common stock - Class A of $0.01 par value: 2,500,000 shares authorized; 18,890 and 16,392 shares issued and outstanding, at November 1, 2024 and February 2, 2024, respectively.	189	164
Common stock - Class B of $0.01 par value: 500,000 shares authorized; 70,000 shares issued and outstanding	700	700
Additional paid in capital	1,017,953	996,291
Accumulated deficit	(548,469)	(470,163)
Accumulated other comprehensive loss	(6,124)	(5,771)
Treasury stock, at cost - 1,257 shares	(19,896)	(19,896)
Total stockholders' equity	444,353	501,325
Total liabilities and stockholders' equity	$664,976	$724,779
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Net revenue:
Subscription	$71,407	$75,212	$214,920	$229,296
Professional services	11,326	14,152	35,647	47,429
Total net revenue	82,733	89,364	250,567	276,725
Cost of revenue:
Subscription	19,885	25,986	61,767	87,089
Professional services	6,782	8,629	20,221	30,369
Total cost of revenue	26,667	34,615	81,988	117,458
Gross profit	56,066	54,749	168,579	159,267
Operating expenses:
Research and development	24,344	26,358	71,696	85,766
Sales and marketing	26,090	27,079	74,503	92,842
General and administrative	27,790	20,565	66,860	63,194
Reorganization and other related charges	—	—	1,476	14,232
Total operating expenses	78,224	74,002	214,535	256,034
Operating loss	(22,158)	(19,253)	(45,956)	(96,767)
Interest and other (expense) income, net	(483)	684	(561)	(1,698)
Loss before income taxes	(22,641)	(18,569)	(46,517)	(98,465)
Income tax expense (benefit)	4,860	(4,148)	31,789	(20,715)
Net loss	$(27,501)	$(14,421)	$(78,306)	$(77,750)

Loss per common share (basic and diluted)	$(0.31)	$(0.17)	$(0.89)	$(0.90)
Weighted-average common shares outstanding (basic and diluted)	88,847	86,278	88,300	85,943
 The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Net loss	$(27,501)	$(14,421)	$(78,306)	$(77,750)
Foreign currency translation adjustments, net of tax	305	(2,038)	(353)	(1,379)
Comprehensive loss	$(27,196)	$(16,459)	$(78,659)	$(79,129)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	November 1, 2024	November 3, 2023
Cash flows from operating activities:
Net loss	$(78,306)	$(77,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,065	26,028
Amortization of right of use asset	1,315	1,686
Reorganization and other related charges	—	3,272
Amortization of costs capitalized to obtain revenue contracts	11,069	12,964
Amortization of costs capitalized to fulfill revenue contracts	—	2,562
Stock-based compensation expense	28,992	24,852
Impact of income tax provision	25,486	(20,715)
Provision for credit losses	297	232
Changes in assets and liabilities:
Accounts receivable	159	15,292
Net transactions with Dell	(5,506)	3,790
Other assets	(1,407)	(2,544)
Accounts payable	(1,546)	(7,280)
Deferred revenue	(537)	(19,933)
Operating leases, net	(3,506)	(3,236)
Accrued and other liabilities	5,972	(29,127)
Net cash used in operating activities	(453)	(69,907)
Cash flows from investing activities:
Capital expenditures	(1,509)	(875)
Software development costs	(4,942)	(4,106)
Net cash used in investing activities	(6,451)	(4,981)
Cash flows from financing activities:
Taxes paid on vested restricted shares	(7,305)	(5,947)
Net cash used in financing activities	(7,305)	(5,947)
Effect of exchange rate changes on cash and cash equivalents	(1,358)	(4,577)
Net decrease in cash and cash equivalents	(15,567)	(85,412)
Cash and cash equivalents at beginning of the period	68,655	143,517
Cash and cash equivalents at end of the period	$53,088	$58,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

SECUREWORKS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(in thousands, except per share data)

Three Months Ended November 1, 2024	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balances, August 2, 2024	18,758	$188	70,000	$700	$1,006,798	$(520,968)	$(6,429)	$(19,896)	$460,393
Net loss	—	—	—	—	—	(27,501)	—	—	(27,501)
Other comprehensive income	—	—	—	—	—	—	305	—	305
Vesting of restricted stock units	182	2	—	—	(2)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(50)	(1)	—	—	(294)	—	—	—	(295)
Stock-based compensation	—	—	—	—	11,451	—	—	—	11,451
Balances, November 1, 2024	18,890	$189	70,000	$700	$1,017,953	$(548,469)	$(6,124)	$(19,896)	$444,353

Nine Months Ended November 1, 2024	Common Stock - Class A		Common Stock - Class B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balances, February 2, 2024	16,392	$164	70,000	$700	$996,291	$(470,163)	$(5,771)	$(19,896)	$501,325
Net loss	—	—	—	—	—	(78,306)	—	—	(78,306)
Other comprehensive loss	—	—	—	—	—	—	(353)	—	(353)
Vesting of restricted stock units	3,679	37	—	—	(37)	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(1,181)	(12)	—	—	(7,293)	—	—	—	(7,305)
Stock-based compensation	—	—	—	—	28,992	—	—	—	28,992
Balances, November 1, 2024	18,890	$189	70,000	$700	$1,017,953	$(548,469)	$(6,124)	$(19,896)	$444,353
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
On April 27, 2016, the Company completed its initial public offering, or IPO. Upon the closing of the IPO, Dell Technologies Inc., or Dell Technologies, owned, indirectly through Dell and its subsidiaries, all shares of the Company’s outstanding Class B common stock, which as of November 1, 2024, represented approximately 78.7% of the Company’s total outstanding shares of common stock and approximately 97.4% of the combined voting power of both classes of the Company’s outstanding common stock.
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
Merger Agreement
On October 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sophos Inc., a Massachusetts corporation (“Parent”) and Project Green Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, the “Buyer Parties”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). The Buyer Parties are affiliates of investment funds managed by Thoma Bravo, L.P.
If the Merger is consummated, the Company intends to delist its Class A common stock from the Nasdaq Global Select Market of the Nasdaq Stock Market LLC and deregister its Class A common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as promptly as practicable following the Effective Time (as defined in the Merger Agreement).
At the Effective Time each share of Class A common stock of the Company, par value $0.01 per share, and Class B common stock, par value $0.01 per share, that is issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares (as defined in the Merger Agreement) or shares (i) held in the Company’s treasury, (ii) owned by Parent, Merger Sub or their respective direct or indirect wholly owned subsidiaries or (iii) owned by any direct or indirect wholly owned subsidiary of the Company) will be converted into the right to receive cash in an amount equal to $8.50, without interest thereon.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger transaction, or Merger, including (i) the Company receiving the Written Consent (as defined below) (which has been satisfied, as described below), (ii) (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (b) the clearance or approval under certain specified antitrust laws and foreign investment laws, (iii) the absence of any governmental authority of competent authority in certain specified jurisdictions issuing

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

any order or other legal restraint that makes consummation of the Merger illegal or otherwise prohibited, (iv) at least 20 calendar days have elapsed since the Company’s mailing to the Company’s stockholders of the information statement on Schedule 14C, and (v) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement that has occurred that is continuing.
Following the execution of the Merger Agreement, on October 21, 2024, Dell Technologies Inc., a Delaware corporation, who, as of October 21, 2024 indirectly held approximately 97.4% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock executed and delivered to the Company a written consent, or Written Consent, approving and adopting the Merger Agreement and the transactions contemplated therein, including the Merger. As a result of the execution and delivery of the Written Consent, the holders of at least a majority of the outstanding shares of Class A common stock and Class B common stock with the right to vote thereon have adopted and approved the Merger Agreement. The delivery of the Written Consent constituted the necessary approvals of stockholders for the approval of the Merger, subject to the other conditions set forth in the Merger Agreement.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, the Company is subject to certain contractual restrictions that limit the Company’s ability to take certain actions, including the ability to undertake acquisitions, investments or capital expenditures or to incur indebtedness, subject to certain exceptions.
The Merger Agreement contains certain termination rights for the Company, on the one hand, and Parent, on the other hand, including that, subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by 11:59 p.m. Eastern Time, on June 20, 2025 or such other date as may be mutually agreed upon in writing by the parties (the “End Date”). Upon termination of the Merger Agreement under specified circumstances, including if the Merger Agreement is terminated under certain circumstances and prior to such termination, an Acquisition Proposal for an Acquisition Transaction (each as defined in the Merger Agreement) is publicly known and not publicly withdrawn and, within twelve months after the date of such termination, an Acquisition Transaction is consummated or the Company enters into an agreement providing for the consummation of an Acquisition Transaction, the Company will be required to pay Parent a termination fee of $26,000,000.
In addition, Parent will be required to pay the Company a termination fee of $52,000,000 under certain circumstances, including if the Company terminates the Merger Agreement (i) due to Parent or Merger Sub breaching its representations, warranties or covenants that would have a Parent Material Adverse Effect and is incapable of being cured by the End Date or (ii) because all conditions to the Merger have been satisfied (subject to customary exceptions) and the Buyer Parties fail to consummate the Merger within three business days after the later of receiving written notification from the Company and the day on which the Closing should have occurred.
On November 22, 2024, the Company filed with the SEC its definitive information statement on Schedule 14C in connection with the Merger.
Completion of the Merger is currently expected to occur in early 2025, subject to regulatory approvals and other conditions.
Revisions
The Company’s historical classification of the effects of exchange rate changes on the Company’s foreign-denominated cash and cash equivalents balances was not presented separately as the effect of exchange rate changes on cash and cash equivalents in the Company’s Condensed Consolidated Statements of Cash Flows, but rather was included as a component of net cash provided by (used in) operating activities and investing activities. The Company has revised the Condensed Consolidated Statements of Cash Flows for each fiscal quarter of fiscal 2024 to correct these classifications. For the nine months ended November 3, 2023, the impact of this correction was a decrease of $4.6 million in net cash used in operating activities and other de minimis impacts to cash flows from capital expenditures, as included in total cash used in investing activities. The corresponding amounts are presented separately as the effect of exchange rate changes on cash and cash equivalents. These revisions do not impact the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, or the Condensed Consolidated Statements of Financial Position.
The Company has concluded that the effects of this revision are not material to any of our previously issued financial statements. This revision impacts our unaudited interim Condensed Consolidated Financial Statements for each fiscal quarter in fiscal 2024.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Friday closest to January 31. The Company refers to fiscal year ending January 31, 2025, and fiscal year ended February 2, 2024, as fiscal 2025 and fiscal 2024, respectively. Fiscal 2025 and fiscal 2024 each consist of 52 weeks and each quarter consists of 13 weeks. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal periods.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. In the Condensed Consolidated Statements of Operations, estimates are used when accounting for revenue arrangements, determining the cost of revenue, allocating cost, estimating the impact of contingencies, and evaluating long-lived asset impairment. In the Condensed Consolidated Statements of Financial Position, estimates are used in determining the valuation and recoverability of assets, such as accounts receivables, inventories, fixed assets, capitalized software, goodwill, and other identifiable intangible assets. Estimates are also used in determining the reported amounts of liabilities, such as taxes payable and the impact of contingencies. All estimates also impact the Condensed Consolidated Statements of Operations. Actual results could differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment and impacts of inflation. The Company considered the potential impact of the current economic and geopolitical uncertainties on its estimates and assumptions, and it determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended November 1, 2024. As the current economic environment and certain geopolitical uncertainties continue to develop, many of the Company’s estimates could require increased judgment and be subject to a higher degree of variability and volatility. As a result, the Company’s estimates may change materially in future periods.
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
As of November 1, 2024, the Company held $53.1 million in cash and cash equivalents. There were no amounts drawn on the $50 million revolving credit facility with Dell as of November 1, 2024. The Company believes that its cash and cash equivalents and access to the revolving credit facility will provide sufficient liquidity to meet its cash requirements, including to fund its business and meet its obligations, for at least 12 months from the filing date of this report.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses”, which requires additional, disaggregated disclosure about certain income statement expense line items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning in the fiscal year ending January 31, 2025 and interim periods beginning in the first quarter of fiscal 2026. The Company is currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this guidance on our Consolidated Financial Statements and related disclosures.
Recently Adopted Accounting Pronouncements
None.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as of and for the three and nine months ended November 1, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024.

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
The following table sets forth the computation of loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Numerator:
Net loss	$(27,501)	$(14,421)	$(78,306)	$(77,750)
Denominator:
Weighted-average number of shares outstanding:
Basic and Diluted	88,847	86,278	88,300	85,943
Loss per common share:
Basic and Diluted	$(0.31)	$(0.17)	$(0.89)	$(0.90)
Weighted-average anti-dilutive share-based awards	10,593	8,845	9,673	7,693

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — CONTRACT BALANCES AND CONTRACT COSTS
The Company derives revenue primarily from subscriptions and professional services. Subscription revenue is derived from (i) Taegis software-as-a-service, or SaaS, security platform and supplemental Managed Detection and Response, or MDR, services, and (ii) Managed Security Services. Taegis’ core offerings are the security platform, Taegis Extended Detection and Response, or XDR, and the supplemental MDR service, ManagedXDR. Managed Security Services are subscription-based arrangements that typically include a suite of security services utilizing the Company’s legacy platform. During the three months ended November 1, 2024, the Company did not derive any subscription revenue from Managed Security Services. Professional services typically include incident response, adversarial testing services, and other security consulting arrangements.
The following table presents revenue by service type (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Net revenue:
Taegis Subscription Solutions	$71,407	$67,346	$211,681	$196,368
Managed Security Services	—	7,866	3,239	32,928
Total Subscription revenue	$71,407	$75,212	$214,920	$229,296
Professional Services	11,326	14,152	35,647	47,429
Total net revenue	$82,733	$89,364	$250,567	$276,725
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
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company invoices its customers based on a variety of billing schedules. During the nine months ended November 1, 2024, on average, approximately 66% of the Company’s recurring revenue was billed annually in advance and approximately 34% was billed on either a monthly or quarterly basis in advance. In addition, many of the Company’s professional services engagements are billed in advance of service commencement. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, billing frequency, and invoice timing.
Changes to the Company’s deferred revenue during the nine months ended November 1, 2024 and November 3, 2023 are as follows (in thousands):

	As of February 2, 2024	Upfront payments received and billings during the nine months ended November 1, 2024	Revenue recognized during the nine months ended November 1, 2024	As of November 1, 2024
Deferred revenue	$136,951	$159,528	$(160,264)	$136,215

	As of February 3, 2023	Upfront payments received and billings during the nine months ended November 3, 2023	Revenue recognized during the nine months ended November 3, 2023	As of November 3, 2023
Deferred revenue	$156,332	$150,135	$(173,281)	$133,186

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
As of November 1, 2024, the Company expects to recognize remaining performance obligations as follows (in thousands):

	Total	Expected to be recognized in the next 12 months	Expected to be recognized in 12-24 months	Expected to be recognized in 24-36 months	Expected to be recognized thereafter
Performance obligation - active	$175,011	$108,018	$45,622	$17,253	$4,118
Performance obligation - backlog	5,284	1,876	1,525	1,303	580
Total remaining performance obligations	$180,295	$109,894	$47,147	$18,556	$4,698
Deferred Commissions and Fulfillment Costs
The Company capitalizes a significant portion of its commission expense and related fringe benefits earned by its sales personnel and recognizes these deferred commissions on a straight-line basis over the life of the customer relationship (estimated to be six years). Historically, the Company capitalized certain costs to install and activate hardware and software used in its managed security services, primarily related to a portion of the compensation for the personnel who perform the installation activities. These deferred fulfillment costs were amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the assets relate.
Changes in the balance of total deferred commission and total deferred fulfillment costs during the nine months ended November 1, 2024 and November 3, 2023 are as follows (in thousands):

	As of February 2, 2024	Amount capitalized	Amount recognized	As of November 1, 2024
Deferred commissions	$41,815	$4,906	$(11,069)	$35,652
Deferred fulfillment costs	—	—	—	—

	As of February 3, 2023	Amount capitalized	Amount recognized	As of November 3, 2023
Deferred commissions	$49,565	$6,155	$(12,964)	$42,756
Deferred fulfillment costs	3,232	—	(2,562)	670
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

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill relates to the acquisition of Dell by Dell Technologies and represents the excess of the purchase price attributable to Secureworks over the fair value of the assets acquired and liabilities assumed, as well as subsequent business combinations completed by the Company. Goodwill decreased $0.4 million due to foreign currency translation for the nine months ended November 1, 2024, compared to February 2, 2024. Goodwill totaled $425.1 million and $425.5 million as of November 1, 2024 and February 2, 2024, respectively.
Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis during the third fiscal quarter of each fiscal year, or earlier if an indicator of impairment occurs. The Company completed the most recent annual impairment test in the third quarter of fiscal 2025 by performing a "Step 0" qualitative assessment of goodwill at the reporting unit level, as well as the Company’s indefinite-lived trade name asset at the individual asset level. The Company has one reporting unit. The qualitative assessment includes the Company’s consideration of the relevant events and circumstances that would affect the Company’s single reporting unit and indefinite-lived assets, including macroeconomic, industry and market conditions, the Company’s overall financial performance including changes to its cost structure and trends in the market price of the Company’s Class A common stock. After assessing the totality of these events and circumstances, the Company determined it was not more-likely-than not that the fair value of the reporting unit and indefinite-lived intangible asset was less than their respective carrying values. No triggering events have transpired since the performance of the qualitative assessment that would indicate a potential impairment occurred during the period through November 1, 2024.
Intangible Assets
The Company’s intangible assets as of November 1, 2024 and February 2, 2024 were as follows:

	November 1, 2024			February 2, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Customer relationships	$189,518	$(158,195)	$31,323	$189,518	$(147,624)	$41,894
Acquired Technology	141,784	(139,817)	1,967	141,784	(139,042)	2,742
Developed Technology	22,012	(12,111)	9,901	17,070	(8,589)	8,481
Finite-lived intangible assets	353,314	(310,123)	43,191	348,372	(295,255)	53,117
Trade name	30,118	—	30,118	30,118	—	30,118
Total intangible assets	$383,432	$(310,123)	$73,309	$378,490	$(295,255)	$83,235
Amortization expense related to finite-lived intangible assets was approximately $5.0 million and $14.9 million for the three and nine months ended November 1, 2024, respectively, and approximately $7.3 million and $23.4 million for the three and nine months ended November 3, 2023, respectively. Amortization expense is included within cost of revenue and general and administrative expense in the Condensed Consolidated Statements of Operations. There were no impairment charges related to intangible assets during the three and nine months ended November 1, 2024 or November 3, 2023.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — DEBT
Revolving Credit Facility
SecureWorks, Inc., a wholly-owned subsidiary of SecureWorks Corp., is a party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which the Company obtained a $50 million senior, unsecured revolving credit facility. Effective September 6, 2023, the Company executed an amendment to the revolving credit agreement that was effectuated on March 23, 2023. This amended agreement (1) increased the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) removed the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by lender and borrower, (3) extended the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modified the rate at which interest accrues on funds drawn against the revolving credit agreement to the Secured Overnight Finance Rate, or SOFR, plus 2.00%. During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, we are subject to certain contractual restrictions that limit our ability to incur indebtedness (including under the revolving credit facility), subject to certain exceptions.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants, and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the credit facility, and the Company was in compliance with all covenants, as of November 1, 2024 and February 2, 2024. Additionally, there were no amounts borrowed under the credit facility during the three and nine months ended November 1, 2024.
The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. Under the terms of the Merger Agreement, any obligations incurred under the revolving credit facility will be repaid in full at the Effective Time. The facility is not guaranteed by SecureWorks Corp. or its subsidiaries.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Legal Contingencies— The Company is periodically involved in claims and legal proceedings that arise in the ordinary course of business. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company reviews the status of such matters at least quarterly and adjusts its liabilities as necessary to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a variety of factors. Such factors include the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences. Where new information is later obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, the Company would record changes in accrued liabilities during the period in which such a determination is made. As of November 1, 2024, the Company does not believe that there were any such matters that, individually or in the aggregate, would have a material adverse effect on its business, financial condition, results of operations, or cash flows.
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
As of November 1, 2024, the Company is under audit with various state taxing authorities in which rulings related to the taxability of certain of its services are pending; the Company has recorded an estimated liability of $1.8 million related to such matters. The Company expects to continue to appeal certain of these rulings, but should the Company not prevail, it could be subject to obligations to pay additional taxes together with associated penalties and interest for the audited tax period.
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
Concentrations—The Company sells solutions to customers of all sizes through a combination of partners and its sales organization. During the three and nine months ended November 1, 2024 and November 3, 2023, the Company had no customer that represented 10% or more of its net revenue.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — LEASES
The Company’s leases primarily relate to office facilities that have remaining lease terms of 0.2 years to 2.2 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise.
The components of lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
	(in thousands)
Operating lease cost	$674	$1,079	$1,809	$3,243
Variable lease costs	160	98	415	249
Total lease costs	$834	$1,177	$2,224	$3,492
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,364	1,352	$4,075	$4,013
Weighted-average information associated with the measurement of remaining operating lease obligations is as follows:

November 1, 2024
Weighted-average remaining lease term	2.1 years
Weighted-average discount rate	5.43%
The following table summarizes the maturity of the Company’s operating lease liabilities as of November 1, 2024 (in thousands):

Fiscal Years Ending	November 1, 2024
2025	$1,194
2026	4,526
2027	4,088
Thereafter	—
Total operating lease payments	$9,808
Less imputed interest	486
Total operating lease liabilities	$9,322
During the second quarter of fiscal 2024, as part of its actions to rebalance investments cross-functionally in alignment with its current strategy and growth opportunities, the Company ceased use of certain corporate office space as a part of its real estate-related cost optimization actions. The right-of-use asset was assessed to be part of an asset group separate from the Company-level single asset group. Fair value of the asset was determined using a discounted cash flow methodology considering the asset’s specific use to generate cash flows. The Company determined the asset values were not recoverable and recorded an impairment loss of $2.9 million to its operating lease right-of-use assets in the second quarter of fiscal 2024. There were no impairments recorded during the three and nine months ended November 1, 2024. See Note 12 —“Reorganization and other related costs” for further discussion.

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
Under the 2016 Plan, the Company granted 146,653 and 7,775,270 restricted stock units during the three and nine months ended November 1, 2024, respectively, and 222,185 and 8,276,147 restricted stock units during the three and nine months ended November 3, 2023, respectively. The annual restricted stock units granted during these periods vest over a three-year period. Approximately 22% and 17% of such awards granted during the nine months ended November 1, 2024 and November 3, 2023, respectively, are subject to performance conditions. The majority of the 7,391,716 restricted stock unit awards made during the three months ended May 3, 2024 were subject to stockholder approval at the Company’s 2024 annual meeting of stockholders, which took place on June 25, 2024, of an amendment to the 2016 Plan. The amendment to the 2016 Plan increased the number of shares of Class A common stock issuable under the plan by 7,500,000 shares. Such stockholder approval was obtained at the annual meeting on June 25, 2024, and those awards were deemed granted and outstanding for accounting purposes as of the approval date.
The Company may grant long-term cash awards to certain employees under the 2016 Plan. The cash awards issued during the last three fiscal years are not subject to any performance conditions and vest in equal installments over a three-year period. The Company granted an immaterial amount of cash awards during the nine months ended November 1, 2024 and November 3, 2023, respectively. The Company recognized $12 thousand and $0.3 million of related compensation expense for the three and nine months ended November 1, 2024, respectively, and $0.4 million and $1.5 million of related compensation expense for the three and nine months ended November 3, 2023, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — INCOME AND OTHER TAXES
The Company’s loss before income taxes, income tax expense (benefit), and effective income tax rate for the three and nine months ended November 1, 2024 and November 3, 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Loss before income taxes	$(22,641)	$(18,569)	$(46,517)	$(98,465)
Income tax expense (benefit)	$4,860	$(4,148)	$31,789	$(20,715)
Effective tax rate	(21.5)%	22.3%	(68.3)%	21.0%
On March 13, 2024, Dell’s economic ownership of the Company dropped below 80%. As a result, the Company no longer qualifies for inclusion in Dell Technologies’ consolidated U.S. federal income tax return, as well as tax returns in certain U.S. state jurisdictions that follow similar consolidation requirements. Commencing with this deconsolidation, the Company will file its own consolidated U.S. federal income tax return. Given the Company’s recent history of cumulative losses, a valuation allowance was recorded against its federal deferred tax assets, as well as certain U.S. state deferred tax assets. The Company recorded an initial valuation allowance of $26.2 million during the three months ended May 3, 2024. Net deferred tax balances, which include the impacts of valuation allowances, are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company’s effective tax rate for the nine months ended November 1, 2024 is primarily impacted by the increase in the valuation allowance and certain non-recurring discrete period items.
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
During the nine months ended November 3, 2023, the Company did not file separate federal tax returns as the Company generally was included in the tax grouping of other Dell entities within the respective entity’s tax jurisdiction. The income tax benefit has been calculated using the separate return method, modified to apply the benefits-for-loss approach. Under the benefits-for-loss approach, net operating losses or other tax attributes are characterized as realized by the Company when those attributes are utilized by other members of the Dell consolidated group.
Effective for tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development, or R&D, expenses in the year incurred and instead requires taxpayers to capitalize R&D expenses, including software development cost, and subsequently amortize such expenses over five years for R&D activities conducted in the United States and over fifteen years for R&D activities conducted outside of the United States. This legislation has materially impacted the Company’s deferred tax assets and corresponding valuation allowance.
As of November 1, 2024 and February 2, 2024, the Company had a net operating loss receivable from Dell of $3.3 million and $5.0 million, respectively. The Company had $4.5 million and $4.9 million of unrecognized tax benefits as of November 1, 2024 and February 2, 2024, respectively.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — RELATED PARTY TRANSACTIONS
Allocated Expenses
For the periods presented, Dell has provided various corporate services to Secureworks in the ordinary course of business. The costs of these services are governed by a shared services agreement between Secureworks and Dell Inc. The total amounts of the charges under the shared services agreement with Dell were $0.7 million and $2.0 million for the three and nine months ended November 1, 2024, respectively, and $0.7 million and $2.3 million for the three and nine months ended November 3, 2023, respectively. Management believes that the basis on which the expenses have been allocated reasonably reflects the utilization of services provided to or the benefit received by the Company during the periods presented.
Related Party Arrangements
For the periods presented, related party transactions and activities involving Dell Inc. and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.
The Company purchases computer equipment for internal use from Dell Inc. and its subsidiaries that is capitalized within property and equipment in the Condensed Consolidated Statements of Financial Position. Purchases of computer equipment from Dell and EMC Corporation, or EMC, an indirect, wholly-owned subsidiary of Dell Technologies that provides enterprise software and storage, totaled $0.1 million and $0.2 million for the three and nine months ended November 1, 2024, respectively, and $7 thousand and $0.4 million for the three and nine months ended November 3, 2023, respectively.
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
The Company provides solutions to certain customers whose contractual relationships have historically been with Dell rather than Secureworks, although the Company has the primary responsibility to provide the services. Effective August 1, 2015, in connection with the IPO, Dell transferred many of these customer contracts to the Company, forming a direct contractual relationship between the Company and the end customer. For customers whose contracts have not yet been transferred or whose contracts were subsequently originated through Dell under a reseller agreement, the Company recognized revenues of approximately $14.1 million and $42.0 million for the three and nine months ended November 1, 2024, respectively, and $13.6 million and $42.9 million for the three and nine months ended November 3, 2023, respectively.
As the Company’s customer, Dell also purchases services from the Company. The Company recognized revenues from such purchases of approximately $0.1 million and $0.3 million for the three and nine months ended November 1, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended November 3, 2023, respectively. For each of the periods presented, the majority of these revenues represented professional services revenue.
As a result of the foregoing related party arrangements, the Company has recorded the following related party balances in the Condensed Consolidated Statements of Financial Position as of November 1, 2024 and as of February 2, 2024 (in thousands):

	November 1, 2024	February 2, 2024
Net related party receivable (included in "Other current assets") / (payable) (included in "Accrued and other current liabilities")	$1,808	$(4,868)

Accounts receivable from customers under reseller agreements with Dell (in accounts receivable, net)	$6,763	$5,748

Net operating loss tax sharing receivable under agreement with Dell	$3,320	$4,976

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — FAIR VALUE MEASUREMENTS
The Company measures fair value within the guidance of the three-level valuation hierarchy. This hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The categorization of a measurement within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Other observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3 - Significant unobservable inputs
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities of the Company that are measured at fair value on a recurring basis using the respective input levels as of November 1, 2024 and February 2, 2024 were as follows (in thousands):

	November 1, 2024	February 2, 2024
	Level 1	Level 1
Cash equivalents - Money Market Funds	$1,751	$1,691
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their respective fair value due to their short-term nature.

SECUREWORKS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — REORGANIZATION AND OTHER RELATED COSTS
Beginning in fiscal year ended February 3, 2023, the Company committed to a plan to align its investments more closely with its strategic priorities to meet the expected future needs of the business by reducing the Company’s workforce and implementing certain real estate‑related and other cost optimization actions. Under this plan and through continued reorganization actions, the Company began rebalancing investments cross-functionally in alignment with the Company’s current strategy and growth opportunities, such as focusing on the higher value, higher margin Taegis solutions, optimizing the Company’s organizational structure to increase its scalability, and other priorities, to better position the Company for continued growth with improving operating margins over time. Expenses associated with these actions consisted primarily of severance and other termination benefits, real estate-related expenses, and various other cost saving measures. The Company incurred expenses associated with the plan of approximately $1.5 million during the nine months ended November 1, 2024.
The following table summarizes the liability associated with these charges that is included in accrued and other current liabilities on the accompanying Condensed Consolidated Statements of Financial Position (in thousands):

	Workforce	Real estate-related	Other	Total
Balance as of February 3, 2023	$7,550	$—	$1,394	$8,944
Reorganization charge	13,873	3,272	—	17,145
Charges settled in cash	(15,802)	—	(1,394)	(17,196)
Charges settled in non-cash	—	(3,272)	—	(3,272)
Balance as of February 2, 2024	$5,621	$—	$—	$5,621
Reorganization charge	$1,476	$—	$—	$1,476
Charges settled in cash	(5,671)	—	—	(5,671)
Balance as of November 1, 2024	$1,426	$—	$—	$1,426

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “would,” “could,” “potentially,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions that convey uncertainty regarding future events or outcomes as they relate to us or our management are intended to identify forward-looking statements. Our results could be materially different from our expectations because of various risks, including risks related to: the completion of the Merger on the anticipated terms and timing; the satisfaction of the conditions to the completion of the Merger, including obtaining required regulatory approvals; achieving or maintaining profitability; enhancing our existing solutions and technologies and developing or acquiring new solutions and technologies; navigating economic conditions, geopolitical uncertainty and financial market volatility; relying on personnel with extensive information security expertise; successfully implementing our strategic plan to realign and optimize our investments with our priorities; intense competition in the Company’s markets; attracting new customers, retaining existing customers and increasing annual contract values; relying on customers in the financial services industry; managing our growth effectively; maintaining high-quality client service and support functions; the terms of our service level agreements with customers that require credits for service failures or inadequacies; recognizing revenue ratably over the terms of our Taegis security solutions and managed security services contracts; long and unpredictable sales cycles; the risks associated with expansion of the Company’s international sales and operations; the risks associated with proposed or currently enacted tax statutes, including, but not limited to, Internal Revenue Code Section 174; our exposure to fluctuations in currency exchange rates or inflation; the effect of new governmental export or import controls on our business or any international sanctions compliance program applicable to us; expanding our key distribution relationships and technology alliance partnerships; real or perceived defects, errors or vulnerabilities in our solutions or the failure of our solutions to prevent a security breach; the risks associated with cyber-attacks or other data security incidents; the risks associated with our development, use and adoption of artificial intelligence; the ability of our solutions to interoperate with our customers’ IT infrastructure; our ability to use third-party technologies; the impact of evolving information security, cybersecurity and data privacy laws and regulations on our business; maintaining and enhancing our brand; the risks associated with our acquisition of other businesses; the effect of natural disasters, public health issues, geopolitical conflict and other catastrophic events on our ability to serve customers, including the Ukrainian/Russian conflict and ongoing conflicts in the Middle East; our reliance on patents to protect its intellectual property rights; protecting, maintaining or enforcing our non-patented intellectual property rights and proprietary information; claims by third parties of infringement of their proprietary technology by us; our use of open source technology; the risks related to the Company’s relationship with Dell Technologies Inc. and Dell Inc. and control of the Company by Dell Technologies Inc., which include, but are not limited to, the effects of our deconsolidation as a part of the Dell Technologies Inc. affiliated tax group; the volatility of the price of the Company’s Class A common stock; and other risks discussed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 that was filed with the SEC on March 22, 2024, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2024 and in our other periodic and current reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. All statements by us regarding our expected financial position, revenues, cash flows and other operating results for future periods, business strategy, the outcome of legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. There can be no assurance that the Merger will be completed, or if it is completed, that it will close within the anticipated time period. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion and analysis is based upon the financial statements of Secureworks which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and should be read in conjunction with our audited financial statements and related notes for the year ended February 2, 2024 included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 that was filed with the SEC on March 22, 2024, which we refer to as the Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and future expectations. Our actual results could differ materially from those discussed or implied in our forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Cautionary Note Regarding Forward-Looking Statements” above and in "Risk Factors" in Part I, Item 1A of our Annual Report and in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2024.
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
Except where the context otherwise requires or as otherwise indicated, (1) all references to "Secureworks," "we," "us," "our," and "our Company" in this management’s discussion and analysis refer to SecureWorks Corp. and our subsidiaries on a consolidated basis, (2) all references to "Dell" refer to Dell Inc. and its subsidiaries on a consolidated basis and (3) all references to "Dell Technologies" refer to Dell Technologies Inc., the ultimate parent company of Dell Inc.
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
Merger Agreement
On October 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sophos Inc., a Massachusetts corporation (“Parent”) and Project Green Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, the “Buyer Parties”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). The Buyer Parties are affiliates of investment funds managed by Thoma Bravo, L.P.
If the Merger is consummated, the Company intends to delist its Class A common stock from the Nasdaq Global Select Market of the Nasdaq Stock Market LLC and deregister its Class A common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as promptly as practicable following the Effective Time (as defined in the Merger Agreement).
At the Effective Time each share of Class A common stock of the Company, par value $0.01 per share, and Class B common stock, par value $0.01 per share, that is issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares (as defined in the Merger Agreement) or shares (i) held in the Company’s treasury, (ii) owned by Parent, Merger Sub or their respective direct or indirect wholly owned subsidiaries or (iii) owned by any direct or indirect wholly owned subsidiary of the Company) will be converted into the right to receive cash in an amount equal to $8.50, without interest thereon.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger transaction, or Merger, including (i) the Company receiving the Written Consent (as defined below) (which has been satisfied, as described below), (ii) (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (b) the clearance or approval under certain specified antitrust laws and foreign investment laws, (iii) the absence of any governmental authority of competent authority in certain specified jurisdictions issuing any order or other legal restraint that makes consummation of the Merger illegal or otherwise prohibited, (iv) at least 20 calendar days have elapsed since the Company’s mailing to the Company’s stockholders of the information statement on Schedule 14C, and (v) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement that has occurred that is continuing.
Following the execution of the Merger Agreement, on October 21, 2024, Dell Technologies Inc., a Delaware corporation, who, as of October 21, 2024 indirectly held approximately 97.4% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock executed and delivered to the Company a written consent, or Written Consent, approving and adopting the Merger Agreement and the transactions contemplated therein, including the Merger. As a result of the execution and delivery of the Written Consent, the holders of at least a majority of the outstanding shares of Class A common stock and Class B common stock with the right to vote thereon have adopted and approved the Merger Agreement. The delivery of the Written Consent constituted the necessary approvals of stockholders for the approval of the Merger, subject to the other conditions set forth in the Merger Agreement.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, the Company is subject to certain contractual restrictions that limit the Company’s ability to take certain actions, including the ability to undertake acquisitions, investments or capital expenditures or to incur indebtedness, subject to certain exceptions.
The Merger Agreement contains certain termination rights for the Company, on the one hand, and Parent, on the other hand, including that, subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by 11:59 p.m. Eastern Time, on June 20, 2025 or such other date as may be mutually agreed upon in writing by the parties (the “End Date”). Upon termination of the Merger Agreement under specified circumstances, including if the Merger Agreement is terminated under certain circumstances and prior to such termination, an Acquisition Proposal for an Acquisition Transaction (each as defined in the Merger Agreement) is publicly known and not publicly withdrawn and, within twelve months after the date of such termination, an Acquisition Transaction is consummated or the Company enters into an agreement providing for the consummation of an Acquisition Transaction, the Company will be required to pay Parent a termination fee of $26,000,000.
In addition, Parent will be required to pay the Company a termination fee of $52,000,000 under certain circumstances, including if the Company terminates the Merger Agreement (i) due to Parent or Merger Sub breaching its representations, warranties or covenants that would have a Parent Material Adverse Effect and is incapable of being cured by the End Date or (ii) because all conditions to the Merger have been satisfied (subject to customary exceptions) and the Buyer Parties fail to consummate the Merger within three business days after the later of receiving written notification from the Company and the day on which the Closing should have occurred.
On November 22, 2024, we filed with the SEC our definitive information statement on Schedule 14C in connection with the Merger.
Completion of the Merger is currently expected to occur in early 2025, subject to regulatory approvals and other conditions.
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

	November 1, 2024	November 3, 2023
Taegis subscription customer base	1,900	2,000
Total customer base	3,000	4,300
Taegis annual recurring revenue (in millions)	$288.8	$278.7
Total annual recurring revenue (in millions)	$288.8	$304.0
Taegis average subscription revenue per customer (in thousands)	$154.0	$139.1
Total average subscription revenue per customer (in thousands)	$154.0	$134.9
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
Total Average Subscription Revenue Per Customer. We define total average subscription revenue per customer as the average annual revenue per customer that subscribes to either our Taegis or other managed security subscription solutions, or both, as of the measurement date. Total average subscription revenue per customer is primarily driven by the persistence of cyber threats and the results of our sales and marketing efforts to increase the awareness of our solutions. Our customer composition of both enterprise and small and medium sized businesses provides us with an opportunity to expand our professional services revenue. As of each of November 1, 2024 and November 3, 2023, approximately 46% of our professional services customers subscribed to our Taegis solutions or managed security services.
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
Our net revenue retention rate slightly decreased year-over-year as of November 1, 2024, reflecting the end-of-life transition of our non-strategic managed security services which was completed in fiscal 2025. Net revenue retention rates may increase or decline from period to period as a result of various factors, including the timing of solutions installations, customer renewal rates, and changes to solution offerings.
Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our financial information, but which are not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, referred to as GAAP. Non-GAAP financial measures presented in this management’s discussion and analysis include non-GAAP cost of revenue, non-GAAP Taegis Subscription Solutions cost of revenue, non-GAAP Managed Security Services cost of revenue, non-GAAP subscription cost of revenue, non-GAAP professional services cost of revenue, non-GAAP gross profit, non-GAAP Taegis Subscription Solutions gross profit, non-GAAP Managed Security Services gross profit, non-GAAP subscription gross profit, non-GAAP professional services gross profit, non-GAAP gross margin, non-GAAP Taegis Subscription Solutions gross margin, non-GAAP Managed Security Services gross margin, non-GAAP subscription gross margin, non-GAAP professional services gross margin, non-GAAP operating expenses, non-GAAP research and development expenses, non-GAAP sales and marketing expenses, non-GAAP general and administrative expenses, non-GAAP operating income (loss), non-GAAP income (loss) before income taxes, non-GAAP income tax expense (benefit), non-GAAP net income (loss), non-GAAP earnings (loss) per share before income taxes, non-GAAP income tax expense (benefit) per share, non-GAAP earnings (loss) per share, weighted-average shares used in computing non-GAAP earnings (loss) per share, diluted, and adjusted earnings before interest, taxes, depreciation and amortization, stock-based compensation, merger-related costs and reorganization and other related charges, or adjusted EBITDA. We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe these non-GAAP financial measures provide useful information to help evaluate our financial performance and operating results by enhancing the overall understanding of our past performance, while allowing for increased transparency with respect to important metrics used by management for financial and operational decision-making and enabling more meaningful period-to-period comparisons and comparisons to our peers. Non-GAAP measures have been utilized as metrics used to determine variable compensation for employees.
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
The non-GAAP financial measures we present, as defined by us, exclude the items described in the reconciliation below. As the excluded items can have a material impact on earnings, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from, or as a substitute for, revenue, subscription revenue, professional services revenue, Taegis Subscription Solutions revenue, Managed Security Services revenue, gross profit, subscription gross profit, professional services gross profit, Taegis Subscription Solutions gross profit, Managed Security Services gross profit, cost of revenue, subscription cost of revenue, professional services cost of revenue, Taegis Subscription Solutions cost of revenue, Managed Security Services cost of revenue, operating expense, research and development expenses, sales and marketing expenses, general and administrative expenses, gross margin, subscription gross margin, professional services gross margin, Taegis Subscription Solutions gross margin, Managed Security Services gross margin, operating income (loss), net income (loss), or earnings (loss) per share in accordance with GAAP. The non-GAAP financial measures should be read only in conjunction with financial information presented on a GAAP basis.

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
•Stock-based Compensation Expense. Non-cash, stock-based compensation expense relates to the Company’s equity plan. We exclude such expense when assessing the effectiveness of our operating performance since stock-based compensation does not necessarily correlate with the underlying operating performance of the business.
•Reorganization and other related charges. The aggregate adjustment for expenses associated with the Company’s plan to align its investments more closely with its strategic priorities, as described in the “Notes to Condensed Consolidated Financial Statements—Note 12—Reorganization and Other Related Costs.
•Merger-related costs. Merger-related costs associated with the Company’s pending acquisition by Sophos Inc.

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in thousands, except per share data)
Revenue:
Taegis Subscription Solutions	$71,407	$67,346	$211,681	$196,368
Managed Security Services	—	7,866	3,239	32,928
Total Subscription revenue	$71,407	$75,212	$214,920	$229,296
Professional services	11,326	14,152	35,647	47,429
Total revenue	$82,733	$89,364	$250,567	$276,725

GAAP gross profit	$56,066	$54,749	$168,579	$159,267
Amortization of intangibles	1,444	3,784	4,297	12,801
Stock-based compensation expense	926	711	2,296	1,713
Non-GAAP gross profit	$58,436	$59,244	$175,172	$173,781

GAAP Taegis Subscription Solutions gross profit	$51,522	$47,419	$152,316	$135,793
Amortization of intangibles	1,444	1,208	4,297	3,404
Stock-based compensation expense	485	313	1,102	561
Non-GAAP Taegis Subscription Solutions gross profit	$53,451	$48,940	$157,715	$139,758

GAAP Managed Security Services gross profit	$—	$1,807	$837	$6,414
Amortization of intangibles	—	2,576	—	9,397
Stock-based compensation expense	—	53	48	160
Non-GAAP Managed Security Services gross profit	$—	$4,436	$885	$15,971

GAAP operating loss	$(22,158)	$(19,253)	$(45,956)	$(96,767)
Amortization of intangibles[1]	4,968	7,308	14,868	23,372
Stock-based compensation expense[2]	11,451	9,962	28,992	24,852
Reorganization and other related charges	—	—	1,476	14,232
Merger-related costs[3]	6,487	—	6,487	—
Non-GAAP operating income (loss)	$748	$(1,983)	$5,867	$(34,311)

GAAP net loss	$(27,501)	$(14,421)	$(78,306)	$(77,750)
Income tax expense (benefit)	4,860	(4,148)	31,789	(20,715)
Amortization of intangibles[1]	4,968	7,308	14,868	23,372
Stock-based compensation expense[2]	11,451	9,962	28,992	24,852
Reorganization and other related charges	—	—	1,476	14,232
Merger-related costs[3]	6,487	—	6,487	—
Non-GAAP income (loss) before income taxes	265	(1,299)	5,306	(36,009)
Non-GAAP income tax expense (benefit)[4]	62	(1,292)	1,247	(10,246)
Non-GAAP net income (loss)	$203	$(7)	$4,059	$(25,763)

GAAP loss per share	$(0.31)	$(0.17)	$(0.89)	$(0.90)
Income tax expense (benefit)	0.05	(0.05)	0.36	(0.24)
Amortization of intangibles	0.06	0.08	0.17	0.27
Stock-based compensation expense	0.13	0.12	0.33	0.29
Reorganization and other related charges	—	—	0.02	0.17
Merger-related costs	0.07	—	0.07	—
Non-GAAP earnings (loss) per share before income taxes	$0.00	$(0.02)	$0.06	$(0.42)
Non-GAAP income tax expense (benefit)	0.00	(0.02)	0.01	(0.12)
Non-GAAP earnings (loss) per share*	$0.00	$0.00	$0.05	$(0.30)
Weighted-average shares used in computing non-GAAP earnings (loss) per share, diluted	91,199	86,278	90,418	85,943
* Sum of reconciling items may differ from total due to rounding of individual components

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in thousands, except per share data)
GAAP net loss	$(27,501)	$(14,421)	$(78,306)	$(77,750)
Interest and other, net	483	(684)	561	1,698
Income tax expense (benefit)	4,860	(4,148)	31,789	(20,715)
Depreciation and amortization	5,651	8,067	17,065	26,028
Stock-based compensation expense	11,451	9,962	28,992	24,852
Reorganization and other related charges	—	—	1,476	14,232
Merger-related costs	6,487	—	6,487	—
Adjusted EBITDA	$1,431	$(1,224)	$8,064	$(31,655)

[1] Includes amortization of intangibles as follows:
Cost of revenue	$1,444	$3,784	$4,297	$12,801
General and administrative	3,524	3,524	10,571	10,571

[2] Includes stock-based compensation expense as follows:
Cost of revenue	$926	$711	$2,296	$1,713
Research and development	3,771	3,794	9,919	9,077
Sales and marketing	1,902	836	4,564	2,774
General and administrative	4,852	4,621	12,213	11,288

[3] Includes merger-related costs as follows:
General and administrative	$6,487	$—	$6,487	$—

4 In periods in which the Company has non-GAAP income before tax, the non-GAAP income tax expense is based on the Company's estimated blended tax rate. In periods the Company has non-GAAP loss before tax, the non-GAAP income tax benefit is based on GAAP tax benefit.

Our Relationship with Dell and Dell Technologies
On April 27, 2016, we completed our IPO. Upon the closing of our IPO, Dell Technologies owned, indirectly through Dell Inc. and Dell Inc.’s subsidiaries, all shares of our outstanding Class B common stock, which as of November 1, 2024 represented approximately 78.7% of our total outstanding shares of common stock and approximately 97.4% of the combined voting power of both classes of our outstanding common stock. In early March 2024, Dell’s economic ownership of the Company dropped below 80%. As a result, we no longer qualify for inclusion in Dell Technologies’ U.S. federal income tax return and most U.S. state jurisdictions. For more information, see “Notes to Consolidated Financial Statements—Note 9—Income and Other Taxes” in our consolidated financial statements included in this report.
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
•Subscription Revenue. Subscription revenue primarily consists of subscription fees derived from our Taegis solutions. Taegis’ core offerings are the security platform, Taegis XDR, and our supplemental MDR service, ManagedXDR. Managed Security Services are other subscription-based arrangements pursuant to which we derive revenue from our non-strategic suite of security services utilizing our legacy platform. During the third quarter of fiscal 2025, we did not derive any subscription revenue from Managed Security Services. Our subscription contracts typically range from one to three years. The revenue and any related costs for these deliverables are recognized ratably over the contractual term, beginning on the date when the tenant is made available to customers.
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
The fees we charge for our solutions vary based on a number of factors, including the solutions selected, the number of customer devices covered by the selected solutions, and the level of management we provide for the solutions. In the third quarter of fiscal 2025, approximately 86% of our revenue was derived from subscription-based arrangements, while approximately 14% was derived from professional services engagements. As we respond to the evolving needs of our customers, the relative mix of subscription-based solutions and professional services we provide our customers may fluctuate. International revenue, which we define as revenue contracted through non-U.S. entities, represented approximately 41% and 37% of our total net revenue in the third quarter fiscal 2025 and the third quarter fiscal 2024, respectively.
Over each period presented in this report, our pricing strategy for our various offerings was relatively consistent and did not significantly affect our revenue growth. We may, however, adjust our pricing to remain competitive and support our strategic initiatives.
Cost of Revenue
Our cost of revenue consists of costs incurred to provide subscription and professional services.
•Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel-related expenses associated with maintaining our platforms, delivering managed services to our subscription customers, and hosting these platforms. Personnel-related expenses consist primarily of salaries, benefits, and performance-based compensation. Also included in cost of subscription revenue is amortization of equipment and costs associated with hardware utilized as part of providing subscription services, amortization of technology licensing fees, amortization of intangible assets, amortization of software development costs capitalized, maintenance fees, and overhead allocations. As our business grows, the cost of subscription revenue associated with our solutions may fluctuate.
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
Gross Profit and Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a number of factors, including the mix between our existing solutions, introduction of new solutions, personnel-related costs, and cloud hosting costs. We expect our gross margins to fluctuate depending on these factors; however, we expect them to increase over time with expected growth and a higher mix of Taegis subscription solutions revenue compared to managed security services and professional services revenue.

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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of domestic and foreign income taxes. We maintain a valuation allowance for federal and certain state deferred tax assets. Based on our history of losses, we expect to maintain the full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized.
For a further discussion of income tax matters, see “Notes to Condensed Consolidated Financial Statements—Note 9—Income and Other Taxes” in our condensed consolidated financial statements included in this report.

Results of Operations
Three and nine months ended November 1, 2024 compared to the three and nine months ended November 3, 2023
The following tables summarize our key performance indicators for the three and nine months ended November 1, 2024 and November 3, 2023.

	Three Months Ended				Nine Months Ended
	November 1, 2024		November 3, 2023		November 1, 2024		November 3, 2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

	(in thousands, except percentages)
Net revenue:
Subscription	$71,407	86.3%	$75,212	84.2%	$214,920	85.8%	$229,296	82.9%
Professional Services	11,326	13.7%	14,152	15.8%	35,647	14.2%	47,429	17.1%
Total net revenue	$82,733	100.0%	$89,364	100.0%	$250,567	100.0%	$276,725	100.0%
Cost of revenue:
Subscription	$19,885	27.8%	$25,986	34.6%	$61,767	28.7%	$87,089	38.0%
Professional Services	6,782	59.9%	8,629	61.0%	20,221	56.7%	30,369	64.0%
Total cost of revenue	$26,667	32.2%	$34,615	38.7%	$81,988	32.7%	$117,458	42.4%
Total gross profit	$56,066	67.8%	$54,749	61.3%	$168,579	67.3%	$159,267	57.6%
Operating expenses:
Research and development	$24,344	29.4%	$26,358	29.5%	$71,696	28.6%	$85,766	31.0%
Sales and marketing	26,090	31.5%	27,079	30.3%	74,503	29.7%	92,842	33.6%
General and administrative	27,790	33.6%	20,565	23.0%	66,860	26.7%	63,194	22.8%
Reorganization and other related charges	—	—%	—	—%	1,476	0.6%	14,232	5.1%
Total operating expenses	$78,224	94.5%	$74,002	82.8%	$214,535	85.6%	$256,034	92.5%
Operating loss	$(22,158)	(26.8)%	$(19,253)	(21.5)%	$(45,956)	(18.3)%	$(96,767)	(35.0)%
Net loss	$(27,501)	(33.2)%	$(14,421)	(16.1)%	$(78,306)	(31.3)%	$(77,750)	(28.1)%

Other Financial Information (1)
Non-GAAP cost of revenue:
Non-GAAP Subscription	$17,956	25.1%	$21,836	29.0%	$56,320	26.2%	$73,567	32.1%
Non-GAAP Professional Services	6,341	56.0%	8,285	58.5%	19,075	53.5%	29,378	61.9%
Total Non-GAAP cost of revenue	$24,297	29.4%	$30,120	33.7%	$75,395	30.1%	$102,944	37.2%
Non-GAAP gross profit	$58,436	70.6%	$59,244	66.3%	$175,172	69.9%	$173,781	62.8%
Non-GAAP operating expenses:
Non-GAAP research and development	$20,573	24.9%	$22,564	25.2%	$61,777	24.7%	$76,689	27.7%
Non-GAAP sales and marketing	24,188	29.2%	26,243	29.4%	69,939	27.9%	90,068	32.5%
Non-GAAP general and administrative	12,927	15.6%	12,420	13.9%	37,589	15.0%	41,335	14.9%
Non-GAAP operating expenses	$57,688	69.7%	$61,227	68.5%	$169,305	67.6%	$208,092	75.2%
Non-GAAP operating income (loss)	$748	0.9%	$(1,983)	(2.2)%	$5,867	2.3%	$(34,311)	(12.4)%
Non-GAAP net income (loss)	$203	0.2%	$(7)	—%	$4,059	1.6%	$(25,763)	(9.3)%
Adjusted EBITDA	$1,431	1.7%	$(1,224)	(1.4)%	$8,064	3.2%	$(31,655)	(11.4)%
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

Revenue
The following table presents information regarding our net revenue for the three and nine months ended November 1, 2024 and November 3, 2023.

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2024	November 3, 2023	$	%	November 1, 2024	November 3, 2023	$	%

	(in thousands, except percentages)
Net revenue:
Taegis Subscription Solutions	$71,407	$67,346	$4,061	6.0%	$211,681	$196,368	$15,313	7.8%
Managed Security Services	—	7,866	(7,866)	(100.0)%	3,239	32,928	(29,689)	(90.2)%
Total Subscription revenue	$71,407	$75,212	$(3,805)	(5.1)%	$214,920	$229,296	$(14,376)	(6.3)%
Professional services	11,326	14,152	(2,826)	(20.0)%	35,647	47,429	(11,782)	(24.8)%
Total net revenue	$82,733	$89,364	$(6,631)	(7.4)%	$250,567	$276,725	$(26,158)	(9.5)%
Subscription Revenue. For the three and nine months ended November 1, 2024, subscription revenue decreased $3.8 million, or 5.1%, and $14.4 million, or 6.3%, respectively. The revenue decrease during the three and nine months ended November 1, 2024 reflects the completed exit from our non-strategic Managed Security Services offerings and our continued prioritization of growth to our Taegis Subscription Solutions.
Professional Services Revenue. For the three and nine months ended November 1, 2024, professional services revenue decreased $2.8 million, or 20.0%, and $11.8 million, or 24.8%, respectively. The revenue decrease reflects both our focus on reducing non-strategic professional service offerings and an overall decrease of billable hours when compared with fiscal 2024 periods.
For the three and nine months ended November 1, 2024, international revenue, which we define as revenue contracted through non-U.S. entities represented 41% and 40% of total revenue, respectively. For both the three and nine months ended November 3, 2023, international revenue represented 37% of total revenue, respectively. Currently, our international customers are primarily located in Japan, Australia, the United Kingdom, and Canada. We are focused on continuing to grow our international customer base in future periods.
The Company recognized an immaterial amount of revenue for services provided to or on behalf of Dell under our commercial agreements with Dell. For more information regarding the commercial agreements, see “Notes to Condensed Consolidated Financial Statements—Note 10—Related Party Transactions” in our condensed consolidated financial statements included in this report.

Cost of Revenue
The following table presents information regarding our cost of revenue for the three and nine months ended November 1, 2024 and November 3, 2023.

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2024	November 3, 2023	$	%	November 1, 2024	November 3, 2023	$	%

	(in thousands, except percentages)
Cost of revenue:
Taegis Subscription Solutions	$19,885	$19,927	$(42)	(0.2)%	$59,365	$60,575	$(1,210)	(2.0)%
Managed Security Services	—	6,059	(6,059)	(100.0)%	2,402	26,514	(24,112)	(90.9)%
Total subscription cost of revenue	19,885	25,986	(6,101)	(23.5)%	61,767	87,089	(25,322)	(29.1)%
Professional Services cost of revenue	6,782	8,629	(1,847)	(21.4)%	20,221	30,369	(10,148)	(33.4)%
Total cost of revenue	$26,667	$34,615	$(7,948)	(23.0)%	$81,988	$117,458	$(35,470)	(30.2)%
Other Financial Information (1)
Non-GAAP cost of revenue:
Taegis Subscription Solutions	$17,956	$18,406	$(450)	(2.4)%	$53,966	$56,610	$(2,644)	(4.7)%
Managed Security Services	—	3,430	(3,430)	(100.0)%	2,354	16,957	(14,603)	(86.1)%
Total non-GAAP subscription	17,956	21,836	(3,880)	(17.8)%	56,320	73,567	(17,247)	(23.4)%
Non-GAAP Professional Services	6,341	8,285	(1,944)	(23.5)%	19,075	29,378	(10,303)	(35.1)%
Total Non-GAAP cost of revenue	$24,297	$30,120	$(5,823)	(19.3)%	$75,395	$102,944	$(27,549)	(26.8)%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Cost of Revenue. For the three months ended November 1, 2024, subscription cost of revenue decreased $6.1 million, or 23.5%. As a percentage of revenue, subscription cost of revenue decreased 680 basis points to 27.8%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 390 basis points to 25.1%. The decrease in subscription cost of revenue was primarily attributable to lower vendor costs and lower employee-related expenses to support our subscription offerings. The decrease in subscription cost of revenue also reflects the completed exit from our non-strategic Managed Security Services offerings and our continued prioritization of our higher margin Taegis subscription solutions, which represents all of our subscription revenue for the three months ended November 1, 2024.
For the nine months ended November 1, 2024, subscription cost of revenue decreased $25.3 million, or 29.1%. As a percentage of revenue, subscription cost of revenue decreased 930 basis points to 28.7%. On a non-GAAP basis, subscription cost of revenue as a percentage of revenue decreased 590 basis points to 26.2%. The decrease in subscription cost of revenue was primarily attributable to lower vendor costs and lower employee-related expenses to support our subscription offerings. Those costs are lower as a percentage of revenue because our higher margin Taegis subscription solutions represented most of subscription revenue.
Professional Services Cost of Revenue. For the three months ended November 1, 2024, professional services cost of revenue decreased $1.8 million, or 21.4%. As a percentage of revenue, professional services cost of revenue decreased 110 basis points to 59.9%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 250 basis points to 56.0%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional services offerings.
For the nine months ended November 1, 2024, professional services cost of revenue decreased $10.1 million, or 33.4%. As a percentage of revenue, professional services cost of revenue decreased 730 basis points to 56.7%. On a non-GAAP basis, professional services cost of revenue as a percentage of revenue decreased 840 basis points to 53.5%. The decrease in professional services cost of revenue was primarily attributable to lower employee-related expenses associated with the reduction of non-strategic professional service offerings.

Gross Profit and Gross Margin
The following table presents information regarding our gross profit and gross margin for the three and nine months ended November 1, 2024 and November 3, 2023.

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2024	November 3, 2023	$	%	November 1, 2024	November 3, 2023	$	%

	(in thousands, except percentages)
Gross Profit:
Taegis Subscription Solutions	$51,522	$47,419	$4,103	8.7%	$152,316	$135,793	$16,523	12.2%
Managed Security Services	—	1,807	(1,807)	(100.0)%	837	6,414	(5,577)	(87.0)%
Total Subscription	$51,522	$49,226	$2,296	4.7%	$153,153	$142,207	$10,946	7.7%
Professional Services	4,544	5,523	(979)	(17.7)%	15,426	17,060	(1,634)	(9.6)%
Total Gross Profit	$56,066	$54,749	$1,317	2.4%	$168,579	$159,267	$9,312	5.8%

Gross Margin:
Taegis Subscription Solutions	72.2%	70.4%	1.8%		72.0%	69.2%	2.8%
Managed Security Services	—%	23.0%	(23.0)%		25.8%	19.5%	6.3%
Total Subscription	72.2%	65.4%	6.8%		71.3%	62.0%	9.3%
Professional Services	40.1%	39.0%	1.1%		43.3%	36.0%	7.3%
Total Gross Margin	67.8%	61.3%	6.5%		67.3%	57.6%	9.7%

Other Financial Information (1)
Non-GAAP Gross Profit:
Taegis Subscription Solutions	$53,451	$48,940	$4,511	9.2%	$157,715	$139,758	$17,957	12.8%
Managed Security Services	—	4,436	(4,436)	(100.0)%	885	15,971	(15,086)	(94.5)%
Total Non-GAAP Subscription	$53,451	$53,376	$75	0.1%	$158,600	$155,729	$2,871	1.8%
Non-GAAP Professional Services	4,985	5,867	(882)	(15.0)%	16,572	18,051	(1,479)	(8.2)%
Total Non-GAAP Gross Profit	$58,436	$59,244	$(808)	(1.4)%	$175,172	$173,781	$1,391	0.8%

Non-GAAP Gross Margin:
Taegis Subscription Solutions	74.9%	72.7%	2.2%		74.5%	71.2%	3.3%
Managed Security Services	—%	56.4%	(56.4)%		27.3%	48.5%	(21.2)%
Total Non-GAAP Subscription	74.9%	71.0%	3.9%		73.8%	67.9%	5.9%
Non-GAAP Professional Services	44.0%	41.5%	2.5%		46.5%	38.1%	8.4%
Total Non-GAAP Gross Margin	70.6%	66.3%	4.3%		69.9%	62.8%	7.1%

(1) See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Subscription Gross Margin. Subscription gross margin increased 6.8% and 9.3% for the three and nine months ended November 1, 2024, respectively. The increase in subscription gross margin is primarily attributable to lower vendor costs as we continue to scale the delivery of our Taegis Subscription Solutions. For the three months ended November 1, 2024, the increase in subscription gross margin is also attributable to the completed exit from our non-strategic Managed Security Services offerings.
Subscription gross margin on a GAAP basis includes amortization of intangible assets and stock-based compensation expense. On a non-GAAP basis, excluding these adjustments, gross margin increased 3.9% and 5.9% for the three and nine months ended November 1, 2024, respectively.
Professional Services Gross Margin. Professional services gross margin increased 1.1% and 7.3% for the three and nine months ended November 1, 2024, respectively. We expect professional services gross margin to fluctuate due to the timing of the revenue and related expense reductions associated with the reduction of our non-strategic professional services offerings.
Professional services gross margin on a GAAP basis includes stock-based compensation expense. On a non-GAAP basis, excluding this adjustment, gross margin increased 2.5% and 8.4% for the three and nine months ended November 1, 2024, respectively.

Operating Expenses
The following table presents information regarding our operating expenses during the three and nine months ended November 1, 2024 and November 3, 2023.

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2024	November 3, 2023	$	%	November 1, 2024	November 3, 2023	$	%

	(in thousands, except percentages)
Operating expenses:
Research and development	$24,344	$26,358	$(2,014)	(7.6)%	$71,696	$85,766	$(14,070)	(16.4)%
Sales and marketing	26,090	27,079	(989)	(3.7)%	74,503	92,842	(18,339)	(19.8)%
General and administrative	27,790	20,565	7,225	35.1%	66,860	63,194	3,666	5.8%
Reorganization and other related charges	—	—	—	—%	1,476	14,232	(12,756)	(89.6)%
Total operating expenses	$78,224	$74,002	$4,222	5.7%	$214,535	$256,034	$(41,499)	(16.2)%

Other Financial Information (1)
Non-GAAP research and development	$20,573	$22,564	$(1,991)	(8.8)%	$61,777	$76,689	$(14,912)	(19.4)%
Non-GAAP sales and marketing	24,188	26,243	(2,055)	(7.8)%	69,939	90,068	(20,129)	(22.3)%
Non-GAAP general and administrative	12,927	12,420	507	4.1%	37,589	41,335	(3,746)	(9.1)%
Non-GAAP operating expenses	$57,688	$61,227	$(3,539)	(5.8)%	$169,305	$208,092	$(38,787)	(18.6)%

(1)     See “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Research and Development Expenses. For the three months ended November 1, 2024, R&D expenses decreased $2.0 million, or 7.6%. As a percentage of revenue, R&D expenses decreased 10 basis points to 29.4% and, on a non-GAAP basis, R&D expenses as a percentage of revenue decreased 30 basis points to 24.9%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses and lower professional services and consulting-related costs.
For the nine months ended November 1, 2024, R&D expenses decreased $14.1 million, or 16.4%. As a percentage of revenue, R&D expenses decreased 240 basis points to 28.6% and on a non-GAAP basis, R&D expenses as a percentage of revenue decreased 300 basis points to 24.7%. The decrease in R&D expenses was primarily attributable to lower employee-related expenses, and lower professional services and consulting-related costs.
Sales and Marketing Expenses. For the three months ended November 1, 2024, S&M expenses decreased $1.0 million, or 3.7%. As a percentage of revenue, S&M expenses increased 120 basis points to 31.5% and, on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 20 basis points to 29.2%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs and lower employee-related expenses.
For the nine months ended November 1, 2024, S&M expenses decreased $18.3 million, or 19.8%. As a percentage of revenue, S&M expenses decreased 390 basis points to 29.7%, and on a non-GAAP basis, S&M expenses as a percentage of revenue decreased 460 basis points to 27.9%. The decrease in S&M expenses was primarily attributable to a decrease in marketing and advertising vendor costs as well as lower employee-related expenses.
General and Administrative Expenses. For the three months ended November 1, 2024, G&A expenses increased $7.2 million, or 35.1%. As a percentage of revenue, G&A expenses increased 1,060 basis points to 33.6%, and on a non-GAAP basis, G&A expenses as a percentage of revenue increased 170 basis points to 15.6%. The increase in G&A expenses were primarily attributable to merger-related costs incurred in connection with our pending acquisition by Sophos Inc.
For the nine months ended November 1, 2024, G&A expenses increased $3.7 million, or 5.8%. As a percentage of revenue, G&A expenses increased 390 basis points to 26.7%. On a non-GAAP basis, G&A expenses as a percentage of revenue increased 10 basis points to 15.0%. The increase in G&A expenses was primarily attributable to merger-related costs incurred in connection with our pending acquisition by Sophos Inc.
Reorganization and other related charges. During the nine months ended November 1, 2024, the Company incurred expenses of $1.5 million associated with its reorganization plan, consisting primarily of severance and other termination benefits.

Operating Loss
Our operating loss for the three months ended November 1, 2024 and November 3, 2023 was $22.2 million and $19.3 million, respectively. As a percentage of revenue, our operating loss was 26.8% and 21.5% for the three months ended November 1, 2024 and November 3, 2023, respectively. The increase in our operating loss was primarily attributable to higher operating expenses driven by merger-related costs incurred in the period, partially offset by increased gross margins driven by our Taegis solutions.
Our operating loss for the nine months ended November 1, 2024 and November 3, 2023 was $46.0 million and $96.8 million, respectively. As a percentage of revenue, our operating loss was 18.3% and 35.0% for the nine months ended November 1, 2024 and November 3, 2023, respectively. The decrease in our operating loss was primarily attributable to a decrease in operating expenses and an increase in gross margins driven by our Taegis solutions.
Operating loss on a GAAP basis includes amortization of intangible assets, stock-based compensation expense, merger-related costs, and reorganization related costs. On a non-GAAP basis, excluding these adjustments, our non-GAAP operating income was $0.7 million and $5.9 million for the three and nine months ended November 1, 2024, respectively, compared to non-GAAP operating loss of $2.0 million and $34.3 million for the three and nine months ended November 3, 2023, respectively.
Interest and Other, Net
Interest and other, net represented expense of $0.5 million and $0.6 million for the three and nine months ended November 1, 2024, respectively, compared with net income of $0.7 million for the three months ended November 3, 2023 and net expense of $1.7 million for the nine months ended November 3, 2023. The change primarily reflects the effects of foreign currency transactions and related exchange rate fluctuations.
Income Tax Expense (Benefit)
Our income tax expense was $4.9 million, or (21.5)%, and $31.8 million, or (68.3)%, of our pre-tax loss during the three and nine months ended November 1, 2024, respectively. Our income tax benefit was $4.1 million, or 22.3%, and $20.7 million, or 21.0%, of our pre-tax loss during the three and nine months ended November 3, 2023, respectively. The change in the effective tax rate was primarily attributable to the recording of a valuation allowance due to the tax deconsolidation from Dell during the three months ended May 3, 2024. Additionally, the change in the effective tax rate was driven by the impact of certain non-recurring discrete tax adjustments.
Net Income (Loss)
Our net loss of $27.5 million increased $13.1 million, or 90.7%, for the three months ended November 1, 2024 compared to the three months ended November 3, 2023. The increase in our net loss was primarily attributable to income tax expense incurred during the period, compared to an income tax benefit in the prior year, as well as higher operating expenses driven by merger-related costs incurred in the period.
Our net loss of $78.3 million increased $0.6 million, or 0.7%, for the nine months ended November 1, 2024 compared to the nine months ended November 3, 2023. This increase was primarily attributable to the impact of income tax expense associated with the tax deconsolidation from Dell during the three months ended May 3, 2024.
Net income on a non-GAAP basis for the three months ended November 1, 2024 was $0.2 million compared to non-GAAP net loss of $7 thousand for the three months ended November 3, 2023. For the nine months ended November 1, 2024, non-GAAP net income was $4.1 million compared to non-GAAP net loss of $25.8 million for the nine months ended November 3, 2023.

Liquidity and Capital Commitments
Overview
As of November 1, 2024, we have $53.1 million of cash and cash equivalents. We believe that our cash and cash equivalents and access to the revolving credit facility with Dell, described below, provides us with sufficient liquidity to meet our cash requirements, including to fund our business and meet our obligations for at least 12 months from the filing date of this report and for the foreseeable future thereafter.
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
In the event that our financial results are below our expectations, which may result from the factors mentioned above or other factors, we may need to take additional actions to preserve existing cash reserves. To the extent we undertake future material acquisitions, investments, or unanticipated capital or operating expenditures, we may require additional capital or need to incur indebtedness. In this context, we regularly evaluate opportunities to enhance our capital structure. In addition to our $50 million revolving credit facility, sources of financing may include arrangements with unaffiliated third parties. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all. During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, we are subject to certain contractual restrictions that limit our ability to take certain actions, including our ability to undertake acquisitions, investments or capital expenditures or to incur indebtedness, subject to certain exceptions.
Selected Measures of Liquidity and Capital Resources
Our principal sources of liquidity, consisting of cash and cash equivalents, are set forth below as of the dates indicated.

	November 1, 2024	February 2, 2024

	(in thousands)
Cash and cash equivalents	$53,088	$68,655
Revolving Credit Facility
SecureWorks, Inc., our wholly-owned subsidiary, is party to a revolving credit agreement with a wholly-owned subsidiary of Dell Inc. under which we obtained a $50 million senior unsecured revolving credit facility. Effective September 6, 2023, the revolving credit agreement was amended and restated to (1) increase the maximum principal amount of borrowings outstanding under the revolving credit facility to $50 million, (2) remove the one-time increase of up to an additional $30 million in borrowings upon mutual agreement by the lender and borrower, (3) extend the commitment and required repayment date under the revolving credit agreement to March 23, 2026, and (4) modify the rate at which interest accrues on funds drawn against the revolving credit agreement to SOFR plus 2.00%. During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, we are subject to certain contractual restrictions that limit our ability to incur indebtedness (including under the revolving credit facility), subject to certain exceptions.
Amounts under the facility may be borrowed, repaid and reborrowed from time to time during the term of the facility. The proceeds from loans made under the facility may be used for general corporate purposes. The credit agreement contains customary representations, warranties, covenants, and events of default. The unused portion of the facility is subject to a commitment fee of 0.35%, which is due upon expiration of the facility. There was no outstanding balance under the facility as of November 1, 2024 or as of February 2, 2024, and we did not borrow any amounts under the facility during any period covered by this report.

The borrower will be required to repay, in full, all of the loans outstanding, including all accrued interest, and the facility will terminate upon a change of control of SecureWorks Corp. or following a transaction in which SecureWorks, Inc. ceases to be a direct or indirect wholly-owned subsidiary of SecureWorks Corp. Under the terms of the Merger Agreement, any obligations incurred under the revolving credit facility will be repaid in full at the Effective Time. The facility is not guaranteed by us or our subsidiaries.
For more information regarding the facility, see “Notes to Condensed Consolidated Financial Statements—Note 5—Debt” in our condensed consolidated financial statements included in this report.
Cash Flows

	Nine Months Ended
	November 1, 2024	November 3, 2023

	(in thousands)
Net change in cash from:
Operating activities	$(453)	$(69,907)
Investing activities	(6,451)	(4,981)
Financing activities	(7,305)	(5,947)
Effect of exchange rate changes on cash and cash equivalents	(1,358)	(4,577)
Change in cash and cash equivalents	$(15,567)	$(85,412)
Operating Activities — Cash used in operating activities totaled $0.5 million and $69.9 million for the nine months ended November 1, 2024 and November 3, 2023, respectively. The decreased use of our operating cash aligns with our decreased operating loss when compared to the same period in fiscal 2024.
Investing Activities — Cash used in investing activities totaled $6.5 million for the nine months ended November 1, 2024 and $5.0 million for the nine months ended November 3, 2023. Investing activities consisted primarily of capitalized expenses related to the development of our Taegis security platform and applications, which increased $0.8 million when compared to the same period in fiscal 2024.
Financing Activities — Cash used in financing activities totaled $7.3 million and $5.9 million for the nine months ended November 1, 2024 and November 3, 2023, respectively. The use of cash for the nine months ended November 1, 2024 reflected employee tax withholding payments on restricted stock awards paid by us of $7.3 million and $5.9 million for the nine months ended November 1, 2024 and November 3, 2023, respectively.
Off-Balance Sheet Arrangements
As of November 1, 2024, we were not subject to any obligations pursuant to any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
As described in “Notes to Condensed Consolidated Financial Statements—Note 1—Description of the Business and Basis of Presentation” in our consolidated financial statements included in this report, management assessed the critical accounting policies as disclosed in our Annual Report and determined that there were no changes to our critical accounting policies or to our estimates associated with those policies during the three and nine months ended November 1, 2024.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 1, 2024.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Proposed Merger
The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our Class A common stock.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger transaction, or Merger, including (i) the Company receiving the Written Consent (as defined below) (which has been satisfied, as described below), (ii) (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (b) the clearance or approval under certain specified antitrust laws and foreign investment laws, (iii) the absence of any governmental authority of competent authority in certain specified jurisdictions issuing any order or other legal restraint that makes consummation of the Merger illegal or otherwise prohibited, (iv) at least 20 calendar days have elapsed since the Company’s mailing to the Company’s stockholders of the information statement on Schedule 14C, and (v) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement that has occurred that is continuing.
Following the execution of the Merger Agreement, on October 21, 2024, Dell Technologies Inc., a Delaware corporation, who, as of October 21, 2024 indirectly held approximately 97.4% of the combined voting power of the outstanding shares of Class A common stock and Class B common stock executed and delivered to the Company a written consent, or Written Consent, approving and adopting the Merger Agreement and the transactions contemplated therein, including the Merger. As a result of the execution and delivery of the Written Consent, the holders of at least a majority of the outstanding shares of Class A common stock and Class B common stock with the right to vote thereon have adopted and approved the Merger Agreement. The delivery of the Written Consent constituted the necessary approvals of stockholders for the approval of the Merger, subject to the other conditions set forth in the Merger Agreement.
Any such remaining required consents and approvals may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis or at all. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis or at all, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
If the Merger is delayed or not completed without realizing any of the benefits, we may be subject to a number of risks, including, but not limited to, the following:
•the market price of our Class A common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•the commitments of management’s time and resources to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•we may experience negative reactions from the financial markets or from our clients, business partners or employees;
•disruptions to our business, including adverse changes in our relationships with clients, suppliers, partners and employees, may occur;
•we may be unable to attract and retain key personnel and recruit prospective employees, and the productivity of our employees may decline due to uncertainty regarding the Merger;
•we may be unable to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;
•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed; and
•we may be required, if the Merger Agreement is terminated in certain limited circumstances, to pay a termination fee of $26 million as provided in the Merger Agreement, which would require us to use cash that would have otherwise been available for general corporate purposes or other uses.
If any of these or other risks materialize, they could adversely impact our ongoing business, financial condition, financial results and the price of our Class A common stock.

Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, results of operations and financial condition.
Litigation relating to the Merger may be filed against the Company and the board of directors. Among other remedies, claimants could seek damages and/or to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. The litigation costs, including costs associated with the indemnification of obligations to our directors, and diversion of management’s attention and resources to address the claims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.

Item 6. Exhibits

Secureworks hereby files or furnishes the following exhibits:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of October 21, 2024, by and among Sophos Inc., Project Green Merger Sub, Inc. and SecureWorks Corp. (incorporated by reference to Exhibit 2.1. to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2024).

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

Date: December 4, 2024